Form 10-K
period 2008-12-31
JOLLEY MARKETING INC
filed 2009-05-14
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

 X

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 000-53500

JOLLEY MARKETING, INC.

(Exact name of Registrant as specified in its charter)

Nevada	87-0622284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

374 East 400 South, Suite 3, Springville, UT	84663
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:  (801) 489-4802

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes           No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.        .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (1)  Yes  X    No             (2)  Yes           No  X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

Accelerated Filer       .

Non-accelerated Filer

Smaller reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  X   No      .

Because the stock of the registrant was not quoted for trading until April 30, 2009, it is unable to provide the average bid and asked price of the Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter and thus cannot provide the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

At May 8, 2009, there were 18,113,750 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Forward-Looking Statements

The statements contained in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information.  Forward-looking statements include the information concerning our search for an operating company, possible or assumed future operations, business strategies, need for financing, competitive position, potential growth opportunities, ability to retain and recruit personnel, the effects of competition and the effects of future legislation or regulations.  Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “will,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct.  Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report.  While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, changes in regulation of shell or blank check companies; the general economic downturn; a further downturn in the securities markets; our ability to raise needed operating funds and continue as a going concern; and other risks and uncertainties.  Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those expected.  We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

There may also be other risks and uncertainties that we are unable to identify and/or predict at this time or that we do not now expect to have a material adverse impact on our business.

Introductory Comment

Throughout this Annual Report on Form 10-K, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our Company” refer to Jolley Marketing, Inc., a Nevada corporation.

PART I

ITEM 1.  BUSINESS

Overview and Development Since 1998

Our Company was incorporated on December 3, 1998, in the State of Nevada.  The Company has assets of nominal value and we have generated no revenue since June 2008.  We are a “shell company” as defined pursuant to Rule 12b-2 under the Securities Exchange Act of 1934 (the “Exchange Act”).  We intend to seek to acquire the assets or voting securities of one or more other companies that are actively engaged in a business that generates revenues in exchange for securities of our Company, or to be acquired by such a company.  We have not identified a particular acquisition target or entered into any negotiations regarding any acquisition.

From our incorporation in 1998 through approximately June 2008, we were in the startup phase of our proposed business operations.  Originally, Ronald Jolley, the initial director and Chief Executive Officer, intended to operate the Company as a telecommunications company by obtaining business service agreements.  He was not successful in obtaining service contracts and decided to redefine the Company’s business plan to service industrial, commercial and residential lighting needs.  Beginning in February 2000, the Company began selling lighting products for business and commercial applications in the greater metropolitan area of Utah County.  In addition, the Company offered consulting services to help its customers achieve the optimum lighting solutions.  To this end, the Company had agreements in place with local wholesale suppliers of electronics to purchase lamps and lighting products at wholesale prices.  In turn, the Company sold the lighting products at a marked up cost to its customers.

In September 2002, we filed a registration statement to raise up to $75,000 for operating capital through the sale of our common stock by Mr. Jolley as selling agent for the proposed offering.  Because of health problems of Mr. Jolley, the registration statement was withdrawn in November 2002 and no funds were raised.

We had only limited operations during this startup phase through June 30, 2008, at which time we ceased all business operations because of increased competition in the industry, dwindling sales, and elevated costs associated with generating sales.

From March 2005 through February 2006 we sold 750,000 post reverse split shares for $15,000 to generate operating capital for the Company.

On August 2, 2007, the board authorized a reverse split of our outstanding shares of common stock at the rate of one share for each 10 shares outstanding.  At the time of the reverse stock split we had 19,137,500 shares outstanding, which were reduced to 1,913,750 shares as a result of the reverse stock split.  Unless otherwise stated herein, all outstanding shares designated herein give effect to this reverse stock split.

On August 30, 2007, we sold 15,000,000 shares to Steven L. White for $15,000 in a transaction which changed the control of our Company from Mr. Jolley to Mr. White.  In connection with the stock purchase, Mr. White assumed management of our Company and became the sole officer and director.  The purpose of this change of control was to alter the business of the Company and permit us to seek potential operating target companies to acquire, or to be acquired by, in order to generate material business operations.

In August 2008 we completed a non-public offering of our common stock in which we sold 1,200,000 shares at $0.025 per share for gross proceeds of $30,000.  The net proceeds of this offering have been allocated and used for our operating costs.

The Company is a shell company and is seeking potential business acquisitions or opportunities to enter into in an effort to commence business operations.

Business of the Company

Selection of a Business

The Company anticipates that businesses for possible acquisition will be referred by various sources, including its sole officer and director, shareholders, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its sole officer and director and his affiliates, as well as indirect associations between him and other business and professional people. By relying on “word of mouth,” the Company may be limited in the number of potential acquisitions it can identify. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.

Compensation to a finder or business acquisition firm may take various forms, including a one-time cash payment, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements.  Consequently, the Company is currently unable to predict the cost of utilizing such services.

The Company will not restrict its search to any particular business, industry, or geographical location, and management may evaluate and enter into any type of business in any location.  The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems.  Participation in a new business venture entails greater risks since in many instances management of such a venture will not have proved its ability, the eventual market of such venture’s product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately.  If the Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of the Company.

The analysis of new businesses will be undertaken by or under the supervision of the sole officer and director.  In analyzing prospective businesses, management will consider, to the extent applicable, the following: the available technical, financial, and managerial resources, working capital and other prospects for the future, the nature of present and expected competition, the quality and experience of management services which may be available and the depth of that management, the potential for further research, development, or exploration, the potential for growth and expansion, the potential for profit, the perceived public recognition or acceptance of products, services, or trade or service marks, name identification and other relevant factors.

The decision to participate in a specific business may be based on management’s analysis of the quality of the other firm’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and other factors which are difficult, if not impossible, to analyze through any objective criteria.  It is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

The Company will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor.  The period within which the Company may participate in a business cannot be predicted and will depend on circumstances beyond the Company’s control, including the availability of businesses, the time required for the Company to complete its investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for the Company’s participation, and other circumstances.

Acquisition of a Business

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted.  The structure of the particular business acquisition will be approved by the Board of Directors and may not require the approval of the Company’s shareholders.  Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions.  Upon the consummation of a transaction, it is likely that the present management and shareholders of the Company will not be in control of the Company.  In addition, it is anticipated that the current sole officer and director would resign in favor of new management designated by the target company without a vote of the Company’s stockholders.

In the event the Company enters into an acquisition transaction with another entity, the Company will be required to report the transaction in a Current Report on Form 8-K within four business days following the execution of the agreement, and any amendment thereto, and within four business days following the closing of the transaction.  In addition, because the Company is a shell company, if the transaction results in the Company no longer being a shell company, it will be required to file within four business days a Current Report on Form 8-K which includes the information that would be required if the Company were filing a general form for registration of securities on Form 10 reflecting the Company and its securities upon consummation of the transaction, including information on the new business and management of the Company after closing.

In connection with the Company’s acquisition of a business, the present shareholders of the Company, including current management, may, as a negotiated element of the acquisition, sell a portion or all of the Company’s Common Stock held by them at a significant premium over their original investment in the Company.  It is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the number of “restricted securities” held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company’s Common Stock that could result from substantial sales of such shares after the restrictions no longer apply.  As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company.  Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances.  Furthermore, the Company’s shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

In the event sales of shares by present stockholders of the Company, including current management, is a negotiated element of a future acquisition, a conflict of interest may arise because our sole director will be negotiating for the acquisition on behalf of the Company and for sale of his or shareholders’ shares for his own or the shareholders’ respective accounts.  Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell shares at a price which is unacceptable to our sole director, management may not sacrifice his or the shareholders’ financial interest for the Company to complete the transaction.  Where the business opportunity is not well suited, but the price offered management for the shares is high, management will be tempted to effect the acquisition to realize a substantial gain on the shares in the Company.  Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for their shares is fair.  Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its stockholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws.  Securities, including shares of the Company’s Common Stock, issued by the Company in such a transaction would be “restricted securities” as defined in Rule 144 promulgated by the Securities and Exchange Commission.  Under amendments to Rule 144 recently adopted by the Commission, and which took effect on February 15, 2008, these restricted securities could not be resold under Rule 144 until the following conditions were met:  the Company ceased to be a shell company; it remained subject to the Exchange Act reporting obligations; filed all required Exchange Act reports during the preceding 12 months; and at least one year had elapsed from the time the Company filed “Form 10 information” reflecting the fact that it had ceased to be a shell company.  In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter.  Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company.  The issuance of substantial additional securities and their potential sale into any trading market that may develop in the Company’s securities may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called “tax-free” event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the “Code”).  In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity.  In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity.  Section 368(a)(1) of the Code provides for tax-free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation.  Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company’s voting securities.  It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation will hold 50% or more of the voting stock of the surviving entity.  Consequently, there is a substantial possibility that the shareholders of the Company immediately prior to the transaction would retain substantially less than 50% of the issued and outstanding shares of the surviving entity.  It is anticipated that these shareholders would in fact retain less than 5% control of the Company after a reverse acquisition.

Therefore, regardless of the form of the business acquisition, it may be anticipated that stockholders immediately prior to the transaction will experience a significant reduction in their percentage of ownership in the Company.

Notwithstanding the fact that the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles will ordinarily require that such transaction be accounted for as a capital transaction by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.

The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.

The Company will participate in a business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

Operation of Business After Acquisition

The Company’s operation following its acquisition of a business will be dependent on the nature of the business and the interest acquired.  It is unlikely that current shareholders would be in control of the Company or that present management would be in control of the Company following the acquisition.  It may be expected that the business will present various risks, which cannot be predicted at the present time.

Governmental Regulation

It is impossible to predict the government regulation, if any, to which the Company may be subject until it has acquired an interest in a business.  The use of assets and/or conduct of businesses that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation.  In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company.  In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation.  The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business.  There is no assurance that the Company will be successful in obtaining suitable investments.

Employees

The Company currently has no employees.  Steven L. White, the Company’s President and principal shareholder, will devote such time to the affairs of the Company as he deems appropriate.  Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses.  The future need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Because we are neither an accelerated filer or a large accelerated filer, nor a well-known seasoned issuer, we have elected not to provide the information required by this item.  Nevertheless there are no unresolved comments reportable pursuant to this item.

ITEM 2.  PROPERTIES

The Company has no office facilities and does not presently anticipate the need to lease commercial office space or facilities.  For now the office of Steven L. White, the President and principal shareholder, is being used as the Company address.  The Company may lease commercial office facilities in the future at such time as operations have developed to the point where the facilities are needed, but has no commitments or arrangements for any facilities.  There is no assurance regarding the future availability of commercial office facilities or terms on which the Company may be able to lease facilities in the future, nor any assurance regarding the length of time the present arrangement may continue.

ITEM 3.  LEGAL PROCEEDINGS

No legal proceedings are reportable pursuant to this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There currently is no active trading for our Common Stock on a recognized exchange.  Our common stock was approved for quotation on the OTC/BB on April 30, 2009.  Our stock’s trading symbol is JLLM.

The Company has been a shell company since approximately July 2008.  As a result, we are subject to the provisions of Rule 144(i) which limit reliance on the Rule by shareholders owning stock in a shell company.   Under current interpretations, unregistered shares issued after the Company became a shell company could not be resold under Rule 144 until the following conditions were met:  we ceased to be a shell company; we remained subject to the Exchange Act reporting obligations; we filed all required Exchange Act reports during the preceding 12 months; and at least one year had elapsed from the time we filed “Form 10 information” reflecting the fact that we had ceased to be a shell company.

There are no outstanding options, warrants, or other instruments convertible into shares of the Company’s Common Stock.  We have granted piggyback registration rights for 1,200,000 shares of the outstanding shares and there are no shares that are being, or that have been publicly proposed to be, publicly offered by the Company.

Holders

At May 8, 2009, the Company had 68 shareholders of record.  The number of record holders was determined from the records of the Company’s transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  The Company has appointed Stalt, Inc., 671 Oak Grove Avenue, Suite C, Menlo Park, CA 94025, to act as its transfer agent for the Common Stock.

Dividends

The Company has not declared or paid any cash dividends on its Common Stock during the two fiscal years ended December 31, 2008, or in any subsequent period.  The Company does not anticipate or contemplate paying dividends on its Common Stock in the foreseeable future.  The only restrictions that limit the ability to pay dividends on common equity, or that are likely to do so in the future, are those restrictions imposed by law.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2008, we had not adopted any compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

Purchases of Equity Securities

There were no purchases made during the fourth quarter of the fiscal year ended December 31, 2008, by or on behalf of our Company or any affiliated purchaser of shares or other units of any class of our equity securities registered pursuant to Section 12 of the Exchange Act.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes thereto as included with this report.

Years Ended December 31, 2008 and 2007

We had at December 31, 2008, $317 available cash on hand and had losses for the years ended December 31, 2008 and 2007 of $52,636 and $9,544, respectively.  During the years ended December 31, 2008 and 2007, the revenues from the discontinued operations were $2,457 and $3,263, respectively, and the pretax income (loss) was $(1,364) and $1,339, respectively.  In June 2008, the Board of Directors of the Company approved discontinuing the lighting business operation.  The decision was based upon consideration of 1) increasing competition in the industry, 2) dwindling sales, and 3) elevated costs associated with generating sales.  The discontinuation was effected on June 30, 2008 by abandoning the operations under the direction of the Board of Directors.

Net loss during the year ended December 31, 2008 was $52,636 compared to $9,544 for year ended December 31, 2007.  Expenses for the year ended December 31, 2008 consisted of general and administrative expenses of $53,490, interest income of $469, and a gain on settlement of debt of $1,749.  Expenses for the year ended December 31, 2007 consisted of general and administrative expenses of $13,617 and interest income of $2,331.  The general and administrative expenses during 2008 were primarily due to professional, legal, and accounting fees associated with our public filings.

Liquidity and Capital Resources

At December 31, 2008, we had $317 in available cash on hand, prepaid expenses of $1,185 and $745 in liabilities, including $745 of accounts payable.  We had net working capital of $757 at December 31, 2008.

We anticipate our expenses for the next twelve months will be approximately $20,000. At the present time management does not believe the Company has sufficient working capital to meet its needs for the year ending December 31, 2009.  Therefore, management will seek financing through loans or sale of common stock. Management anticipates that it may rely on advances from our president, or shareholders, to meet the Company’s short-term cash needs. However, the Company has no agreements to that effect.

Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period. We currently have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future. Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

Our current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company.

Off-Balance Sheet Arrangements

During the years ended December 31, 2008 and 2007, we did not engage in any off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required pursuant to this item are included immediately following the signature page of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants reportable pursuant to this item.

ITEM 9A.  CONTROLS AND PROCEDURES

As a smaller reporting company, we have elected not to provide the information required by this item.  Rather, we have provided the information set forth in Item 9A(T) below.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our President, who serves as our principal executive officer and our principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.  A discussion of the material weaknesses in our disclosure controls and procedures is set forth below.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting

Our management consists solely of Steven L. White, our Chief Executive Officer (“CEO”) and our Principal Financial Officer (“PFO”), who is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  As a result, our internal control system is limited in its scope and capabilities, although, based on our CEO/PFO’s general business experience, is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles.

Because of inherent limitations of having a single officer and director, our system of internal control over financial reporting may not prevent or detect misstatements.  Our management, including our sole executive and accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on his evaluation, he concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This material weakness relates to the monitoring and review of work performed by our CEO, who also acts as our principal financial officer in the preparation of financial statements, footnotes and financial data provided to the Company’s independent registered public accounting firm in connection with the annual audit.  All of our financial reporting is carried out by our CEO/PFO, and we do not have an audit committee.  This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

Since our Company has no ongoing operations and is, at this time, a “blank check” or “shell” company, as defined in the Securities Act, we are making an effort to mitigate this material weakness to the fullest extent possible.  This is done by having our CEO/PFO review all our financial reporting requirements for reasonableness.  All unexpected results are investigated.  At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it will be immediately implemented.  As soon as our finances allow, we plan to hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our CEO/PFO.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

The Company did not fail to file any information required to be filed in a report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2008.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

The following table sets forth the name and age of, and position or positions held by, our sole executive officer and director

Name	Age	Position(s)	Director Since	Employment Background
Steven L. White	54	Director, President, Chief Executive Officer, Secretary and Treasurer	August 2007

Mr. White earned his Bachelor of Science Degree from Brigham Young University in 1980 with a major in accounting and a minor in English.  He is a member of the American Institute of Certified Public Accountants and has been employed by firms located in Utah and Colorado.  Since 1983, Mr. White has been employed in private accounting and has been the controller of several small businesses. He has been the owner and president and director of Sparrow, Inc., a small consulting business from 2000 to present; the president and director of eNutrition, Inc., from 2000 to 2003, a publicly traded company which sold nutritional products; the president and director of Excel Publishing, Inc., a publicly traded small publishing company from the fall of 2002 to the spring of 2003; the president and director of New Horizon Education, Inc., a publicly traded educational software company from 1998 to 2003; and the controller and chief financial officer of Phoenix Ink, LLC, a financial newsletter publisher, from 1999 to 2001.  Mr. White is currently serving as a director of Jolley Marketing, Inc., USATCO, Inc., Millstream Ventures, Inc., and United Restaurant Management, Inc., each of which is a reporting company.

On November 17, 2006, Mr. White, on behalf of and as president of Liquitek Enterprises, Inc., a Nevada corporation, filed in United States Bankruptcy Court District of Nevada, a petition of bankruptcy under Chapter 11, which on August 24, 2007, was subsequently dismissed.  Mr. White became the president of Liquitek Enterprises, Inc. on September 15, 2006.  Liquitek Enterprises, Inc. is not an affiliate of our company and Mr. White is no longer an officer or director of Liquitek Enterprises, Inc.

Directors are elected to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.  Annual meetings of the stockholders, for the selection of directors to succeed those whose terms expire, are to be held at such time each year as designated by the Board of Directors.  Officers of the Company are elected by the Board of Directors, which is required to consider that subject at its first meeting after every annual meeting of stockholders.  Each officer holds his office until his successor is elected and qualified or until his earlier resignation or removal.

Code of Ethics

The Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, because it has not commenced any material business operations.

Overview of Director Nominating Process

The Board of Directors does not have a standing nominating committee or committee performing similar functions. The Board of Directors also does not currently have a policy for the qualification, identification, evaluation or consideration of director candidates. The Board of Directors does not believe that a defined policy with regard to the qualification, identification, evaluation or consideration of candidates recommended by stockholders is necessary at this time due to the lack of operations and the fact that we have not received any stockholder recommendations in the past.  Director nominees are considered solely by our current sole director.

Audit Committee Financial Expert

Our Board of Directors performs the duties that would normally be performed by an audit committee.  Given our lack of operations prior to any merger, our Board of Directors believes that its current member has sufficient knowledge and experience necessary to fulfill the duties and obligations of the audit committee for our Company. The Board of Directors has determined that the Company does not have an audit committee financial expert, due to lack of funds.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

Steven L. White has served as our chief executive officer since August 2007.  Neither Mr. White nor any other person received compensation from us during the years ended December 31, 2008 or 2007, which would be reportable pursuant to this item.

Equity Awards

Neither Mr. White nor any other person held any unexercised options, stock that had not vested, or equity incentive plan awards at December 31, 2008.

Director Compensation

No compensation was paid to or earned by any director during the year ended December 31, 2008.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners of More than Five Percent, Directors, and Management

The following table sets forth certain information from reports filed by the named parties, or furnished by current management, concerning the ownership of our Common Stock as of May 8, 2009, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our Common Stock; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Steven L. White 386 North 210 East Mapleton, UT 84664	15,100,000	83.4%
Executive Officers and Directors as a Group (1 Person)	15,100,000	83.4%

(1)  This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission.  Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table.  As of the date of this table, there are no outstanding options or warrants.

(2)  Applicable percentages are based on 18,113,750 shares of our Common Stock outstanding on May 8, 2009.

Change of Control

We anticipate that a change of control will occur when a new business venture is acquired.  Our business plan is to seek and, if possible, acquire an operating entity through a reverse acquisition transaction with the operating entity.  By its nature, a reverse acquisition generally entails a change in management and principal shareholders of the surviving entity.   While management cannot predict the specific nature of the form of the reverse acquisition, it is anticipated that at the closing of the process, the current sole officer and director would resign in favor of persons designated by the operating company and that the shareholders of the operating entity would receive a controlling number of shares in our Company, thus effecting a change in control of the Company.

Equity Compensation Plan Information

As of December 31, 2008, the Company had not adopted any compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Steven L. White, our sole officer and director, provides office space at no cost to us.  This arrangement is not evidenced by a written agreement.  The arrangement may be terminated at any time by Mr. White.

On August 30, 2007, we sold 15,000,000 shares of our common stock to Mr. White for $15,000.  Mr. White was the sole director at the time of this transaction, which was not effected at arm’s length.

In April and May 2009, the Company received a total of $11,000 from Steven L. White its sole officer and director. The loans are due on demand and bear interest at 8% per annum.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent.  As a result, we have adopted the independence standards of the American Stock Exchange to determine the independence of our directors and those directors serving on our committees.  These standards provide that a person will be considered an independent director if he or she is not an officer of the Company and is, in the view of the Company’s Board of Directors, free of any relationship that would interfere with the exercise of independent judgment.  Our Board of Directors has determined that our sole director is not independent.  We have no audit committee.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid

Michael J. Larsen served as our independent registered public accounting firm for the fiscal years ended December 31, 2008 and 2007.  The following fees were paid to our independent registered public accounting firm for services rendered during our last two fiscal years:

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2008 and 2007 were $12,776 and $17,306, respectively.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the fiscal years ended December 31, 2008 and 2007.

Tax Fees

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning in the fiscal years ended December 31, 2008 and 2007.

All Other Fees

There were no other fees billed for products or services provided by the principal accountant, other than those previously reported above, for the fiscal years ended December 31, 2008 and 2007.

Audit Committee

Our auditor has not provided any non-audit services in the past and does not anticipate providing any non-audit services to the Company.  In the event non-audit services are contemplated in the future, our Board of Directors, which functions in the capacity of an audit committee, will consider whether the non-audit services provided by our auditors to us would be compatible with maintaining the independence of our auditors and whether the independence of our auditors would be compromised by the provision of such services.  Our Board of Directors pre-approves all auditing services and would approve any permitted non-audit services contemplated in the future, including the fees and terms of those services, to be performed for us by our independent auditor prior to engagement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2008 and 2007

Statements of Operations for the years ended December 31, 2008 and 2007

Statements of Stockholders’ Equity for the years ended December 31, 2008 and 2007

Statements of Cash Flows for the years ended December 31, 2008 and 2007

Notes to Financial Statements

Exhibits

The following exhibits are included with this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
3.1	Articles of Incorporation	10	000-53500	3.1	11/18/08
3.2	Bylaws	10	000-53500	3.2	11/18/08
4.1	Form of Common Stock Certificate	10	000-53500	4.1	11/18/08
4.2	Form of Registration Rights Agreement for Stockholders from Private Offering Completed August 6, 2008, with schedule of investors	10	000-53500	4.2	11/18/08
4.3	Form of Registration Rights Agreement for Other Stockholders, with schedule of investors	10	000-53500	4.3	11/18/08
10.1	Registration Rights Agreement dated August 1, 2008, with Steven L. White (included in Exhibit 4.2)	10	000-53500	10.1	11/18/08
31.1	Rule 13a-14(a) Certification by Principal Executive and Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive and Principal Financial Officer					X

Signature Page Follows

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jolley Marketing, Inc.

Date:  May 13, 2009

By: /s/ Steven L. White

Steven L. White, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  May 13, 2009

/s/ Steven L. White

Steven L. White, Director and President (Principal Executive and Financial Officer)

JOLLEY MARKETING, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

JOLLEY MARKETING, INC.

CONTENTS

PAGE

--	Report of Independent Registered Public Accounting Firm	F-1

--	Balance Sheets, December 31, 2008 and 2007	F-2

--	Statements of Operations, for the years ended
	December 31, 2008 and 2007	F-3

--	Statements of Stockholders’ Equity, for the years
	ended December 31, 2008 and 2007	F-4

--	Statements of Cash Flows, for the years ended
	December 31, 2008 and 2007	F-5

--	Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Jolley Marketing, Inc.

I have audited the accompanying balance sheets of Jolley Marketing, Inc. (“JMI”) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2008 and 2007.  JMI’s management is responsible for these financial statements.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMI as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 2 to the financial statements, the company incurred a net loss of $52,636 during the year ended December 31, 2008, has negative cash flows from operating activities, and had discontinued its operations, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael J. Larsen

Michael J. Larsen

Sandy, Utah

May 13, 2009

JOLLEY MARKETING, INC.

BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2008	2007
CURRENT ASSETS:
Cash	$317	$21,768
Prepaid expense	1,185	5,193
Loan receivable – related party	-	8,668
Total Current Assets	1,502	35,629

Total Assets	$1,502	$35,629

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$745	$9,281
Total Current Liabilities	745	9,281

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value,
10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value,
200,000,000 shares authorized,
18,113,750 and 16,913,750 shares
issued and outstanding, respectively	18,114	16,914
Capital in excess of par value	154,181	128,336
Retained earnings (deficit)	(171,538)	(118,902)

Total Stockholders' Equity	757	26,348

Total Liabilities and Stockholders’ Equity	$1,502	$35,629

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

STATEMENTS OF OPERATIONS

	For the year	For the year
	ended	ended
	December 31,	December 31,
	2008	2007

REVENUE	$-	$-

OPERATING EXPENSES:
Professional fees	51,544	11,457
Other general and administrative	1,946	2,160
Total Operating Expenses	53,490	13,617

LOSS BEFORE OTHER INCOME	(53,490)	(13,617)

OTHER INCOME:
Gain on settlement of debt	1,749	-
Interest income – related party	469	2,331
Total Other Income	2,218	2,331
LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(51,272)	(11,286)

CURRENT INCOME TAX BENEFIT (EXPENSE)	-	458

DEFERRED INCOME TAX BENEFIT (EXPENSE)	-	203

LOSS FROM CONTINUING OPERATIONS	(51,272)	(10,625)

DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued lighting supplies business	(1,364)	1,339
Income tax benefit (expense)	-	(258)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(1,364)	1,081

NET INCOME (LOSS)	$(52,636)	$(9,544)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	0.00
Net income (loss) per common share	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,410,745	6,968,545

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

					Capital in
	Preferred Stock		Common Stock		Excess of	Retained
	Shares	Amount	Shares	Amount	Par Value	Deficit
BALANCE, December 31, 2006	-	$ -	1,913,750	$ 1,914	$ 128,336	$ (109,358)

Issuance of 15,000,000 shares of common stock for cash at $0.001 per share, August 2007	-	-	15,000,000	15,000	-	-

Net loss for the year ended December 31, 2007	-	-	-	-	-	(9,544)

BALANCE, December 31, 2007	-	-	16,913,750	16,914	128,336	(118,902)

Issuance of 1,200,000 shares of common stock for cash at $0.025 per share, August 2008	-	-	1,200,000	1,200	25,781	-

Capital contribution	-	-	-	-	64	-

Net loss for the year ended December 31, 2008	-	-	-	-	-	(52,636)

BALANCE, December 31, 2008	-	$ -	18,113,750	$ 18,114	$ 154,181	$ (171,538)

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

STATEMENTS OF CASH FLOWS

	For the year	For the year
	ended	ended
	December 31,	December 31,
	2008	2007

Cash Flows From Operating Activities:
Net loss	$(52,636)	$(9,544)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in assets and liabilities:
(Increase) decrease in prepaid expense	4,008	(5,193)
Decrease in related party accrued interest receivable	-	1,044
Increase (decrease) in accounts payable	(8,536)	1,039
(Decrease) in deferred income tax liabilities	-	(203)

Net Cash Used by
Operating Activities	(57,164)	(12,857)

Cash Flows From Investing Activities:
Loans to related party	-	(2,422)
Repayment of loans to related party	8,668	22,047

Net Cash Provided by
Investing Activities	8,668	19,625

Cash Flows From Financing Activities:
Capital contribution	64	-
Stock offering costs	(3,019)	-
Proceeds from common stock issuances	30,000	15,000

Net cash provided by financing activities	27,045	15,000

Net Increase (Decrease) in Cash	(21,451)	21,768

Cash at Beginning of Period	21,768	-

Cash at End of Period	$317	$21,768

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:
For the year ended December 31, 2008:
None
For the year ended December 31, 2007:
None

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Jolley Marketing, Inc. (“the Company”) was organized under the laws of the State of Nevada on December 3, 1998.  The Company sold lighting products to industrial, commercial, and residential customers through June 2008, when the Company discontinued its operations.

In September 2002 the Company filed SEC Form SB-2 but immediately withdrew the filing in November of the same year due to health problems of the Company’s president.  None of the Company’s securities were offered, or sold, under that registration.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimated by management.

Fair Value of Financial Instruments - The carrying value of the loan receivable approximates fair value based on interest rates available for similar instruments.  No financial instruments are held for trading purposes.

Dividends - The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Revenue Recognition - The Company recognizes revenue net of sales taxes when rights and risk of ownership have passed to the customer, when there is persuasive evidence of an arrangement, the product has been delivered to the customer, the price and terms are finalized, and collection of resulting receivable is reasonably assured.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, during the year ended December 31, 2008, the Company incurred a net loss of $52,636, had negative cash flows from operating activities, and had discontinued its operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - DISCONTINUED OPERATIONS

In June 2008, the Board of Directors of the Company approved discontinuing the lighting business operation.  The decision was based upon consideration of 1) increasing competition in the industry, 2) dwindling sales, and 3) elevated costs associated with generating sales.  The discontinuation was effected on June 30, 2008 by abandoning the operations under the direction of the Board of Directors.  During the years ended December 31, 2008 and 2007, the revenues from the discontinued operations were $2,457 and $3,263, respectively, and the pretax income (loss) was $(1,364) and $1,339, respectively.

JOLLEY MARKETING, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

Loans Receivable - During the years ended December 31, 2008 and 2007, respectively, the Company loaned $0 and $2,422 to a former officer/stockholder of the Company and the former officer/stockholder repaid $8,668 and $22,047 of the loans.  The loans bore interest at 8% per annum and were due on demand. At December 31, 2008 and 2007, respectively, the former officer/stockholder owed $0 and $8,668 to the Company.  During the years ended December 31, 2008 and 2007, respectively, the Company recorded interest income of $469 and $2,331.

Management Compensation - During the years ended December 31, 2008 and 2007, the Company paid no compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space.  Officers/stockholders of the Company have allowed the Company to use their offices as a mailing address, as needed, at no cost to the Company.

Accounts Payable – At December 31, 2008, the Company owed an entity owned by an officer/stockholder of the Company $171, which was paid in March 2009.

Shareholder Advance – In August 2007, an officer and shareholder of the Company advanced $100 to the Company.  The advance was repaid in August 2007.

Common Stock Issuances - In August 2008, the Company issued 100,000 shares of its previously authorized but un-issued common stock for $2,500 cash, or $0.025 per share, to an officer/stockholder of the Company as part of a private placement [See Note 5].

In August 2007, the Company issued 15,000,000 shares of its previously authorized but un-issued common stock for $15,000 cash, or $0.001 per share, to an officer of the Company.  This issuance resulted in a change in control of the Company.

Capital Contribution - In September 2008, a former officer/stockholder of the Company contributed $64 to the Company.

NOTE 5 - CAPITAL STOCK

Stock Split - In August 2007, the Company effected a 10-for-1 reverse stock split.  The financial statements for all periods presented have been restated to reflect the reverse stock split.

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at December 31, 2008 and 2007.

Common Stock - In August 2008, the Company issued 1,200,000 shares of its previously authorized but un-issued common stock for $30,000 cash, or $0.025 per share, in a private placement.  The Company issued 100,000 of these shares to an officer/stockholder of the Company [See Note 4].  Offering costs for the private placement totaled $3,019 and were offset against the proceeds.

JOLLEY MARKETING, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES

The Company has available at December 31, 2008, net operating loss carryforwards of approximately $57,700, which may be applied against future taxable income and which expire in 2027 and 2028.  If there are substantial changes in the Company’s ownership, there may be an annual limitation on the amount of net operating loss carryforwards which can be utilized.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to the net deferred tax assets and, therefore, no deferred tax assets have been recognized.  The net deferred tax assets are approximately $8,690 and $760 as of December 31, 2008 and 2007, respectively, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the year ended December 31, 2008 is approximately $7,930.

NOTE 7 - CONCENTRATIONS

The Company’s discontinued operations were dependent upon the economy of the Utah County area.  Sales from discontinued operations included sales to six major customers, each of which accounted for 10% or more of the total sales of the Company for at least one of the years presented, as follows:

	Percent of	Percent of
Customer	2008 Sales	2007 Sales
A	39%	-%
B	20	-
C	10	-
D	-	27
E	-	16
F	-	11

Totals	69%	54%

NOTE 8 - SUBSEQUENT EVENTS

In April and May 2009, the Company received a total of $11,000 in loans from an officer/shareholder of the Company. The loans are due on demand and bear interest at 8% per annum.