Form 10-Q
period 2009-03-31
JOLLEY MARKETING INC
filed 2009-05-15
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

or

     .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  000-53500

JOLLEY MARKETING, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0622284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

374 East 400 South, Suite 3, Springville, Utah	84663
(Address of principal executive offices)	(Zip Code)

(801) 489-4802
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      . Yes  X .  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes       .    No       .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.

Non-accelerated filer	.	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   X .  Yes       .  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 14, 2009:  18,113,750

JOLLEY MARKETING, INC.

FORM 10-Q

MARCH 31, 2009

*Inapplicable items have been omitted

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2009

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

CONTENTS

		PAGE

--	Unaudited Condensed Balance Sheets at March 31, 2009
	and December 31, 2008	5

--	Unaudited Condensed Statements of Operations, for the three
	months ended March 31, 2009 and 2008	6

--	Unaudited Condensed Statements of Cash Flows,
	for the three months ended March 31, 2009 and 2008	7

--	Notes to Unaudited Condensed Financial Statements	8

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash	$146	$317
Prepaid expense	-	1,185
Total Current Assets	146	1,502

Total Assets	$146	$1,502

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$9,091	$745
Total Current Liabilities	9,091	745

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value,
10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value,
200,000,000 shares authorized,
18,113,750 and 18,113,750 shares
issued and outstanding, respectively	18,114	18,114
Capital in excess of par value	154,181	154,181
Retained Earnings (Deficit)	(181,240)	(171,538)

Total Stockholders' Equity	(8,945)	757

Total Liabilities and Stockholders’ Equity	$146	$1,502

Note: The balance sheet at December 31, 2008 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three
	Months Ended
	March 31,
	2009	2008

REVENUE	$-	$-

OPERATING EXPENSES:
Professional fees	9,702	4,932
Other general and administrative	-	257
Total Operating Expenses	9,702	5,189

LOSS BEFORE OTHER INCOME	(9,702)	(5,189)

OTHER INCOME:
Interest income – related party	-	173
Total Other Income	-	173

LOSS FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES	(9,702)	(5,016)

CURRENT INCOME TAX BENEFIT (EXPENSE)	-	-

DEFERRED INCOME TAX BENEFIT (EXPENSE)	-	-

LOSS FROM CONTINUING OPERATIONS	(9,702)	(5,016)

DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued lighting supplies business	-	(723)
Income tax benefit (expense)	-	-
INCOME (LOSS) FROM DISCONTINUED
OPERATIONS	-	(723)

NET INCOME (LOSS)	$(9,702)	$(5,739)

BASIC AND DILUTED INCOME (LOSS) PER
COMMON SHARE:
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	-	(0.00)
Net income (loss) per common share	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	18,113,750	16,913,750

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2009	2008
Cash Flows From Operating Activities:
Net loss	$(9,702)	$(5,739)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in assets and liabilities:
(Increase) decrease in prepaid expense	1,185	-
(Increase) decrease in related party accrued interest receivable	-	(173)
Increase (decrease) in accounts payable	8,346	1,702

Net Cash Used by
Operating Activities	(171)	(4,210)

Cash Flows From Investing Activities	-	-

Net Cash Provided (Used) by
Investing Activities	-	-

Cash Flows From Financing Activities	-	-

Net Cash Provided (Used) by Financing Activities	-	-

Net Increase (Decrease) in Cash	(171)	(4,210)

Cash at Beginning of Period	317	21,768

Cash at End of Period	$146	$17,558

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the three months ended March 31, 2009:

None

      For the three months ended March 31, 2008:

None

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and 2008 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements in the Company’s 2008 annual report on Form 10-K. The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the three months ended March 31, 2009, the Company incurred a net loss of $9,702, had negative cash flows from operating activities, had current liabilities in excess of current assets, and had no revenue-generating activities. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - DISCONTINUED OPERATIONS

During the three months ended March 31, 2009 and 2008, the revenues from the discontinued operations were $0 and $1,720, respectively, and the pretax income (loss) was $0 and $(723), respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

Accounts Payable - At December 31, 2008, the Company owed an entity owned by an officer/stockholder of the Company $171, which was paid in March 2009.

NOTE 5 - INCOME TAXES

The Company has available at March 31, 2009, net operating loss carryforwards of approximately $67,600 which may be applied against future taxable income and which expire in 2027, 2028 and 2029. The net deferred tax assets are approximately $10,140 and $8,690 as of March 31, 2009 and December 31, 2008, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the three-month period ended March 31, 2009 is approximately $1,450.

NOTE 6 - SUBSEQUENT EVENTS

In April and May 2009, the Company received a total of $11,000 in loans from an officer/shareholder of the Company. The loans are due on demand and bear interest at 8% per annum.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statement Notice

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Overview

General

Jolley Marketing, Inc. was incorporated on December 3, 1998, in the State of Nevada. Our company has assets of nominal value and we have generated no revenue since June 2008. We are a “shell company” as defined pursuant to Rule 12b-2 under the Securities Exchange Act of 1934 (the “Exchange Act”). We intend to seek to acquire the assets or voting securities of one or more other companies that are actively engaged in a business that generates revenues in exchange for securities of our company, or to be acquired by such a company. We have not identified a particular acquisition target or entered into any negotiations regarding any acquisition.

Our company currently intends to remain a shell company until a merger or acquisition is consummated. We currently anticipate that our company’s cash requirements will be minimal until we complete such a merger or acquisition and that our sole director and officer, or his affiliates, will provide the financing that may be required for our limited operations prior to completing such a transaction. We currently have no employees. Our sole director and officer has agreed to allocate a portion of his time to the activities of our company, without cash compensation. He anticipates that we can implement our business plan by devoting a portion of his available time to our business affairs.

Three Month Periods Ended March 31, 2009 and 2008

Revenue

Our revenues for the three months ended March 31, 2009 and 2008, were $0 and $1,720, respectively. However, in June 2008, the Board of Directors approved discontinuing the lighting business operations and we do not anticipate generating any revenue until we acquire or are acquired by an operating entity. The decision to discontinue operations was based upon consideration of increasing competition in the industry, dwindling sales, and elevated costs associated with generating sales.

Operating Expenses

For the three months ended March 31, 2009, operating expenses were $9,702, consisting of $9,702 in professional fees for services performed during the period. For the three months ended March 31, 2008, operating expenses were $5,189, consisting of $257 in other general and administrative expenses and $4,932 in professional fees for services performed during the period. The increase in operating expenses in 2009 compared with those in 2008 was due to increased professional fees associated with our public filings.

Net Loss

Our net loss for the three months ended March 31, 2009 and 2008 was $9,702 and $5,739, respectively, which resulted in a net loss per share of $0.00 for each period.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not required by smaller reporting companies.

Item 4T.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president and our chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our president and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document	Location

31	Certification of the Principal Executive Officer/ Principal	Attached
Financial Officer pursuant to Section 302 of the Sarbanes
-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial	Attached
Officer pursuant to section 906 of the Sarbanes-Oxley Act
of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

JOLLEY MARKETING, INC.

(Registrant)

Date: May 14, 2009

/s/ Steven L. White

Chief Executive Officer

Chief Financial Officer