Form 10-Q
period 2009-06-30
JOLLEY MARKETING INC
filed 2009-08-06
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X . Yes      . No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      .

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 3, 2009: 18,113,750

JOLLEY MARKETING, INC.

FORM 10-Q

JUNE 30, 2009

*Inapplicable items have been omitted

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2009

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

CONTENTS

		PAGE

--	Unaudited Condensed Balance Sheets at June 30, 2009
	and December 31, 2008	5

--	Unaudited Condensed Statements of Operations, for the three
	and six months ended June 30, 2009 and 2008	6

--	Unaudited Condensed Statements of Cash Flows,
	for the six months ended June 30, 2009 and 2008	7

--	Notes to Unaudited Condensed Financial Statements	8

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash	$765	$317
Prepaid expense	-	1,185
Total Current Assets	765	1,502

Total Assets	$765	$1,502

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,760	$745
Notes payable and accrued interest – related party	16,180	-
Total Current Liabilities	18,940	745

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value,
10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value,
200,000,000 shares authorized,
18,113,750 and 18,113,750 shares
issued and outstanding, respectively	18,114	18,114
Capital in excess of par value	154,181	154,181
Retained Earnings (Deficit)	(190,470)	(171,538)

Total Stockholders' Equity	(18,175)	757

Total Liabilities and Stockholders’ Equity	$765	$1,502

Note: The balance sheet at December 31, 2008 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUE	$-	$-	$-	$-

OPERATING EXPENSES:
Professional fees	8,980	10,983	18,682	15,915
Other general and administrative	70	433	70	690
Total Operating Expenses	9,050	11,416	18,752	16,605

LOSS BEFORE OTHER INCOME (EXPENSE)	(9,050)	(11,416)	(18,752)	(16,605)

OTHER INCOME (EXPENSE):
Interest expense – related party	(180)	-	(180)	-
Interest income – related party	-	172	-	345
Total Other Income (Expense)	(180)	172	(180)	345

LOSS FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES	(9,230)	(11,244)	(18,932)	(16,260)

CURRENT INCOME TAX BENEFIT (EXPENSE)	-	-	-	-

DEFERRED INCOME TAX BENEFIT (EXPENSE)	-	-	-	-
LOSS FROM CONTINUING OPERATIONS	(9,230)	(11,244)	(18,932)	(16,260)

DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued lighting supplies business	-	(641)	-	(1,364)
Income tax benefit (expense)	-	-	-	-
INCOME (LOSS) FROM DISCONTINUED
OPERATIONS	-	(641)	-	(1,364)

NET INCOME (LOSS)	$(9,230)	$(11,885)	$(18,932)	$(17,624)

BASIC AND DILUTED INCOME (LOSS) PER
COMMON SHARE:
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	-	(0.00)	-	(0.00)
Net income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	18,113,750	16,913,750	18,113,750	16,913,750

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2009	2008
Cash Flows From Operating Activities:
Net loss	$(18,932)	$(17,624)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in assets and liabilities:
(Increase) decrease in prepaid expense	1,185	5,193
(Increase) decrease in related party accrued interest receivable	-	(345)
Increase (decrease) in accrued interest – related party	180	-
Increase (decrease) in accounts payable	2,015	2,294

Net Cash Used by
Operating Activities	(15,552)	(10,482)

Cash Flows From Investing Activities	-	-

Net Cash Provided (Used) by
Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable – related party	16,000	-
Stock offering costs	-	(2,215)

Net Cash Provided (Used) by Financing Activities	16,000	(2,215)

Net Increase (Decrease) in Cash	448	(12,697)

Cash at Beginning of Period	317	21,768

Cash at End of Period	$765	$9,071

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the six months ended June 30, 2009:

None

For the six months ended June 30, 2008:

None

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and 2008 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements in the Company’s 2008 annual report on Form 10-K. The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the six months ended June 30, 2009, the Company incurred a net loss of $18,932, had negative cash flows from operating activities, had current liabilities in excess of current assets, and had no revenue-generating activities. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - DISCONTINUED OPERATIONS

During the six months ended June 30, 2009 and 2008, the revenues from the discontinued operations were $0 and $2,457, respectively, and the pretax income (loss) was $0 and $(1,364), respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

Accounts Payable - At December 31, 2008, the Company owed an entity owned by an officer/stockholder of the Company $171, which was paid in March 2009.

Notes Payable – During April, May, and June an entity owned by an officer/shareholder of the Company loaned a total of $16,000 to the Company. The notes are due on demand and bear interest at 8% per annum. During the six months ended June 30, 2009 and 2008, the Company accrued interest expense of $180 and $0, respectively, on the notes.

NOTE 5 - INCOME TAXES

The Company has available at June 30, 2009, net operating loss carryforwards of approximately $76,800 which may be applied against future taxable income and which expire in 2027, 2028 and 2029. The net deferred tax assets are approximately $11,520 and $8,690 as of June 30, 2009 and December 31, 2008, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the six-month period ended June 30, 2009 is approximately $2,830.

NOTE 6 - SUBSEQUENT EVENTS

In July 2009, the Company received a loan of $2,500 from an entity owned by an officer/shareholder of the Company. The note payable is due on demand and bears interest at 8% per annum. The Company has evaluated subsequent events from June 30, 2009 and 2008 through the date those financial statements were issued on August 6, 2009. The Company evaluated subsequent events from the December 31, 2008 comparative balance sheet date through the date those financial statements were issued on May 14, 2009.

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

Six Month Periods Ended June 30, 2009 and 2008

Revenue

Our revenues for the six months ended June 30, 2009 and 2008, were $0 and $2,457, respectively. However, in June 2008, the Board of Directors approved discontinuing the lighting business operations and we do not anticipate generating any revenue until we acquire or are acquired by an operating entity. The decision to discontinue operations was based upon consideration of increasing competition in the industry, dwindling sales, and elevated costs associated with generating sales.

Operating Expenses

For the six months ended June 30, 2009, operating expenses were $18,752, consisting of $18,682 in professional fees for services performed during the period and $70 in other general and administrative expenses. For the six months ended June 30, 2008, operating expenses were $16,605, consisting of $690 in other general and administrative expenses and $15,915 in professional fees for services performed during the period.

Net Loss

Our net loss for the six months ended June 30, 2009 and 2008 was $18,932 and $17,624, respectively, which resulted in a net loss per share of $0.00 for each period.

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

Date: August 6, 2009

/s/ Steven L. White

Chief Executive Officer

Chief Financial Officer