Form 10-K
period 2009-12-31
JOLLEY MARKETING INC
filed 2010-02-03
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

 X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

     .

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes  X .No      . (2) Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on it’s corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	.	Accelerated Filer	.
Non-accelerated Filer	.	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  X . No      .

Because the stock of the registrant was not quoted for trading until April 30, 2009, and trading had not commenced as of June 30, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of its most recently completed second fiscal quarter was zero. The registrant had annual revenues of less than $50 million during the most recently completed fiscal year for which audited financial statements are available.

At January 29, 2010, there were 18,113,750 shares of the registrant’s Common Stock outstanding.

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

From our incorporation in 1998 through approximately June 2008, we were in the startup phase of our proposed business operations. Originally, Ronald Jolley, the initial director and Chief Executive Officer, intended to operate the Company as a telecommunications company by obtaining business service agreements. He was not successful in obtaining service contracts and decided to redefine the Company’s business plan to service industrial, commercial and residential lighting needs. Beginning in February 2000, the Company began selling lighting products for business and commercial applications in the greater metropolitan area of Utah County, Utah. In addition, the Company offered consulting services to help its customers achieve the optimum lighting solutions. To this end, the Company had agreements in place with local wholesale suppliers of electronics to purchase lamps and lighting products at wholesale prices. In turn, the Company sold the lighting products at a marked up cost to its customers.

In September 2002, we filed a registration statement to raise up to $75,000 for operating capital through the sale of our common stock by Mr. Jolley as selling agent for the proposed offering. Because of health problems of Mr. Jolley the registration statement was withdrawn in November 2002 and no funds were raised.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over the Counter Bulletin Board (the “OTCBB”) and on the Pink Sheets under the symbol "JLLM". The common stock was approved for quotation on the OTCBB on April 30, 2009, and no bid quotations were reported prior to third quarter of 2009. The table below sets forth for the periods indicated the quarterly high and low bid prices as reported by the Pink Sheets for the year 2009. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2009
	First	None	None
	Second	None	None
	Third	$0.18	$0.10
	Fourth	$0.18	$0.18

The Company’s Common Stock is considered to be penny stock under rules promulgated by the Securities and Exchange Commission. Under these rules, broker-dealers participating in transactions in these securities must first deliver a risk disclosure document which describes risks associated with these stocks, broker-dealers’ duties, customers’ rights and remedies, market and other information, and make suitability determinations approving the customers for these stock transactions based on financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing, provide monthly account statements to customers, and obtain specific written consent of each customer. With these restrictions, the likely effect of designation as a penny stock is to decrease the willingness of broker- dealers to make a market for the stock, to decrease the liquidity of the stock and increase the transaction cost of sales and purchases of these stocks compared to other securities.

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

Holders

At December 31, 2009, the Company had 67 shareholders of record. The number of record holders was determined from the records of the Company’s transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The Company has appointed Island Stock Transfer, 100 Second Avenue South, Suite 750S, St. Petersburg, Florida 33701, to act as its transfer agent for the Common Stock.

Dividends

The Company has not declared or paid any cash dividends on its Common Stock during the two fiscal years ended December 31, 2009, or in any subsequent period. The Company does not anticipate or contemplate paying dividends on its Common Stock in the foreseeable future. The only restrictions that limit the ability to pay dividends on common equity, or that are likely to do so in the future, are those restrictions imposed by law.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2009, we had not adopted any compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

Purchases of Equity Securities

There were no purchases made during the fourth quarter of the fiscal year ended December 31, 2009, by or on behalf of our Company or any affiliated purchaser of shares or other units of any class of our equity securities registered pursuant to Section 12 of the Exchange Act.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes thereto as included with this report.

Years Ended December 31, 2009 and 2008

We had at December 31, 2009, $575 available cash on hand and had losses for the years ended December 31, 2009 and 2008 of $31,610 and $52,636, respectively. During the years ended December 31, 2009 and 2008, the revenues from the discontinued operations were $0 and $2,457 respectively, and the pretax income (loss) was $0 and $(1,364), respectively. In June 2008, the Board of Directors of the Company approved discontinuing the lighting business operation. The decision was based upon consideration of 1) increasing competition in the industry, 2) dwindling sales, and 3) elevated costs associated with generating sales. The discontinuation was effected on June 30, 2008, by abandoning the operations under the direction of the Board of Directors.

Net loss during the year ended December 31, 2009, was $31,610 compared to $52,636 for year ended December 31, 2008. Expenses for the year ended December 31, 2009, consisted of general and administrative expenses of $30,553 and interest expense of $1,057. Expenses for the year ended December 31, 2008, consisted of general and administrative expenses of $53,490, interest income of $469, and a gain on settlement of debt of $1,749. The general and administrative expenses during 2009 were primarily due to professional, legal, and accounting fees associated with our public filings.

Liquidity and Capital Resources

At December 31, 2009, we had $575 in available cash on hand, prepaid expenses of $2,500 and $33,928 in liabilities, including $1,871 of accounts payable and $32,057 of notes payable and accrued interest. We had negative net working capital of $30,853 at December 31, 2009.

We anticipate our expenses for the next twelve months will be approximately $24,000. At the present time management does not believe the Company has sufficient working capital to meet its needs for the year ending December 31, 2010. Therefore, management will seek financing through loans or sale of common stock. Management anticipates that it may rely on advances from our president, or shareholders, to meet the Company’s short-term cash needs. However, the Company has no agreements to that effect.

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

Off-Balance Sheet Arrangements

During the years ended December 31, 2009 and 2008, we did not engage in any off-balance sheet arrangements.

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

Because of inherent limitations of having a single officer and director, our system of internal control over financial reporting may not prevent or detect misstatements. Our management, consisting of our sole executive and accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on his evaluation, he concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

The Company did not fail to file any information required to be filed in a report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2009.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

The following table sets forth the name and age of, and position or positions held by, our sole executive officer and director

Name	Age	Position(s)	Director Since	Employment Background
Steven L. White	55	Director, President, Chief Executive Officer, Secretary and Treasurer	August 2007

Mr. White earned his Bachelor of Science Degree from Brigham Young University in 1980 with a major in accounting and a minor in English. He is a member of the American Institute of Certified Public Accountants and has been employed by firms located in Utah and Colorado. Since 1983, Mr. White has been employed in private accounting and has been the controller of several small businesses. He has been the owner and president and director of Sparrow, Inc., a small consulting business from 2000 to 2008; the president and director of eNutrition, Inc., from 2000 to 2003, a publicly traded company which sold nutritional products; the president and director of Excel Publishing, Inc., a publicly traded small publishing company from the fall of 2002 to the spring of 2003; the president and director of New Horizon Education, Inc., a publicly traded educational software company from 1998 to 2003; and the controller and chief financial officer of Phoenix Ink, LLC, a financial newsletter publisher, from 1999 to 2001. Mr. White is currently serving as a director and officer of Jolley Marketing, Inc., USATCO, Inc. and Millstream Ventures, Inc., each of which is a reporting company.

On November 17, 2006, Mr. White, on behalf of and as president of Liquitek Enterprises, Inc., a Nevada corporation, filed in United States Bankruptcy Court District of Nevada, a petition of bankruptcy under Chapter 11, which on August 24, 2007, was dismissed. Mr. White became the president of Liquitek Enterprises, Inc. on September 15, 2006. Liquitek Enterprises, Inc. is not an affiliate of our company and Mr. White is no longer an officer or director of Liquitek Enterprises, Inc.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Steven L. White has served as our chief executive officer since August 2007. Neither Mr. White nor any other person received compensation from us during the years ended December 31, 2009 or 2008, which would be reportable pursuant to this item.

Equity Awards

Neither Mr. White nor any other person held any unexercised options, stock that had not vested, or equity incentive plan awards at December 31, 2009.

Director Compensation

No compensation was paid to or earned by any director during the year ended December 31, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners of More than Five Percent, Directors, and Management

The following table sets forth certain information from reports filed by the named parties, or furnished by current management, concerning the ownership of our Common Stock as of January 29, 2010, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our Common Stock; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group:

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

(2) Applicable percentages are based on 18,113,750 shares of our Common Stock outstanding on January 29, 2010.

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

Equity Compensation Plan Information

As of December 31, 2009, the Company had not adopted any compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Steven L. White, our sole officer and director, provides office space at no cost to us. This arrangement is not evidenced by a written agreement. The arrangement may be terminated at any time by Mr. White.

From April through December 2009, the Company received a total of $31,000 from Steven L. White its sole officer and director. The loans are due on demand and bear interest at 8% per annum.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid

Child, Van Wagoner & Bradshaw, CPAs served as our independent registered public accounting firm for the fiscal year ended December 31, 2009, and Michael J. Larsen CPA served as our independent registered public accounting firm for the fiscal year ended December 31, 2008. The following fees were paid to our independent registered public accounting firm for services rendered during our last two fiscal years:

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2009 and 2008 were $4,500 and $12,776, respectively.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the fiscal years ended December 31, 2009 and 2008.

Tax Fees

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning in the fiscal years ended December 31, 2009 and 2008.

All Other Fees

There were no other fees billed for products or services provided by the principal accountant, other than those previously reported above, for the fiscal years ended December 31, 2009 and 2008.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed with this report:

Reports of Independent Registered Public Accounting Firms

Balance Sheets at December 31, 2009 and 2008

Statements of Operations for the years ended December 31, 2009 and 2008

Statements of Stockholders’ Equity for the years ended December 31, 2009 and 2008

Statements of Cash Flows for the years ended December 31, 2009 and 2008

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

Date: January 31, 2010

By: /s/ Steven L. White

Steven L. White, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: January 31, 2010

/s/ Steven L. White

Steven L. White, Director and President (Principal Executive, Financial, and Accounting Officer)

JOLLEY MARKETING, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

JOLLEY MARKETING, INC.

Douglas W. Child, CPA Marty D. Van Wagoner, CPA J. Russ Bradshaw, CPA William R. Denney, CPA Russell E. Anderson, CPA Scott L. Farnes

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Jolley Marketing, Inc.

We have audited the accompanying balance sheet of Jolley Marketing, Inc. (the “Company”) as of December 31, 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jolley Marketing, Inc. as of December 31, 2009, and the results of its operations, and its cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from operations, has a liquidity problem, and requires additional funds for its operational activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Certified Public Accountants

Salt Lake City, Utah

January 27, 2010

1284 W. Flint Meadow Dr. #D

Kaysville, Utah 84037

Telephone 801.927.1377

Facsimile 801.927.1344

5296 S. Commerce Dr. #300

Salt Lake City, Utah 84107

Telephone 801.281.4700

Facsimile 801.281.4701

Suite A, 5/F

Max Share Centre

373 King’s Road

North Point, Hong Kong

Telephone 852.21.555.333

Facsimile 852.21.165.222

www.cpaone.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Jolley Marketing, Inc.

I have audited the accompanying balance sheet of Jolley Marketing, Inc. (“JMI”) as of December 31, 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2008. JMI’s management is responsible for these financial statements. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMI as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Michael J. Larsen

Michael J. Larsen

Sandy, Utah

May 13, 2009

JOLLEY MARKETING, INC.

BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2009	2008
CURRENT ASSETS:
Cash	$575	$317
Prepaid expense	2,500	1,185
Total Current Assets	3,075	1,502

Total Assets	$3,075	$1,502

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,871	$745
Notes payable and accrued interest – related party	32,057	-
Total Current Liabilities	33,928	745

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value,
10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value,
200,000,000 shares authorized,
18,113,750 and 18,113,750 shares
issued and outstanding, respectively	18,114	18,114
Capital in excess of par value	154,181	154,181
Retained earnings (deficit)	(203,148)	(171,538)

Total Stockholders' Equity (deficit)	(30,853)	757

Total Liabilities and Stockholders’ Equity	$3,075	$1,502

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

STATEMENTS OF OPERATIONS

	For the year	For the year
	Ended	Ended
	December 31,	December 31,
	2009	2008

REVENUE	$-	$-

OPERATING EXPENSES:
Professional fees	29,808	51,544
Other general and administrative	745	1,946
Total Operating Expenses	30,553	53,490

LOSS BEFORE OTHER INCOME	(30,553)	(53,490)

OTHER INCOME AND (EXPENSE):
Gain on settlement of debt	-	1,749
Interest expense – related party	(1,057)	-
Interest income – related party	-	469
Total Other Income and (Expense)	(1,057)	2,218
LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(31,610)	(51,272)

CURRENT INCOME TAX BENEFIT (EXPENSE)	-	-

DEFERRED INCOME TAX BENEFIT (EXPENSE)	-	-

LOSS FROM CONTINUING OPERATIONS	(31,610)	(51,272)

DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued lighting supplies business	-	(1,364)
Income tax benefit (expense)	-	-
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(1,364)

NET INCOME (LOSS)	$(31,610)	$(52,636)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)
Net income (loss) per common share	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	18,113,750	17,410,745

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

					Capital in
	Preferred Stock		Common Stock		Excess of Par	Retained
	Shares	Amount	Shares	Amount	Value	(Deficit)

BALANCE, December 31, 2007	-	$-	16,913,750	$16,914	$128,336	$(118,902)

Issuance of 1,200,000 shares of common stock for cash at $0.025 per share, August 2008	-	-	1,200,000	1,200	25,781	-

Capital contribution	-	-	-	-	64	-

Net loss for the year ended December 31, 2008	-	-	-	-	-	(52,636)

BALANCE, December 31, 2008	-	-	18,113,750	18,114	154,181	(171,538)

Net loss for the year ended December 31, 2009	-	-	-	-	-	(31,610)

BALANCE, December 31, 2009	-	$-	18,113,750	$18,114	$154,181	$(203,148)

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

STATEMENTS OF CASH FLOWS

	For the year	For the year
	ended	ended
	December 31,	December 31,
	2009	2008

Cash Flows From Operating Activities:
Net loss	$(31,610)	$(52,636)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in assets and liabilities:
(Increase) decrease in prepaid expense	(1,315)	4,008
Increase (decrease) in accounts payable	1,126	(8,536)
Increase in accrued interest – related party	1,057	-

Net cash used by
operating activities	(30,742)	(57,164)

Cash Flows From Investing Activities:
Repayment of loans to related party	-	8,668

Net cash provided by
investing activities	-	8,668

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable – related party	31,000	-
Capital contribution	-	64
Stock offering costs	-	(3,019)
Proceeds from common stock issuance	-	30,000

Net cash provided by financing activities	31,000	27,045

Net Increase (Decrease) in Cash	258	(21,451)

Cash at Beginning of Period	317	21,768

Cash at End of Period	$575	$317

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:
For the year ended December 31, 2009:
None
For the year ended December 31, 2008:
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

Recently Enacted Accounting Standards - In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.)

JOLLEY MARKETING, INC.

NOTES TO FINANCIAL STATEMENTS

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances than under existing US GAAP. This amendment has eliminated the residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the year ended December 31, 2009, the Company incurred a net loss of $31,610, had negative cash flows, and has no operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - DISCONTINUED OPERATIONS

In June 2008, the Board of Directors of the Company approved discontinuing the lighting business operation. The decision was based upon consideration of 1) increasing competition in the industry, 2) dwindling sales, and 3) elevated costs associated with generating sales. The discontinuation was effected on June 30, 2008 by abandoning the operations under the direction of the Board of Directors. During the years ended December 31, 2009 and 2008, the revenues from the discontinued operations were $0 and $2,457, respectively, and the pretax income (loss) was $0 and $(1,364), respectively.

JOLLEY MARKETING, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

Loans Receivable - During the year ended December 31, 2008, a former officer/stockholder of the Company repaid $8,668 of the loans made in prior years. The loans bore interest at 8% per annum and were due on demand. At December 31, 2008, the former officer/stockholder owed $0 to the Company. During the year ended December 31, 2008, the Company recorded interest income of $469.

Notes Payable – From April through December 2009 an entity owned by an officer/shareholder of the Company loaned a total of $31,000 to the Company. The notes are due on demand and bear interest at 8% per annum. For the years ended December 31, 2009 and 2008, the Company accrued interest expense of $1,057 and $0, respectively, on the notes.

Management Compensation - During the years ended December 31, 2009 and 2008, the Company paid no compensation to its officers and directors.

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

Capital Contribution - In September 2008, a former officer/stockholder of the Company contributed $64 to the Company.

NOTE 5 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2009 and 2008.

Common Stock - In August 2008, the Company issued 1,200,000 shares of its previously authorized but un-issued common stock for $30,000 cash, or $0.025 per share, in a private placement. The Company issued 100,000 of these shares to an officer/stockholder of the Company [See Note 4]. Offering costs for the private placement totaled $3,019 and were offset against the proceeds.

NOTE 6 - INCOME TAXES

The Company has available at December 31, 2009, net operating loss carryforwards of approximately $89,300, which may be applied against future taxable income and which expire in 2027 through 2029. If there are substantial changes in the Company’s ownership, there may be an annual limitation on the amount of net operating loss carryforwards which can be utilized. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to the net deferred tax assets and, therefore, no deferred tax assets have been recognized. The net deferred tax assets are approximately $13,395 and $8,690 as of December 31, 2009 and 2008, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the year ended December 31, 2009 is approximately $4,705.

JOLLEY MARKETING, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - CONCENTRATIONS

The Company’s discontinued operations were dependent upon the economy of the Utah County area. Sales from discontinued operations included sales to three major customers, each of which accounted for 10% or more of the total sales of the Company during 2008, as follows:

Percent of
Customer	2008 Sales
A	39%
B	20
C	10

Total	69%

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2009 and 2008 through the date those financial statements were issued on February 2, 2010 and May 14, 2009, respectively. The Company has determined there are no items to disclose.