Form 10-Q
period 2010-03-31
JOLLEY MARKETING INC
filed 2010-05-07
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 6, 2010: 18,113,750

JOLLEY MARKETING, INC.

FORM 10-Q

MARCH 31, 2010

INDEX

*Inapplicable items have been omitted

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2010

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash	$104	$575
Prepaid expense	-	2,500
Total Current Assets	104	3,075

Total Assets	$104	$3,075

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,724	$1,871
Notes payable and accrued interest – related party	37,179	32,057
Total Current Liabilities	38,903	33,928

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value,
10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value,
200,000,000 shares authorized,
18,113,750 and 18,113,750 shares
issued and outstanding, respectively	18,114	18,114
Capital in excess of par value	154,181	154,181
Retained Earnings (Deficit)	(211,094)	(203,148)

Total Stockholders' Equity (Deficit)	(38,799)	(30,853)

Total Liabilities and Stockholders’ Equity (Deficit)	$104	$3,075

Note: The balance sheet at December 31, 2009 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three
	Months Ended
	March 31,
	2010	2009
REVENUE	$-	$-

OPERATING EXPENSES:
Professional fees	7,224	9,702
Other general and administrative	100	-
Total Operating Expenses	7,324	9,702

LOSS BEFORE OTHER INCOME (EXPENSE)	(7,324)	(9,702)

OTHER INCOME (EXPENSE):
Interest expense – related party	(622)	-
Total Other Income (Expense)	(622)	-

LOSS FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES	(7,946)	(9,702)

CURRENT INCOME TAX BENEFIT (EXPENSE)	-	-

DEFERRED INCOME TAX BENEFIT (EXPENSE)	-	-

LOSS FROM CONTINUING OPERATIONS	(7,946)	(9,702)

NET INCOME (LOSS)	$(7,946)	$(9,702)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
Net income (loss) per common share	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	18,113,750	18,113,750

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(7,946)	$(9,702)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in assets and liabilities:
(Increase) decrease in prepaid expense	2,500	1,185
Increase (decrease) in accrued interest – related party	622	-
Increase (decrease) in accounts payable	(147)	8,346

Net Cash Used by
Operating Activities	(4,971)	(171)

Cash Flows From Investing Activities:	-	-

Net Cash Provided (Used) by
Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable – related party	4,500	-

Net Cash Provided (Used) by Financing Activities	4,500	-

Net Increase (Decrease) in Cash	(471)	(171)

Cash at Beginning of Period	575	317

Cash at End of Period	$104	$146

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the three months ended March 31, 2010:

None

For the three months ended March 31, 2009:

None

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010 and 2009 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements in the Company’s 2009 annual report on Form 10-K. The results of operations for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the three months ended March 31, 2010, the Company incurred a net loss of $7,946, had negative cash flows from operating activities, had current liabilities in excess of current assets, and had no revenue-generating activities. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - RELATED PARTY TRANSACTIONS

Notes Payable – In March 2010, and during April, May, June, July, and September of 2009, an entity owned by an officer/shareholder of the Company loaned a total of $35,500 to the Company. The notes are due on demand and bear interest at 8% per annum. During the three months ended March 31, 2010 and 2009, the Company accrued interest expense of $622 and $0, respectively, on the notes.

NOTE 4 - INCOME TAXES

The Company has available at March 31, 2010, net operating loss carryforwards of approximately $97,000 which may be applied against future taxable income and which expire in 2028, 2029 and 2030. The net deferred tax assets are approximately $14,550 and $13,395 as of March 31, 2010 and December 31, 2009, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the three-month period ended March 31, 2010 is approximately $1,155.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through May 6, 2010 and determined there were no events to disclose.

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

Three Month Periods Ended March 31, 2010 and 2009

Revenue

Our revenues for the three months ended March 31, 2010 and 2009, were $0 and $0, respectively. However, in June 2008, the Board of Directors approved discontinuing the lighting business operations and we do not anticipate generating any revenue until we acquire or are acquired by an operating entity. The decision to discontinue operations was based upon consideration of increasing competition in the industry, dwindling sales, and elevated costs associated with generating sales.

Operating Expenses

For the three months ended March 31, 2010, operating expenses were $7,324, consisting of $7,224 in professional fees for services performed during the period and $100 in other general and administrative expenses. For the three months ended March 31, 2009, operating expenses were $9,702, consisting of $0 in other general and administrative expenses and $9,702 in professional fees for services performed during the period.

Net Loss

Our net loss for the three months ended March 31, 2010 and 2009 was $7,946 and $9,702, respectively, which resulted in a net loss per share of $0.00 for each period.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 6, 2010

/s/ Steven L. White

Chief Executive Officer

Chief Financial Officer