Form 10-Q
period 2010-06-30
JOLLEY MARKETING INC
filed 2010-08-12
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 6, 2010: 18,113,750

JOLLEY MARKETING, INC.

FORM 10-Q

JUNE 30, 2010

INDEX

*Inapplicable items have been omitted

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2010

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash	$104	$575
Prepaid expense	-	2,500
Total Current Assets	104	3,075

Total Assets	$104	$3,075

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$2,901	$1,871
Notes payable and accrued interest – related party	37,890	32,057
Total Current Liabilities	40,791	33,928

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value,
10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value,
200,000,000 shares authorized,
18,113,750 and 18,113,750 shares
issued and outstanding, respectively	18,114	18,114
Capital in excess of par value	154,181	154,181
Retained Earnings (Deficit)	(212,982)	(203,148)

Total Stockholders' Equity (Deficit)	(40,687)	(30,853)

Total Liabilities and Stockholders’ Equity (Deficit)	$104	$3,075

Note: The balance sheet at December 31, 2009 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUE	$-	$-	$-	$-

OPERATING EXPENSES:
Professional fees	1,178	8,980	8,401	18,682
Other general and administrative	-	70	100	70
Total Operating Expenses	1,178	9,050	8,501	18,752

LOSS BEFORE OTHER INCOME (EXPENSE)	(1,178)	(9,050)	(8,501)	(18,752)

OTHER INCOME (EXPENSE):
Interest expense – related party	(711)	(180)	(1,333)	(180)
Total Other Income (Expense)	(711)	(180)	(1,333)	(180)

LOSS FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES	(1,889)	(9,230)	(9,834)	(18,932)

CURRENT INCOME TAX BENEFIT (EXPENSE)	-	-	-	-

DEFERRED INCOME TAX BENEFIT (EXPENSE)	-	-	-	-
LOSS FROM CONTINUING OPERATIONS	(1,889)	(9,230)	(9,834)	(18,932)

NET INCOME (LOSS)	$(1,889)	$(9,230)	$(9,834)	$(18,932)

BASIC AND DILUTED INCOME (LOSS) PER
COMMON SHARE:
Net income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	18,113,750	18,113,750	18,113,750	18,113,750

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(9,834)	$(18,932)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in assets and liabilities:
(Increase) decrease in prepaid expense	2,500	1,185
Increase (decrease) in accrued interest – related party	1,333	180
Increase (decrease) in accounts payable	1,030	2,015

Net Cash Used by
Operating Activities	(4,971)	(15,552)

Cash Flows From Investing Activities:	-	-

Net Cash Provided (Used) by
Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable – related party	4,500	16,000

Net Cash Provided (Used) by Financing Activities	4,500	16,000

Net Increase (Decrease) in Cash	(471)	448

Cash at Beginning of Period	575	317

Cash at End of Period	$104	$765

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the six months ended June 30, 2010:

None

For the six months ended June 30, 2009:

None

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2010 and 2009 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements in the Company’s 2009 annual report on Form 10-K. The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the six months ended June 30, 2010, the Company incurred a net loss of $9,834, had negative cash flows from operating activities, had current liabilities in excess of current assets, and had no revenue-generating activities. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - RELATED PARTY TRANSACTIONS

Notes Payable – In March 2010, and during April, May, June, July, and September of 2009, an entity owned by an officer/shareholder of the Company loaned a total of $35,500 to the Company. The notes are due on demand and bear interest at 8% per annum. During the six months ended June 30, 2010 and 2009, the Company accrued interest expense of $1,333 and $180, respectively, on the notes.

NOTE 4 - INCOME TAXES

The Company has available at June 30, 2010, net operating loss carryforwards of approximately $99,000 which may be applied against future taxable income and which expire in 2028, 2029 and 2030. The net deferred tax assets are approximately $14,800 and $13,395 as of June 30, 2010 and December 31, 2009, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the six-month period ended June 30, 2010 is approximately $1,405.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date these financial statements were issued.  In July 2010, an entity owned by an officer/shareholder of the Company loaned $5,000 to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statement Notice

This Form 10-Q contains certain forward-looking statements. For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; changes in rules or regulations relating to shell companies; technological advances and failure to successfully develop business relationships.

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

Six Month Periods Ended June 30, 2010 and 2009

Revenue

Our revenues for the six months ended June 30, 2010 and 2009, were $0 and $0, respectively. In June 2008, the Board of Directors approved discontinuing the lighting business operations and we do not anticipate generating any revenue until we acquire or are acquired by an operating entity. The decision to discontinue operations was based upon consideration of increasing competition in the industry, dwindling sales, and elevated costs associated with generating sales.  No revenues have been generated since discontinuing these operations.

Operating Expenses

For the six months ended June 30, 2010, operating expenses were $8,501, consisting of $8,401 in professional fees for services performed during the period and $100 in other general and administrative expenses. For the six months ended June 30, 2009, operating expenses were $18,752, consisting of $70 in other general and administrative expenses and $18,682 in professional fees for services performed during the period.  The higher professional fees of 2009 were due to the expense of submitting the Company’s stock for trading.

Net Loss

Our net loss for the six months ended June 30, 2010 and 2009 was $9,834 and $18,932, respectively, which resulted in a net loss per share of $0.00 for each period.  The greater net loss in 2009 was due to higher professional fees in 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required by smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president and our chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rule 13a-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our president and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5.  Other Information

In March and July 2010 we issued unsecured promissory notes to Lorikeet, Inc. (“Lorikeet”), a Utah corporation owned and controlled by Steven L. White, our President, a director, and principal shareholder of the Company, for funds advanced to the Company for operating capital.  The principal amounts of the notes are $4,500 and $5,000, respectively, and bear interest at 8% per annum.  The notes are due and payable upon demand.  The notes were issued without registration under the Securities Act by reason of the exemptions from registration afforded by the provisions of Section 4(2) of the Securities Act.  Lorikeet was an accredited investor at the time of the issuance of each note.  Mr. White on behalf of Lorikeet acknowledged appropriate investment representations with respect to the notes and consented to the imposition of restrictive legends upon the notes.  Lorikeet did not enter into the note transactions with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Lorikeet was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the note issuances.  No selling commissions were paid in connection with these transactions.

From April through December 2009 the Company issued a series of promissory notes to Lorikeet for funds advanced to the Company during such fiscal year.  Copies of the promissory notes are included as exhibits to this report.

Item 6. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
10.1	Promissory Note dated April 16, 2009 in the amount of $6,000 payable to Lorikeet, Inc.
10.2	Promissory Note dated May 4, 2009 in the amount of $5,000 payable to Lorikeet, Inc.
10.3	Promissory Note dated June 12, 2009 in the amount of $5,000 payable to Lorikeet, Inc.
10.4	Promissory Note dated July 20, 2009 in the amount of $2,500 payable to Lorikeet, Inc.
10.5	Promissory Note dated September 3, 2009 in the amount of $2,000 payable to Lorikeet, Inc.
10.6	Promissory Note dated September 28, 2009 in the amount of $500 payable to Lorikeet, Inc.
10.7	Promissory Note dated November 9, 2009 in the amount of $3,600 payable to Lorikeet, Inc.
10.8	Promissory Note dated November 16, 2009 in the amount of $3,900 payable to Lorikeet, Inc.
10.9	Promissory Note dated December 22, 2009 in the amount of $2,500 payable to Lorikeet, Inc.
10.10	Promissory Note dated March 29, 2010 in the amount of $4,500 payable to Lorikeet, Inc.
10.11	Promissory Note dated July 12, 2010 in the amount of $5,000 payable to Lorikeet, Inc.
31	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

JOLLEY MARKETING, INC.

(Registrant)

Date: August 11, 2010

/s/ Steven L. White

Chief Executive Officer

Chief Financial Officer