Form 10-Q
period 2010-09-30
JOLLEY MARKETING INC
filed 2010-10-19
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 6, 2010: 18,113,750

JOLLEY MARKETING, INC.

FORM 10-Q

SEPTEMBER 30, 2010

INDEX

*Inapplicable items have been omitted

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash	$253	$575
Prepaid expense	185	2,500
Total Current Assets	438	3,075

Total Assets	$438	$3,075

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$-	$1,871
Notes payable and accrued interest – related party	44,690	32,057
Total Current Liabilities	44,690	33,928

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value,
10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value,
200,000,000 shares authorized,
18,113,750 and 18,113,750 shares
issued and outstanding, respectively	18,114	18,114
Capital in excess of par value	154,181	154,181
Retained Earnings (Deficit)	(216,547)	(203,148)

Total Stockholders' Equity (Deficit)	(44,252)	(30,853)

Total Liabilities and Stockholders’ Equity (Deficit)	$438	$3,075

Note: The balance sheet at December 31, 2009 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited financial statements.

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUE	$-	$-	$-	$-

OPERATING EXPENSES:
Professional fees	2,765	2,550	11,166	21,232
Other general and administrative	-	25	100	95
Total Operating Expenses	2,765	2,575	11,266	21,327

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,765)	(2,575)	(11,266)	(21,327)

OTHER INCOME (EXPENSE):
Interest expense – related party	(800)	(372)	(2,133)	(552)
Total Other Income (Expense)	(800)	(372)	(2,133)	(552)

LOSS FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES	(3,565)	(2,947)	(13,399)	(21,879)

CURRENT INCOME TAX BENEFIT (EXPENSE)	-	-	-	-

DEFERRED INCOME TAX BENEFIT (EXPENSE)	-	-	-	-
LOSS FROM CONTINUING OPERATIONS	(3,565)	(2,947)	(13,399)	(21,879)

NET INCOME (LOSS)	$(3,565)	$(2,947)	$(13,399)	$(21,879)

BASIC AND DILUTED INCOME (LOSS) PER
COMMON SHARE:
Net income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	18,113,750	18,113,750	18,113,750	18,113,750

The accompanying notes are an integral part of these unaudited financial statements.

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(13,399)	$(21,879)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in assets and liabilities:
(Increase) decrease in prepaid expense	2,315	1,185
Increase (decrease) in accrued interest – related party	2,133	552
Increase (decrease) in accounts payable	(1,871)	(745)

Net Cash Used by
Operating Activities	(10,822)	(20,887)

Cash Flows From Investing Activities:	-	-

Net Cash Provided (Used) by
Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable – related party	10,500	21,000

Net Cash Provided (Used) by Financing Activities	10,500	21,000

Net Increase (Decrease) in Cash	(322)	113

Cash at Beginning of Period	575	317

Cash at End of Period	$253	$430

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the nine months ended September 30, 2010:

None

For the nine months ended September 30, 2009:

None

The accompanying notes are an integral part of these unaudited financial statements.

JOLLEY MARKETING, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2010 and 2009 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements in the Company’s 2009 annual report on Form 10-K. The results of operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the nine months ended September 30, 2010, the Company incurred a net loss of $13,399, had negative cash flows from operating activities, had current liabilities in excess of current assets, and had no revenue-generating activities. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - RELATED PARTY TRANSACTIONS

Notes Payable – During 2010 and 2009, an entity owned by an officer/shareholder of the Company loaned a total of $41,500 to the Company. The notes are due on demand and bear interest at 8% per annum. During the nine months ended September 30, 2010 and 2009, the Company accrued interest expense of $2,133 and $552, respectively, on the notes.

NOTE 4 - INCOME TAXES

The Company has available at September 30, 2010, net operating loss carryforwards of approximately $102,500 which may be applied against future taxable income and which expire in 2028, 2029 and 2030. The net deferred tax assets are approximately $15,375 and $13,395 as of September 30, 2010 and December 31, 2009, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the nine-month period ended September 30, 2010 is approximately $1,980..

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

Overview

General

Jolley Marketing, Inc. was incorporated on December 3, 1998, in the State of Nevada. Our company has assets of nominal value and we have generated no revenue since September 2008. We are a “shell company” as defined pursuant to Rule 12b-2 under the Securities Exchange Act of 1934 (the “Exchange Act”). We intend to seek to acquire the assets or voting securities of one or more other companies that are actively engaged in a business that generates revenues in exchange for securities of our company, or to be acquired by such a company. We have not identified a particular acquisition target or entered into any negotiations regarding any acquisition.

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

Nine Month Periods Ended September 30, 2010 and 2009

Revenue

Our revenues for the nine months ended September 30, 2010 and 2009, were $0 and $0, respectively. In June 2008, the Board of Directors approved discontinuing the lighting business operations and we do not anticipate generating any revenue until we acquire or are acquired by an operating entity. The decision to discontinue operations was based upon consideration of increasing competition in the industry, dwindling sales, and elevated costs associated with generating sales.  No revenues have been generated since discontinuing these operations.

Operating Expenses

For the nine months ended September 30, 2010, operating expenses were $11,266, consisting of $11,166 in professional fees for services performed during the period and $100 in other general and administrative expenses. For the nine months ended September 30, 2009, operating expenses were $21,327, consisting of $95 in other general and administrative expenses and $21,232 in professional fees for services performed during the period.  The higher professional fees of 2009 were due to the expense of submitting the Company’s stock for trading.

Net Loss

Our net loss for the nine months ended September 30, 2010 and 2009 was $13,399 and $21,879, respectively, which resulted in a net loss per share of $0.00 for each period.  The greater net loss in 2009 was due to higher professional fees in 2009.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In September 2010 we issued an unsecured promissory note to Lorikeet, Inc. (“Lorikeet”), a Utah corporation owned and controlled by Steven L. White, our President, a director, and principal shareholder of the Company, for funds advanced to the Company for operating capital.  The principal amount of the note is $1,000 and bears interest at 8% per annum.  The note is due and payable upon demand.  The note was issued without registration under the Securities Act by reason of the exemptions from registration afforded by the provisions of Section 4(2) of the Securities Act.  Lorikeet was an accredited investor at the time of the issuance of the note.  Mr. White on behalf of Lorikeet acknowledged appropriate investment representations with respect to the note and consented to the imposition of a restrictive legend upon the note.  Lorikeet did not enter into the note transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Lorikeet was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the note issuance.  No selling commissions were paid in connection with this transaction.

Item 6. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
10.12	Promissory Note dated September 24, 2010 in the amount of $1,000 payable to Lorikeet, Inc.
31	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Signature Page Follows

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOLLEY MARKETING, INC.

(Registrant)

Date: October 19, 2010

/s/ Steven L. White

Chief Executive Officer

Chief Financial Officer