Form 10-K
period 2010-12-31
JOLLEY MARKETING INC
filed 2011-03-31
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

 X .     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

     .     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 000-53500

JOLLEY MARKETING, INC.

(Exact name of Registrant as specified in its charter)

Nevada	87-0622284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

664 South Alvey Dr. Mapleton, UT	84664
(Address of principal executive offices)	(Zip Code)

374 East 400 South, Suite 3, Springville, UT 84663
(Former Address)

Issuer’s telephone number, including area code: (801) 489-3346

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes  X .  No      . (2) Yes  X . No      .

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

No       .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of its most recently completed second fiscal quarter based upon the price at which the common equity was last sold was $75,344.

At March 31, 2011, there were 18,113,750 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Table of Contents

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

ITEM 4.  [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over the Counter Bulletin Board (the “OTCBB”) and on the OTCMarkets (formerly the Pink Sheets) under the symbol “JLLM”.  The table below sets forth for the periods indicated the quarterly high and low bid prices as reported by the Pink Sheets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2010	First	$0.20	$0.10
	Second	$0.25	$0.20
	Third	$0.27	$0.25
	Fourth	$0.31	$0.27

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2009	First	None	None
	Second	None	None
	Third	$0.18	$0.10
	Fourth	$0.18	$0.18

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

Holders

At March 31, 2011, the Company had 42 shareholders of record. The number of record holders was determined from the records of the Company’s transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The Company has appointed Island Stock Transfer, 100 Second Avenue South, Suite 750S, St. Petersburg, Florida 33701, to act as its transfer agent for the Common Stock.

Dividends

The Company has not declared or paid any cash dividends on its Common Stock during the two fiscal years ended December 31, 2010, or in any subsequent period. The Company does not anticipate or contemplate paying dividends on its Common Stock in the foreseeable future. The only restrictions that limit the ability to pay dividends on common equity, or that are likely to do so in the future, are those restrictions imposed by law.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2010, we had not adopted any compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

Purchases of Equity Securities

There were no purchases made during the fourth quarter of the fiscal year ended December 31, 2010, by or on behalf of our Company or any affiliated purchaser of shares or other units of any class of our equity securities registered pursuant to Section 12 of the Exchange Act.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes thereto as included with this report.

Years Ended December 31, 2010 and 2009

We had at December 31, 2010, $414 available cash on hand and had losses for the years ended December 31, 2010 and 2009 of $17,256 and $31,610, respectively. During the years ended December 31, 2010 and 2009, the revenues were $0 and $0 respectively.

Expenses for the year ended December 31, 2010, consisted of general and administrative expenses of $14,290 and interest expense of $2,966. Expenses for the year ended December 31, 2009, consisted of general and administrative expenses of $30,553, and interest expense of $1,057. The general and administrative expenses in both years were primarily due to professional, legal, and accounting fees associated with our public filings.

Liquidity and Capital Resources

At December 31, 2010, we had $414 in available cash on hand and $48,523 in notes payable and accrued interest. We had negative net working capital of $48,109 at December 31, 2010.

We anticipate our expenses for the next twelve months will be approximately $20,000. At the present time management does not believe the Company has sufficient working capital to meet its needs for the year ending December 31, 2011. Therefore, management will seek financing through loans or sale of common stock. Management anticipates that it may rely on advances from our president, or shareholders, to meet the Company’s short-term cash needs. However, the Company has no agreements to that effect.

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

Off-Balance Sheet Arrangements

During the years ended December 31, 2010 and 2009, we did not engage in any off-balance sheet arrangements.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2010.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter ended December 31, 2010, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The Company did not fail to file any information required to be filed in a report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2010.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

The following table sets forth the name and age of, and position or positions held by, our sole executive officer and director

Name	Age	Position(s)	Director Since	Employment Background and Directorships
Steven L. White	56	Director, President, Chief Executive Officer, Secretary And Treasurer	August 2007

Mr. White earned his Bachelor of Science Degree from Brigham Young University in 1980 with a major in accounting and a minor in English. He is a member of the American Institute of Certified Public Accountants and has been employed by firms located in Utah and Colorado. Since 1983, Mr. White has been employed in private accounting and has been the controller of several small businesses. He has been the owner and president and director of Sparrow, Inc., a small consulting business from 2000 to 2008; the president and director of eNutrition, Inc., from 2000 to 2003, a publicly traded company which sold nutritional products; the president and director of Excel Publishing, Inc., a publicly traded small publishing company from the fall of 2002 to the spring of 2003; the president and director of New Horizon Education, Inc., a publicly traded educational software company from 1998 to 2003; and the controller and chief financial officer of Phoenix Ink, LLC, a financial newsletter publisher, from 1999 to 2001. Mr. White is currently serving as a director and officer of Jolley Marketing, Inc. and Millstream Ventures, Inc., each of which is a reporting company.

Mr. White, during the previous five years, has been a Director of Jolley Marketing, Inc., Millstream Ventures, Inc., Usatco, Inc., and United Restaurant Management, Inc.

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

Involvement in Certain Legal Proceedings

Except as disclosed above, during the past ten years there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of our directors or executive officers, and none of our officers or directors has been involved in any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity, any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws or regulations, and any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization

We are not aware of any legal proceedings in which any director, officer or affiliate of our company, any owner of record or beneficially of more than five percent of any class of our voting securities, or any associate of any such director, officer, or affiliate of our company, or security holder is a party adverse to us or our subsidiary or has a material interest adverse to us.

Qualifications of Directors

Mr. White is a member of the American Institute of Certified Public Accountants and has been employed by firms located in Utah and Colorado.  Mr. White has been employed in private accounting and has been the controller of several small businesses and a small business consultant for over ten years.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

Steven L. White has served as our chief executive officer since August 2007. Neither Mr. White nor any other person received compensation from us during the years ended December 31, 2010 or 2009, which would be reportable pursuant to this item.

Equity Awards

Neither Mr. White nor any other person held any unexercised options, stock that had not vested, or equity incentive plan awards at December 31, 2010.

Director Compensation

No compensation was paid to or earned by any director during the year ended December 31, 2010.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners of More than Five Percent, Directors, and Management

The following table sets forth certain information from reports filed by the named parties, or furnished by current management, concerning the ownership of our Common Stock as of March 29, 2011, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our Common Stock; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group:

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

(2) Applicable percentages are based on 18,113,750 shares of our Common Stock outstanding on March 31, 2011.

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

Equity Compensation Plan Information

As of December 31, 2010, the Company had not adopted any compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Steven L. White, our sole officer and director, provides office space at no cost to us. This arrangement is not evidenced by a written agreement. The arrangement may be terminated at any time by Mr. White.

During 2009 and 2010, the Company received a total of $44,500 from Steven L. White its sole officer and director. The loans are due on demand and bear interest at 8% per annum.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid

Child, Van Wagoner & Bradshaw, PLLC served as our independent registered public accounting firm for the fiscal year ended December 31, 2010. The following fees were paid to our independent registered public accounting firm for services rendered during our last two fiscal years:

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2010 and 2009 were $9,000 and $12,776, respectively.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the fiscal years ended December 31, 2010 and 2009.

Tax Fees

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning in the fiscal years ended December 31, 2010 and 2009.

All Other Fees

There were no other fees billed for products or services provided by the principal accountant, other than those previously reported above, for the fiscal years ended December 31, 2010 and 2009.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed with this report:

Reports of Independent Registered Public Accounting Firms

Balance Sheets at December 31, 2010 and 2009

Statements of Operations for the years ended December 31, 2010 and 2009

Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2010 and 2009

Statements of Cash Flows for the years ended December 31, 2010 and 2009

Notes to Financial Statements

Exhibits

The following exhibits are included with this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here- with
3.1	Articles of Incorporation	10	000-53500	3.1	11/18/08
3.2	Bylaws	10	000-53500	3.2	11/18/08
4.1	Form of Common Stock Certificate	10	000-53500	4.1	11/18/08
4.2	Form of Registration Rights Agreement for Stockholders from Private Offering Completed August 6, 2008, with schedule of investors	10	000-53500	4.2	11/18/08
4.3	Form of Registration Rights Agreement for Other Stockholders, with schedule of investors	10	000-53500	4.3	11/18/08
10.1	Registration Rights Agreement dated August 1, 2008, with Steven L. White (included in Exhibit 4.2)	10	000-53500	10.1	11/18/08
10.2	Promissory Note dated April 16, 2009 in the amount of $6,000 payable to Lorikeet, Inc.	10-Q	000-53500	10.1	8/12/10
10.3	Promissory Note dated May 4, 2009 in the amount of $5,000 payable to Lorikeet, Inc.	10-Q	000-53500	10.2	8/12/10
10.4	Promissory Note dated June 12, 2009 in the amount of $5,000 payable to Lorikeet, Inc.	10-Q	000-53500	10.3	8/12/10
10.5	Promissory Note dated July 20, 2009 in the amount of $2,500 payable to Lorikeet, Inc.	10-Q	000-53500	10.4	8/12/10
10.6	Promissory Note dated September 3, 2009 in the amount of $2,000 payable to Lorikeet, Inc.	10-Q	000-53500	10.5	8/12/10
10.7	Promissory Note dated September 28, 2009 in the amount of $500 payable to Lorikeet, Inc.	10-Q	000-53500	10.6	8/12/10
10.8	Promissory Note dated November 9, 2009 in the amount of $3,600 payable to Lorikeet, Inc.	10-Q	000-53500	10.7	8/12/10
10.9	Promissory Note dated November 16, 2009 in the amount of $3,900 payable to Lorikeet, Inc.	10-Q	000-53500	10.8	8/12/10
10.10	Promissory Note dated December 22, 2009 in the amount of $2,500 payable to Lorikeet, Inc.	10-Q	000-53500	10.9	8/12/10
10.11	Promissory Note dated March 29, 2010 in the amount of $4,500 payable to Lorikeet, Inc.	10-Q	000-53500	10.10	8/12/10
10.12	Promissory Note dated July 12, 2010 in the amount of $5,000 payable to Lorikeet, Inc.	10-Q	000-53500	10.11	8/12/10
10.13	Promissory Note dated September 24, 2010 in the amount of $1,000 payable to Lorikeet, Inc.	10-Q	000-53500	10.1	10/19/10
10.14	Promissory Note dated December 27, 2010 in the amount of $3,000 payable to Lorkeet, Inc.					X
31.1	Rule 13a-14(a) Certification by Principal Executive and Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive and Principal Financial Officer					X

[SIGNATURE PAGE FOLLOWS]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jolley Marketing, Inc.

Date: March 31, 2011

By: /s/ Steven L. White

Steven L. White, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 31, 2010

/s/ Steven L. White

Steven L. White,

Director and President (Principal Executive,

Financial, and Accounting Officer)

JOLLEY MARKETING, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

JOLLEY MARKETING, INC.

Child,
Van Wagoner
& Bradshaw,
PLLC
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
Jolley Marketing, Inc.

We have audited the accompanying balance sheets of Jolley Marketing, Inc. as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jolley Marketing, Inc. as of December 31, 2010 and 2009, and the results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since inception and has not generated revenues from its planned principal operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 24, 2011

SALT LAKE CITY
5296 South Commerce Dr.
Suite 300
Salt Lake City, Utah 84107
Phone: 801.281.4700
Fax: 801.281.4701

KAYSVILLE
1284 West Flint Meadow Dr.
Suite D
Kaysville, Utah 84037
Phone: 801.927.1337
Fax: 801.927.1344

HONG KONG
Suite A, 5/F
Max Share Centre
373 King's Road
North Point, Hong Kong
Phone: +(852) 21 555 333
Fax: +(852) 21 165 222

www.cpaone.net

JOLLEY MARKETING, INC.

BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2010	2009
CURRENT ASSETS:
Cash	$414	$575
Prepaid expense	-	2,500
Total Current Assets	414	3,075

Total Assets	$414	$3,075

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$-	$1,871
Notes payable and accrued interest – related party	48,523	32,057
Total Current Liabilities	48,523	33,928

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value,
10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value,
200,000,000 shares authorized,
18,113,750 and 18,113,750 shares
issued and outstanding, respectively	18,114	18,114
Capital in excess of par value	154,181	154,181
Retained earnings (deficit)	(220,404)	(203,148)

Total Stockholders’ Equity (Deficit)	(48,109)	(30,853)

Total Liabilities and Stockholders’ Equity (Deficit)	$414	$3,075

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

STATEMENTS OF OPERATIONS

	For the year	For the year
	Ended	Ended
	December 31,	December 31,
	2010	2009

REVENUE	$-	$-

OPERATING EXPENSES:
Professional fees	14,068	29,808
Other general and administrative	222	745
Total Operating Expenses	14,290	30,553

LOSS BEFORE OTHER INCOME	(14,290)	(30,553)

OTHER INCOME AND (EXPENSE):
Gain on settlement of debt	-	-
Interest expense – related party	(2,966)	(1,057)
Interest income – related party	-	-
Total Other Income and (Expense)	(2,966)	(1,057)
LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(17,256)	(31,610)

CURRENT INCOME TAX BENEFIT (EXPENSE)	-	-

DEFERRED INCOME TAX BENEFIT (EXPENSE)	-	-

LOSS FROM CONTINUING OPERATIONS	(17,256)	(31,610)

DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued lighting supplies business	-	-
Income tax benefit (expense)	-	-
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	-

NET INCOME (LOSS)	$(17,256)	$(31,610)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)
Net income (loss) per common share	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	18,113,750	18,113,750

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

					Capital in
	Preferred Stock		Common Stock		Excess of Par	Retained
	Shares	Amount	Shares	Amount	Value	(Deficit)

BALANCE, December 31, 2008	-	-	18,113,750	18,114	154,181	(171,538)

Net loss for the year ended December 31, 2009	-	-	-	-	-	(31,610)

BALANCE, December 31, 2009	-	-	18,113,750	18,114	154,181	(203,148)

Net loss for the year ended December 31, 2010	-	-	-	-	-	(17,255)

BALANCE, December 31, 2010	-	$-	18,113,750	$18,114	$154,181	$(220,403)

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

STATEMENTS OF CASH FLOWS

	For the year	For the year
	Ended	ended
	December 31,	December 31,
	2010	2009

Cash Flows From Operating Activities:
Net loss	$(17,256)	$(31,610)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in assets and liabilities:
(Increase) decrease in prepaid expense	2,500	(1,315)
Increase (decrease) in accounts payable	(1,871)	1,126
Increase in accrued interest – related party	2,966	1,057

Net cash used by
operating activities	(13,661)	(30,742)

Cash Flows From Investing Activities:
Repayment of loans to related party	-	-

Net cash provided by
investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable – related party	13,500	31,000
Capital contribution	-	-
Stock offering costs	-	-
Proceeds from common stock issuance	-	-

Net cash provided by financing activities	13,500	31,000

Net Increase (Decrease) in Cash	(161)	258

Cash at Beginning of Period	575	317

Cash at End of Period	$414	$575

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:
For the year ended December 31, 2010:
None
For the year ended December 31, 2009:
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

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the year ended December 31, 2010, the Company incurred a net loss of $17,256, had negative cash flows, and has no operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - RELATED PARTY TRANSACTIONS

Notes Payable – During 2009 and 2010 an entity owned by an officer/shareholder of the Company loaned a total of $44,500 to the Company. The notes are due on demand and bear interest at 8% per annum. For the years ended December 31, 2010 and 2009, the Company accrued interest expense of $2,966 and $1,057, respectively, on the notes.

Management Compensation - During the years ended December 31, 2010 and 2009, the Company paid no compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space. Officers/stockholders of the Company have allowed the Company to use their offices as a mailing address, as needed, at no cost to the Company.

JOLLEY MARKETING, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2010 and 2009.

Common Stock -   The Company has authorized 200,000,000 shares of common stock, $0.001 par value.  The Company has 18,113,750 and 18,113,750 common shares are issued and outstanding at December 31, 2010 and 2009, respectively.

NOTE 5 - INCOME TAXES

The Company has available at December 31, 2010, net operating loss carryforwards of approximately $106,500, which may be applied against future taxable income and which expire in 2027 through 2029. If there are substantial changes in the Company’s ownership, there may be an annual limitation on the amount of net operating loss carryforwards which can be utilized. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to the net deferred tax assets and, therefore, no deferred tax assets have been recognized. The net deferred tax assets are approximately $15,975 and $13,395 as of December 31, 2010 and 2009, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the year ended December 31, 2010 is approximately $2,580.

The Company has no tax positions at December 31, 2010 and 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the period ended December 31, 2010 and 2009, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2010 and 2009.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2010 and 2009 through the date those financial statements were issued. In 2011, the Company received a total of $3,650 in loans from an officer/shareholder of the Company. The loans are due on demand and bear interest at 8% per annum.