Form 10-Q
period 2011-03-31
JOLLEY MARKETING INC
filed 2011-05-16
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

or

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________________

Commission File Number: 000-53500

JOLLEY MARKETING, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0622284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

664 South Alvey Drive, Mapleton, Utah	84664
(Address of principal executive offices)	(Zip Code)

(801) 489-3346
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 15, 2011: 18,113,750

JOLLEY MARKETING, INC.

FORM 10-Q

MARCH 31, 2011

INDEX

*Inapplicable items have been omitted

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash	$314	$414
Total Current Assets	314	414

Total Assets	$314	$414

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$3,520	$-
Notes payable and accrued interest – related party	53,085	48,523
Total Current Liabilities	56,605	48,523

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value,
10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value,
200,000,000 shares authorized,
18,113,750 and 18,113,750 shares
issued and outstanding, respectively	18,114	18,114
Capital in excess of par value	154,181	154,181
Retained Earnings (Deficit)	(228,586)	(220,404)

Total Stockholders' Equity (Deficit)	(56,291)	(48,109)

Total Liabilities and Stockholders’ Equity (Deficit)	$314	$414

Note: The balance sheet at December 31, 2010 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited financial statements.

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three
	Months Ended
	March 31,
	2011	2010
REVENUE	$-	$-

OPERATING EXPENSES:
Professional fees	6,520	7,224
Other general and administrative	750	100
Total Operating Expenses	7,270	7,324

LOSS BEFORE OTHER INCOME (EXPENSE)	(7,270)	(7,324)

OTHER INCOME (EXPENSE):
Interest expense – related party	(912)	(622)
Total Other Income (Expense)	(912)	(622)

LOSS FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES	(8,182)	(7,946)

CURRENT INCOME TAX BENEFIT (EXPENSE)	-	-

DEFERRED INCOME TAX BENEFIT (EXPENSE)	-	-

LOSS FROM CONTINUING OPERATIONS	(8,182)	(7,946)

NET INCOME (LOSS)	$(8,182)	$(7,946)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
Net income (loss) per common share	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	18,113,750	18,113,750

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(8,182)	$(7,946)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in assets and liabilities:
(Increase) decrease in prepaid expense	-	2,500
Increase (decrease) in accrued interest – related party	912	622
Increase (decrease) in accounts payable	3,520	(147)

Net Cash Used by
Operating Activities	(3,750)	(4,971)

Cash Flows From Investing Activities:	-	-

Net Cash Provided (Used) by
Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable – related party	3,650	4,500

Net Cash Provided (Used) by Financing Activities	3,650	4,500

Net Increase (Decrease) in Cash	(100)	(471)

Cash at Beginning of Period	414	575

Cash at End of Period	$314	$104

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the three months ended March 31, 2011:

None

For the three months ended March 31, 2010:

None

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2011 and 2010 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements in the Company’s 2010 annual report on Form 10-K. The results of operations for the periods ended March 31, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the three months ended March 31, 2011, the Company incurred a net loss of $8,182, had negative cash flows from operating activities, had current liabilities in excess of current assets, and had no revenue-generating activities. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - RELATED PARTY TRANSACTIONS

Notes Payable – During 2011, 2010 and 2009, an entity owned by an officer/shareholder of the Company loaned a total of $48,150 to the Company. The notes are due on demand and bear interest at 8% per annum. During the three months ended March 31, 2011 and 2010, the Company accrued interest expense of $912 and $622, respectively, on the notes.  Total accrued interest is $4,935 and $4,023 at March 31, 2011 and December 31, 2010, respectively.

NOTE 4 - INCOME TAXES

The Company has available at March 31, 2011, net operating loss carryforwards of approximately $114,500 which may be applied against future taxable income and which expire in 2027 through 2031. The net deferred tax assets are approximately $17,175 and $15,975 as of March 31, 2011 and December 31, 2010, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the three-month period ended March 31, 2011 is approximately $1,200.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date these financial statements were issued. In May 2011, the Company received a loan of $5,000 from an officer/shareholder of the Company. The loan is due on demand and bears interest at 8% per annum.

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

Three Month Periods Ended March 31, 2011 and 2010

Revenue

Our revenues for the three months ended March 31, 2011 and 2010, were $0 and $0, respectively.

Operating Expenses

For the three months ended March 31, 2011, operating expenses were $8,182, consisting of $6,520 in professional fees, interest expense of $912, and $750 in other general and administrative expenses. For the three months ended March 31, 2010, operating expenses were $7,946, consisting of $100 in other general and administrative expenses, interest expense of $622 and $7,224 in professional fees for services performed during the period.

Net Loss

Our net loss for the three months ended March 31, 2011 and 2010 was $8,182 and $7,946, respectively, which resulted in a net loss per share of $0.00 for each period.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In March 2011 we issued an unsecured promissory note to Lorikeet, Inc. (“Lorikeet”), a Utah corporation owned and controlled by Steven L. White, our President, a director, and principal shareholder of the Company, for funds advanced to the Company for operating capital.  The principal amount of the note is $3,650 and bears interest at 8% per annum.  The note is due and payable upon demand.  The note was issued without registration under the Securities Act by reason of the exemptions from registration afforded by the provisions of Section 4(2) of the Securities Act.  Lorikeet was an accredited investor at the time of the issuance of the note.  Mr. White on behalf of Lorikeet acknowledged appropriate investment representations with respect to the note and consented to the imposition of a restrictive legend upon the note.  Lorikeet did not enter into the note transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Lorikeet was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the note issuance.  No selling commissions were paid in connection with this transaction.

Item 6. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
10.15	Promissory Note dated March 4, 2011 in the amount of $3,650 payable to Lorikeet, Inc.
31	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Signature Page Follows

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOLLEY MARKETING, INC.

(Registrant)

Date: May 15, 2011

/s/ Steven L. White

Chief Executive Officer

Chief Financial Officer