Form 10-Q
period 2011-06-30
JOLLEY MARKETING INC
filed 2011-08-15
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X . Yes      . No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X  . No      .

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 8, 2011: 18,113,750

JOLLEY MARKETING, INC.

FORM 10-Q

JUNE 30, 2011

INDEX

*Inapplicable items have been omitted

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2011

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash	$400	$414
Total Current Assets	400	414

Total Assets	$400	$414

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$2,053	$-
Notes payable and accrued interest – related party	59,110	48,523
Total Current Liabilities	61,163	48,523

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value,
10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value,
600,000,000 shares authorized,
18,113,750 and 18,113,750 shares
issued and outstanding, respectively	18,114	18,114
Capital in excess of par value	154,181	154,181
Retained Earnings (Deficit)	(233,058)	(220,404)

Total Stockholders' Deficit	(60,763)	(48,109)

Total Liabilities and Stockholders’ Deficit	$400	$414

Note: The balance sheet at December 31, 2010 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited financial statements.

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
REVENUE	$-	$-	$-	$-

OPERATING EXPENSES:
Professional fees	3,253	1,178	9,773	8,401
Other general and administrative	194	-	944	100
Total Operating Expenses	3,447	1,178	10,717	8,501

LOSS BEFORE OTHER INCOME (EXPENSE)	(3,447)	(1,178)	(10,717)	(8,501)

OTHER INCOME (EXPENSE):
Interest expense – related party	(1,025)	(711)	(1,937)	(1,333)
Total Other Income (Expense)	(1,025)	(711)	(1,937)	(1,333)

LOSS FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES	(4,472)	(1,889)	(12,654)	(9,834)

CURRENT INCOME TAX BENEFIT (EXPENSE)	-	-	-	-

DEFERRED INCOME TAX BENEFIT (EXPENSE)	-	-	-	-
LOSS FROM CONTINUING OPERATIONS	(4,472)	(1,889)	(12,654)	(9,834)

NET INCOME (LOSS)	$(4,472)	$(1,889)	$(12,654)	$(9,834)

BASIC AND DILUTED INCOME (LOSS) PER
COMMON SHARE:
Net income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	18,113,750	18,113,750	18,113,750	18,113,750

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(12,654)	$(9,834)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in assets and liabilities:
(Increase) decrease in prepaid expense	-	2,500
Increase (decrease) in accrued interest – related party	1,937	1,333
Increase (decrease) in accounts payable	2,053	1,030

Net Cash Used by
Operating Activities	(8,664)	(4,971)

Cash Flows From Investing Activities:	-	-

Net Cash Provided (Used) by
Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable – related party	8,650	4,500

Net Cash Provided (Used) by Financing Activities	8,650	4,500

Net Increase (Decrease) in Cash	(14)	(471)

Cash at Beginning of Period	414	575

Cash at End of Period	$400	$104

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the six months ended June 30, 2011:

None

For the six months ended June 30, 2010:

None

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2011 and 2010 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements in the Company’s 2010 annual report on Form 10-K. The results of operations for the periods ended June 30, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the six months ended June 30, 2011, the Company incurred a net loss of $12,654, had negative cash flows from operating activities, had current liabilities in excess of current assets, and had no revenue-generating activities. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - RELATED PARTY TRANSACTIONS

Notes Payable – During 2011, 2010 and 2009, an entity owned by an officer/shareholder of the Company loaned a total of $53,150 to the Company. The notes are due on demand and bear interest at 8% per annum. During the six months ended June 30, 2011 and 2010, the Company accrued interest expense of $1,937 and $1,333, respectively, on the notes.  Total accrued interest is $5,960 and $4,023 at June 30, 2011 and December 31, 2010, respectively.

NOTE 4 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares preferred stock, $0.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at June 30, 2011.

Common Stock - The Company has authorized 600,000,000 shares of common stock, $0.001 par value.  The Company has 18,113,750 common shares issued and outstanding at June 30, 2011 and December 31, 2010.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and accounts payable.  The carrying amount of cash and accounts payable approximates fair value because of the short-term nature of these items.

NOTE 6 - SUBSEQUENT EVENTS

On July 11, 2011 the Company amended its Articles of Incorporation to increase the number shares of common Stock which the Corporation shall have authority to issue to 600,000,000 at a par value of $0.001 per share.

The Company has evaluated subsequent events from the balance sheet date through the date these financial statements were issued and concluded there are no additional events to disclose.

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

Three Month Periods Ended June 30, 2011 and 2010

Revenue

Our revenues for the three months ended June 30, 2011 and 2010, were $0 and $0, respectively.

Operating Expenses

For the three months ended June 30, 2011, operating and other expenses were $4,472, consisting of $3,253 in professional fees, interest expense of $1,025, and $194 in other general and administrative expenses. For the three months ended June 30, 2010, operating and other expenses were $1,889, consisting of $1,178 in professional fees and interest expense of $711.

Net Loss

Our net loss for the three months ended June 30, 2011 and 2010 was $4,472 and $1,889, respectively, which resulted in a net loss per share of $0.00 for each period.

Six Month Periods Ended June 30, 2011 and 2010

Revenue

Our revenues for the six months ended June 30, 2011 and 2010, were $0 and $0, respectively.

Operating Expenses

For the six months ended June 30, 2011, operating and other expenses were $12,654, consisting of $9,773 in professional fees, interest expense of $1,937, and $944 in other general and administrative expenses. For the six months ended June 30, 2010, operating and other expenses were $9,834, consisting of $8,401 in professional fees, interest expense of $1,333 and $100 in state franchise taxes.

Net Loss

Our net loss for the six months ended June 30, 2011 and 2010 was $12,654 and $9,834, respectively, which resulted in a net loss per share of $0.00 for each period.

Liquidity and Capital Resources

The Company’s balance sheet as of June 30, 2011, reflects total assets of $400 in cash.  As of June 30, 2011, our liabilities were $61,163 which included $2,053 in accounts payable, $53,150 in a note payable to a related party and $5,960 in interest payable.

We anticipate our expenses to be limited to accounting, auditing, legal and filing fees associated with continuing our reporting status with the Securities and Exchange Commission along with miscellaneous expenses related to our corporate existence.  We estimate our ongoing expenses to be $20,000 per year.  We do not have any commitments for capital expenditures nor do we anticipate entering into any such commitments.  We will likely need additional funds to cover our expenses for the next year.

In the past we have relied on advances from a related party to cover our operating costs.   Management anticipates that we will receive sufficient advances to meet our needs through the next 12 months.  However, there can be no assurances to that effect.  Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

The Company has no other assets or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected.  The Company will carry out its business plan as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company  may eventually acquire.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In May 2011 we issued an unsecured promissory note to Lorikeet, Inc. (“Lorikeet”), a Utah corporation owned and controlled by Steven L. White, our President, a director, and principal shareholder of the Company, for funds advanced to the Company for operating capital.  The principal amount of the note is $5,000 and bears interest at 8% per annum.  The note is due and payable upon demand.  The note was issued without registration under the Securities Act by reason of the exemptions from registration afforded by the provisions of Section 4(2) of the Securities Act.  Lorikeet was an accredited investor at the time of the issuance of the note.  Mr. White on behalf of Lorikeet acknowledged appropriate investment representations with respect to the note and consented to the imposition of a restrictive legend upon the note.  Lorikeet did not enter into the note transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Lorikeet was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the note issuance.  No selling commissions were paid in connection with this transaction.

Item 6. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
10.15	Promissory Note dated May 2, 2011 in the amount of $5,000 payable to Lorikeet, Inc.
31.1	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

Signature Page Follows

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOLLEY MARKETING, INC.

(Registrant)

Date: August 9, 2011

/s/ Steven L. White

Chief Executive Officer

Chief Financial Officer