Form 10-Q/A
period 2011-06-30
JOLLEY MARKETING INC
filed 2011-08-25
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

The sole purpose of this Amendment No. 1 to Jolley Marketing, Inc.'s Quarterly Report on Form 10-Q (the "Form 10-Q") for the period ended  June 30, 2011, as filed with the Securities and Exchange Commission on  August 15, 2011, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

Date: August 23, 2011

/s/ Steven L. White

Chief Executive Officer

Chief Financial Officer

3