Form 10-Q
period 2011-09-30
JOLLEY MARKETING INC
filed 2011-10-31
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 10, 2011: 18,113,750

JOLLEY MARKETING, INC.

FORM 10-Q

SEPTEMBER 30, 2011

INDEX

*Inapplicable items have been omitted

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash	$1,205	$414
Prepaid Expense	3,000	-
Total Current Assets	4,205	414

Total Assets	$4,205	$414

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$3,355	$-
Notes Payable and accrued interest	6,042	-
Notes payable and accrued interest – related party	60,173	48,523
Total Current Liabilities	69,570	48,523

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 600,000,000 shares authorized, 18,113,750 and 18,113,750 shares issued and outstanding, respectively	18,114	18,114
Capital in excess of par value	154,181	154,181
Retained Earnings (Deficit)	(237,660)	(220,404)
Total Stockholders' Deficit	(65,365)	(48,109)

Total Liabilities and Stockholders’ Deficit	$4,205	$414

Note: The balance sheet at December 31, 2010 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited financial statements.

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUE	$-	$-	$-	$-

OPERATING EXPENSES:
Professional fees	3,497	2,765	13,270	11,166
Other general and administrative	-	-	944	100
Total Operating Expenses	3,497	2,765	14,214	11,266

LOSS BEFORE OTHER INCOME (EXPENSE)	(3,497)	(2,765)	(14,214)	(11,266)

OTHER INCOME (EXPENSE):
Interest expense	(42)	-	(42)	-
Interest expense – related party	(1,063)	(800)	(3,000)	(2,133)
Total Other Income (Expense)	(1,105)	(800)	(3,042)	(2,133)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4,602)	(3,565)	(17,256)	(13,399)

CURRENT INCOME TAX BENEFIT (EXPENSE)	-	-	-	-

DEFERRED INCOME TAX BENEFIT (EXPENSE)	-	-	-	-
LOSS FROM CONTINUING OPERATIONS	(4,602)	(3,565)	(17,256)	(13,399)

NET INCOME (LOSS)	$(4,602)	$(3,565)	$(17,256)	$(13,399)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
Net income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	18,113,750	18,113,750	18,113,750	18,113,750

The accompanying notes are an integral part of these unaudited financial statements.

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(17,256)	$(13,399)

Adjustments to reconcile net loss to net cash used by operating activities:
Changes in assets and liabilities:
(Increase) decrease in prepaid expense	(3,000)	2,315
Increase (decrease) in accrued interest – related party	3,000	2,133
Increase (decrease) in accrued interest	42	-
Increase (decrease) in accounts payable	3,355	(1,871)

Net Cash Used by Operating Activities	(13,859)	(10,822)

Cash Flows From Investing Activities:	-	-

Net Cash Provided (Used) by Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable – related party	8,650	10,500
Proceeds from issuance of notes payable	6,000	-

Net Cash Provided (Used) by Financing Activities	14,650	10,500

Net Increase (Decrease) in Cash	791	(322)

Cash at Beginning of Period	414	575

Cash at End of Period	$1,205	$253

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the nine months ended September 30, 2011:

None

For the nine months ended September 30, 2010:

None

The accompanying notes are an integral part of these unaudited financial statements.

JOLLEY MARKETING, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2011 and 2010 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements in the Company’s 2010 annual report on Form 10-K. The results of operations for the periods ended September 30, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the nine months ended September 30, 2011, the Company incurred a net loss of $17,256, had negative cash flows from operating activities, had current liabilities in excess of current assets, and had no revenue-generating activities. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - RELATED PARTY TRANSACTIONS

Notes Payable – During 2011, 2010 and 2009, an entity owned by an officer/shareholder of the Company loaned a total of $53,150 to the Company. The notes are due on demand and bear interest at 8% per annum. During the nine months ended September 30, 2011 and 2010, the Company accrued interest expense of $3,000 and $2,131 respectively, on the notes.  Total accrued interest is $7,023 and $4,023 at September 30, 2011 and December 31, 2010, respectively.

NOTE 4 - NOTES PAYABLE

Notes Payable – On August 1, 2011 an unrelated third party loaned $6,000 to the Company. The note is due on demand and bears interest at 8% per annum.  During the nine months ended September 30, 2011, the Company accrued interest expense of $42 on the notes.

NOTE 5 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares preferred stock, $0.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at September 30, 2011.

Common Stock - The Company has authorized 600,000,000 shares of common stock, $0.001 par value.  The Company has 18,113,750 common shares issued and outstanding at September 30, 2011 and December 31, 2010.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statement Notice

This quarterly report on Form 10-Q contains certain forward-looking statements. For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; changes in rules or regulations relating to shell companies; technological advances and failure to successfully develop business relationships.

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

Three Month Periods Ended September 30, 2011 and 2010

Revenue

Our revenues for the three months ended September 30, 2011 and 2010, were $0 and $0, respectively.

Operating Expenses

For the three months ended September 30, 2011, operating and other expenses were $4,602, consisting of $3,497 in professional fees and  interest expense of $1,105. For the three months ended September 30, 2010, operating and other expenses were $3,565, consisting of $2,765 in professional fees and interest expense of $800.

Net Loss

Our net loss for the three months ended September 30, 2011 and 2010 was $4,602 and $3,565, respectively, which resulted in a net loss per share of $0.00 for each period.

Nine Month Periods Ended September 30, 2011 and 2010

Revenue

Our revenues for the nine months ended September 30, 2011 and 2010, were $0 and $0, respectively.

Operating Expenses

For the nine months ended September 30, 2011, operating and other expenses were $17,256, consisting of $13,270 in professional fees, interest expense of $3,042, and $944 in other general and administrative expenses. For the nine months ended September 30, 2010, operating and other expenses were $13,399, consisting of $11,166 in professional fees, interest expense of $2,133 and $100 in state franchise taxes.

Net Loss

Our net loss for the nine months ended September 30, 2011 and 2010 was $17,256 and $13,399, respectively, which resulted in a net loss per share of $0.00 for each period.

Liquidity and Capital Resources

The Company’s balance sheet as of September 30, 2011, reflects total assets of $4,205, consisting of $1,205 in cash and $3,000 in prepaid expenses.  As of September 30, 2011, our liabilities were $69,570 which included $3,355 in accounts payable, $53,150 in a note payable to a related party, $6,000 in a note payable to an unrelated third party and $7,065 in interest payable.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5. Other Information

On August 1, 2011, we borrowed $6,000 for operating funds from Dassity, Inc., an entity owned and controlled by Brenda Hall. We issued a promissory note dated August 1, 2011, to Dassity, Inc. representing the borrowed funds.  The note bears interest at 8% per annum and principal and interest are due and payable 24 months from August 1, 2011.  In response to Item 2.03 of Form 8-K, the Company should have filed a report disclosing the transaction.

Item 6. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
31	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99.1	Promissory Note dated August 1, 2011, for $6,000
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

Signature Page Follows

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOLLEY MARKETING, INC.

(Registrant)

Date: October 31, 2011

/s/ Steven L. White

Chief Executive Officer

Principal Financial Officer