Form 10-K
period 2011-12-31
JOLLEY MARKETING INC
filed 2012-03-26
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

At February 28, 2012, there were 18,113,750 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Table of Contents

Forward-Looking Statements

The statements contained in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements include the information concerning our search for an operating company, possible or assumed future operations, business strategies, need for financing, competitive position, potential growth opportunities, ability to retain and recruit personnel, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

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

ITEM 2.  PROPERTIES

The Company has no office facilities and does not presently anticipate the need to lease commercial office space or facilities. For now, the office of Steven L. White, the President and principal shareholder, is being used as the Company address. The Company may lease commercial office facilities in the future at such time as operations have developed to the point where the facilities are needed, but has no commitments or arrangements for any facilities. There is no assurance regarding the future availability of commercial office facilities or terms on which the Company may be able to lease facilities in the future, nor any assurance regarding the length of time the present arrangement may continue.

ITEM 3.  LEGAL PROCEEDINGS

No legal proceedings are reportable pursuant to this item.

ITEM 4.  MINE SAFETY DISCLOSURES.

The disclosure requirements of this item are not applicable to the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over the Counter Bulletin Board (the “OTCBB”) and on the OTCMarkets (formerly the Pink Sheets) under the symbol “JLLM”.  The table below sets forth for the periods indicated the quarterly high and low bid prices as reported by the OTCMarkets.  There was not an active market and no trading volume during fiscal 2011.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2011	First	-	-
	Second	-	-
	Third	-	-
	Fourth	-	-

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2010	First	$0.20	$0.10
	Second	$0.25	$0.20
	Third	$0.27	$0.25
	Fourth	$0.31	$0.27

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

Holders

At February 28, 2012, the Company had 42 shareholders of record. The number of record holders was determined from the records of the Company’s transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The Company has appointed Action Stock Transfer Corp., 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, UT 84121, to act as its transfer agent for the Common Stock.

Dividends

The Company has not declared or paid any cash dividends on its Common Stock during the two fiscal years ended December 31, 2011, or in any subsequent period. The Company does not anticipate or contemplate paying dividends on its Common Stock in the foreseeable future. The only restrictions that limit the ability to pay dividends on common equity, or that are likely to do so in the future, are those restrictions imposed by law.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2011, we had not adopted any compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

Purchases of Equity Securities

There were no purchases made during the fourth quarter of the fiscal year ended December 31, 2011, by or on behalf of our Company or any affiliated purchaser of shares or other units of any class of our equity securities registered pursuant to Section 12 of the Exchange Act.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes thereto as included with this report.

Years Ended December 31, 2011 and 2010

At December 31, 2011, we had $1,105 of available cash on hand and had losses for the years ended December 31, 2011 and 2010 of $24,055 and $17,256, respectively. During the years ended December 31, 2011 and 2010, the revenues were $0 and $0 respectively.

Expenses for the year ended December 31, 2011, consisted of professional fees of $18,036, general and administrative expenses of $1,794 and interest expense of $4,225. Expenses for the year ended December 31, 2010, consisted of professional fees of $14,068, general and administrative expenses of $222 and interest expense of $2,966.

Liquidity and Capital Resources

At December 31, 2011, we had $1,105 in available cash on hand and prepaid expense of $2,000 for total assets of $3,105.  Liabilities consisted of $7,871 in accounts payable, and $67,398 in notes payable and accrued interest to related parties. We had negative net working capital of $72,164 at December 31, 2011.

We anticipate our expenses for the next twelve months will be approximately $20,000. At the present time management does not believe the Company has sufficient working capital to meet its needs for the year ending December 31, 2012. Therefore, management will seek financing through loans or sale of common stock. Management anticipates that it may rely on advances from our president, or shareholders, to meet the Company’s short-term cash needs. However, the Company has no agreements to that effect.

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

Off-Balance Sheet Arrangements

During the years ended December 31, 2011 and 2010, we did not engage in any off-balance sheet arrangements.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2011.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter ended December 31, 2011, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The Company did not fail to file any information required to be filed in a report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2011.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

The following table sets forth the name and age of, and position or positions held by, our sole executive officer and director

Name	Age	Position(s)	Director Since	Employment Background and Directorships
Steven L. White	57	Director, President, Chief Executive Officer, Secretary and Treasurer	August 2007

Mr. White earned his Bachelor of Science Degree from Brigham Young University in 1980 with a major in accounting and a minor in English. He is a member of the American Institute of Certified Public Accountants and has been employed by firms located in Utah and Colorado. Since 1983, Mr. White has been employed in private accounting and has been the controller of several small businesses. He is the owner and president and director of Sparrow, Inc., a small consulting business from 2000 to present; the president and director of eNutrition, Inc., from 2000 to 2003, a publicly traded company which sold nutritional products; the president and director of Excel Publishing, Inc., a publicly traded small publishing company from the fall of 2002 to the spring of 2003; the president and director of New Horizon Education, Inc., a publicly traded educational software company from 1998 to 2003; and the controller and chief financial officer of Phoenix Ink, LLC, a financial newsletter publisher, from 1999 to 2001. Mr. White is currently serving as a director and officer of Jolley Marketing, Inc. and Usatco, Inc., each of which is a reporting company.

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

Qualifications of Directors

Mr. White is a member of the American Institute of Certified Public Accountants and has been employed by firms located in Utah and Colorado. Mr. White has also been employed in private accounting and has been the controller of several small businesses and a small business consultant for over ten years.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

Steven L. White has served as our chief executive officer since August 2007. Neither Mr. White nor any other person received compensation from us during the years ended December 31, 2011 or 2010, which would be reportable pursuant to this item.

Equity Awards

Neither Mr. White nor any other person held any unexercised options, stock that had not vested, or equity incentive plan awards at December 31, 2011.

Director Compensation

No compensation was paid to or earned by any director during the year ended December 31, 2011.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners of More than Five Percent, Directors, and Management

The following table sets forth certain information from reports filed by the named parties, or furnished by current management, concerning the ownership of our Common Stock as of February 28, 2012, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our Common Stock; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group:

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

(2) Applicable percentages are based on 18,113,750 shares of our Common Stock outstanding on February 28, 2012.

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

Equity Compensation Plan Information

As of December 31, 2011, the Company had not adopted any compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Steven L. White, our sole officer and director, provides office space at no cost to us. This arrangement is not evidenced by a written agreement. The arrangement may be terminated at any time by Mr. White.

During 2009, 2010 and 2011, the Company received a total of $53,150 in loans from Steven L. White its sole officer and director. The loans are due on demand and bear interest at 8% per annum.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid

Child, Van Wagoner & Bradshaw, PLLC served as our independent registered public accounting firm for the fiscal year ended December 31, 2011. The following fees were paid to our independent registered public accounting firm for services rendered during our last two fiscal years:

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2011 and 2010 were $9,500 and $9,000, respectively.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the fiscal years ended December 31, 2011 and 2010.

Tax Fees

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning in the fiscal years ended December 31, 2011 and 2010.

All Other Fees

There were no other fees billed for products or services provided by the principal accountant, other than those previously reported above, for the fiscal years ended December 31, 2011 and 2010.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2011 and 2010

Statements of Operations for the years ended December 31, 2011 and 2010

Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2011 and 2010

Statements of Cash Flows for the years ended December 31, 2011 and 2010

Notes to Financial Statements

Exhibits

The following exhibits are included with this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here- with
3.1	Amended Articles of Incorporation effective July 11, 2011					X
3.2	Bylaws	10	000-53500	3.2	11/18/08
4.1	Form of Common Stock Certificate	10	000-53500	4.1	11/18/08
4.2	Form of Registration Rights Agreement for Stockholders from Private Offering Completed August 6, 2008, with schedule of investors	10	000-53500	4.2	11/18/08
4.3	Form of Registration Rights Agreement for Other Stockholders, with schedule of investors	10	000-53500	4.3	11/18/08
10.1	Registration Rights Agreement dated August 1, 2008, with Steven L. White (included in Exhibit 4.2)	10	000-53500	10.1	11/18/08
10.2	Promissory Note dated March 29, 2010 in the amount of $4,500 payable to Lorikeet, Inc.	10-Q	000-53500	10.10	8/12/10
10.3	Promissory Note dated July 12, 2010 in the amount of $5,000 payable to Lorikeet, Inc.	10-Q	000-53500	10.11	8/12/10
10.4	Promissory Note dated September 24, 2010 in the amount of $1,000 payable to Lorikeet, Inc.	10-Q	000-53500	10.1	10/19/10
10.5	Promissory Note dated December 27, 2010 in the amount of $3,000 payable to Lorkeet, Inc.	10-K	000-53500	10.14	3/31/11
10.6	Promissory Note dated March 4, 2011 in the amount of $3,650 payable to Lorikeet, Inc.					X
10.7	Promissory Note dated May 2, 2011 in the amount of $5,000 payable to Lorikeet, Inc.					X
10.8	Promissory Note dated August 1, 2011, in the amount of $6,000 payable to Dassity, Inc.	10-Q	000-53500	99.1	10/31/11
31.1	Rule 13a-14(a) Certification by Principal Executive and Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive and Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

[SIGNATURE PAGE FOLLOWS]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jolley Marketing, Inc.

Date: March 26, 2012

By: /s/ Steven L. White

Steven L. White, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 26, 2012

/s/ Steven L. White

Steven L. White, Director and

President (Principal Executive,

Financial, and Accounting Officer)

JOLLEY MARKETING, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

JOLLEY MARKETING, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

Jolley Marketing, Inc.

We have audited the accompanying balance sheets of Jolley Marketing, Inc. as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jolley Marketing, Inc. as of December 31, 2011 and 2010, and the results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

February 29, 2012

JOLLEY MARKETING, INC.

BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2011	2010
CURRENT ASSETS:
Cash	$1,105	$414
Prepaid expense	2,000	-
Total Current Assets	3,105	414

Total Assets	$3,105	$414

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$7,871	$-
Notes payable and accrued interest – related party	67,398	48,523
Total Current Liabilities	75,269	48,523

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 600,000,000 shares authorized, 18,113,750 and 18,113,750 shares issued and outstanding, respectively	18,114	18,114
Capital in excess of par value	154,181	154,181
Retained earnings (deficit)	(244,459)	(220,404)

Total Stockholders’ Equity (Deficit)	(72,164)	(48,109)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,105	$414

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

STATEMENTS OF OPERATIONS

	For the year	For the year
	Ended	Ended
	December 31,	December 31,
	2011	2010

REVENUE	$-	$-

OPERATING EXPENSES:
Professional fees	18,036	14,068
Other general and administrative	1,794	222
Total Operating Expenses	19,830	14,290

LOSS BEFORE OTHER INCOME (EXPENSE)	(19,830)	(14,290)

OTHER INCOME AND (EXPENSE):
Interest expense – related party	(4,225)	(2,966)
Total Other Income and (Expense)	(4,225)	(2,966)
LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(24,055)	(17,256)

CURRENT INCOME TAX BENEFIT (EXPENSE)	-	-

DEFERRED INCOME TAX BENEFIT (EXPENSE)	-	-

NET INCOME (LOSS)	$(24,055)	$(17,256)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
Net income (loss) per common share	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	18,113,750	18,113,750

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

					Capital in
	Preferred Stock		Common Stock		Excess of Par	Retained
	Shares	Amount	Shares	Amount	Value	(Deficit)

BALANCE, December 31, 2009	-	$-	18,113,750	$18,114	$154,181	$(203,148)

Net loss for the year ended December 31, 2010	-	-	-	-	-	(17,256)

BALANCE, December 31, 2010	-	-	18,113,750	18,114	154,181	(220,404)

Net loss for the year ended December 31, 2011	-	-	-	-	-	(24,055)

BALANCE, December 31, 2011	-	$-	18,113,750	$18,114	$154,181	$(244,459)

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

STATEMENTS OF CASH FLOWS

	For the year	For the year
	Ended	ended
	December 31,	December 31,
	2011	2010

Cash Flows From Operating Activities:
Net loss	$(24,055)	$(17,256)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in assets and liabilities:
(Increase) decrease in prepaid expense	(2,000)	2,500
Increase (decrease) in accounts payable	7,871	(1,871)
Increase in accrued interest – related party	4,225	2,966

Net cash used by
operating activities	(13,959)	(13,661)

Cash Flows From Investing Activities:
Net cash provided by investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable – related party	14,650	13,500

Net cash provided by financing activities	14,650	13,500

Net Increase (Decrease) in Cash	691	(161)

Cash at Beginning of Period	414	575

Cash at End of Period	$1,105	$414

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:
For the year ended December 31, 2011:
None
For the year ended December 31, 2010:
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

Impairment of Long-Lived Assets - The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value of assets to be used and fair value less disposal cost for assets to be disposed of) is expected to be less than the carrying value.  Triggering events, which signal further analysis, consist of a significant decrease in the asset's market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued loss associated with assets used to generate revenue.  The Company has no long-lived assets as of December 31, 2011 and 2010.

Income Taxes - The Company applies ASC 740, Income Taxes, which requires the asset and liability method of accounting for income taxes.  The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years.  Deferred income taxes are provided for items reported in different periods for income tax purposes than for financial reporting purposes.  Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered.

The Company adopted ASC 740, Accounting for Uncertainty in Income Taxes on January 1, 2007.  This interpretation requires recognition and measurement of uncertain tax positions using a "more-likely-than-not" approach, requiring the recognition and measurement of uncertain tax positions.  The adoption of ASC 740 had no material impact on the Company's financial statements. (See Note 5 below)

Earnings (Loss) Per Share - The basic computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC 260, "Earnings Per Share." (See Note 7)

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period.  Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.  The Company has not granted any stock options or warrants since inception.

Recently Enacted Accounting Standards - From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the year ended December 31, 2011, the Company incurred a net loss of $24,055, had negative cash flows, and has no operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - RELATED PARTY TRANSACTIONS

Notes Payable – During 2009, 2010 and 2011 an entity owned by an officer/shareholder of the Company loaned a total of $53,150 to the Company.  The notes are due on demand and bear interest at 8% per annum.  For the years ended December 31, 2011 and 2010, the Company accrued interest expense of $4,064 and $2,966, respectively, on the notes.

On August 1, 2011 a minority shareholder loaned $6,000 to the Company. The note is due in twenty four months and bears interest at 8% per annum.  For the year ended December 31, 2011, the Company accrued interest expense of $161 on the notes.

Management Compensation - During the years ended December 31, 2011 and 2010, the Company paid no compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space.  Officers/stockholders of the Company have allowed the Company to use their offices as a mailing address, as needed, at no cost to the Company.

NOTE 4 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at December 31, 2011 and 2010.

Common Stock - The Company has authorized 600,000,000 shares of common stock, $0.001 par value.  The Company has 18,113,750 common shares issued and outstanding at December 31, 2011 and 2010.

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.”  This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

The Company has available at December 31, 2011, net operating loss carryforwards of approximately $122,400 which may be applied against future taxable income and which expire in 2028 through 2030.  If there are substantial changes in the Company’s ownership, there may be an annual limitation on the amount of net operating loss carryforwards which can be utilized.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to the net deferred tax assets and, therefore, no deferred tax assets have been recognized.  The net deferred tax assets are approximately $18,360 and $15,975 as of December 31, 2011 and 2010, respectively, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the year ended December 31, 2011 is approximately $2,385.

The Company adopted the provisions of ASC 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. The Company has no tax positions at December 31, 2011 and 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the period ended December 31, 2011 and 2010, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2011 and 2010.

NOTE 6 - Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and accounts payable.  The carrying amount of cash and accounts payable approximates fair value because of the short-term nature of these items.

NOTE 7 - Loss per Share

The following data shows the amounts used in computing loss per share for the periods presented:

	For the year ended December 31,
	2011	2010
Income (Loss) available to common Stock holders (numerator	$(24,055)	$(17,256)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	18,133,750	18,133,750

Dilutive loss per share was not presented; however, there was no impact because the Company had no common equivalent shares for any of the periods presented that would affect the computation of diluted loss per share.  Furthermore, as the Company has losses for the periods ended December 31, 2011 and 2010, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculation.

NOTE 8 - SUBSEQUENT EVENTS

On February 8, 2012 a related party loaned $3,500 to the Company. The note is due in twenty-four months and bears interest at 8% per annum.

The Company has evaluated subsequent events from the balance sheet date and has concluded that no additional recognized or nonrecognized subsequent events have occurred since December 31, 2011.