Form 10-Q
period 2012-06-30
JOLLEY MARKETING INC
filed 2012-08-09
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  X . Yes      . No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2012: 18,113,750

JOLLEY MARKETING, INC.

FORM 10-Q

JUNE 30, 2012

INDEX

*Inapplicable items have been omitted

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash	$531	$1,105
Prepaid Expense	-	2,000
Total Current Assets	531	3,105

Total Assets	$531	$3,105

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$7,802	$7,871
Notes payable and accrued interest – related parties	78,983	67,398
Total Current Liabilities	86,785	75,269

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value,
10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value,
600,000,000 shares authorized,
18,113,750 shares issued and
Outstanding	18,114	18,114
Capital in excess of par value	154,181	154,181
Retained Deficit	(258,549)	(244,459)

Total Stockholders' Deficit	(86,254)	(72,164)

Total Liabilities and Stockholders’ Deficit	$531	$3,105

Note: The balance sheet at December 31, 2011 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
REVENUE	$-	$-	$-	$-

OPERATING EXPENSES:
Professional fees	3,594	3,253	11,405	9,773
Other general and administrative	100	194	100	944
Total Operating Expenses	3,694	3,447	11,505	10,717

LOSS BEFORE OTHER INCOME (EXPENSE)	(3,694)	(3,447)	(11,505)	(10,717)

OTHER INCOME (EXPENSE):
Interest expense – related party	(1,345)	(1,025)	(2,585)	(1,937)
Total Other Income (Expense)	(1,345)	(1,025)	(2,585)	(1,937)

LOSS FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES	(5,039)	(4,472)	(14,090)	(12,654)

CURRENT INCOME TAX BENEFIT (EXPENSE)	-	-	-	-

DEFERRED INCOME TAX BENEFIT (EXPENSE)	-	-	-	-
LOSS FROM CONTINUING OPERATIONS	(5,039)	(4,472)	(14,090)	(12,654)

NET LOSS	$(5,039)	$(4,472)	$(14,090)	$(12,654)

BASIC AND DILUTED LOSS PER
COMMON SHARE:
Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	18,113,750	18,113,750	18,113,750	18,113,750

The accompanying notes are an integral part of these unaudited condensed financial statements.

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2012	2011
Cash Flows From Operating Activities:
Net loss	$(14,090)	$(12,654)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in assets and liabilities:
(Increase) decrease in prepaid expense	2,000	-
Increase (decrease) in accrued interest – related party	2,585	1,937
Increase (decrease) in accounts payable	(69)	2,053

Net Cash Used by
Operating Activities	(9,574)	(8,664)

Cash Flows From Investing Activities:	-	-

Net Cash Provided (Used) by
Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable – related party	9,000	8,650

Net Cash Provided (Used) by Financing Activities	9,000	8,650

Net Increase (Decrease) in Cash	(574)	(14)

Cash at Beginning of Period	1,105	414

Cash at End of Period	$531	$400

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the six months ended June 30, 2012:

None

For the six months ended June 30, 2011:

None

The accompanying notes are an integral part of these unaudited condensed financial statements.

JOLLEY MARKETING, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2012 and 2011 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements in the Company’s 2011 annual report on Form 10-K. The results of operations for the periods ended June 30, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the six months ended June 30, 2012, the Company incurred a net loss of $14,090, had negative cash flows from operating activities, had current liabilities in excess of current assets, and had no revenue-generating activities. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - RELATED PARTY TRANSACTIONS

Notes Payable – During 2009, 2010 and 2011, an entity owned by an officer/shareholder of the Company loaned a total of $53,150 to the Company. The notes are due on demand and bear interest at 8% per annum. During the three months ended June 30, 2012 and 2011, the Company accrued interest expense of $1,063 and $1,027, respectively, on the notes.  During the six months ended June 30, 2012 and 2011, the Company accrued interest expense of $2,126 and $1,938, respectively, on the notes.  Total accrued interest is $10,211 and $8,085 at June 30, 2012 and December 31, 2011, respectively.

On August 1, 2011 a minority shareholder loaned $6,000 to the Company. The note is due on demand and bears interest at 8% per annum.  During the three and six months ended June 30, 2012, the Company accrued interest expense of $120 and $240 on the notes, respectively.  Accrued interest is $403 and $163 at June 30, 2012 and December 31, 2011, respectively.

On February 8, 2012 a minority shareholder loaned $3,500 to the Company.  On March 5, 2012, a related party loaned $3,000 to the Company.  On May 2, 2012, a minority shareholder loaned an additional $2,500 to the Company.  These notes are due on demand and bear interest at 8% per annum.  During the three and six months ended June 30, 2012, the Company accrued interest expense of $162 and $219 on the notes, respectively.

Management Compensation - During the three and six month periods ended June 30, 2012 and 2011, the Company paid no compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space.  Officers/stockholders of the Company have allowed the Company to use their offices as a mailing address, as needed, at no cost to the Company.

NOTE 4 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares preferred stock, $0.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at June 30, 2012.

Common Stock - The Company has authorized 600,000,000 shares of common stock, $0.001 par value.  The Company has 18,113,750 common shares issued and outstanding at June 30, 2012 and December 31, 2011.

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

Three Month Periods Ended June 30, 2012 and 2011

Revenue

Our revenues for the three months ended June 30, 2012 and 2011, were $0 and $0, respectively.

Operating Expenses

For the three months ended June 30, 2012, operating expenses were $5,039, consisting of $3,594 in professional fees, interest expense of $1,345, and other general and administrative costs of $100. For the three months ended June 30, 2011, operating expenses were $4,472, consisting of $3,253 in professional fees, interest expense of $1,025 and $194 in other general and administrative expenses.  The Company's interest expense increased during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, due to an increase in the notes payable.

Net Loss

Our net losses for the three months ended June 30, 2012 and 2011 were $5,039 and $4,472, respectively, which resulted in a net loss per share of $0.00 for each period.  The increase in net loss for the three months ended June 30, 2012 as compared to June 30, 2011 is due to an increase in interest expense.

Six Month Periods Ended June 30, 2012 and 2011

Revenue

Our revenues for the six months ended June 30, 2012 and 2011, were $0 and $0, respectively.

Operating Expenses

For the six months ended June 30, 2012, operating expenses were $14,090, consisting of $11,405 in professional fees, interest expense of $2,585, and other general and administrative expenses of $100. For the six months ended June 30, 2011, operating expenses were $12,654, consisting of $9,773 in professional fees, interest expense of $1,937, and $944 in other general and administrative expenses.  The Company's professional fees increased during the six months ended June 30, 2012 as compared to the June 30, 2011 due to an increase in fees paid for XBRL services.  These services were not required in 2011.  Interest expense increased during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, due to an increase in the notes payable.

Net Loss

Our net losses for the six months ended June 30, 2012 and 2011 were $14,090 and $12,654, respectively, which resulted in a net loss per share of $0.00 for each period.  The increase in net loss for the six months ended June 30, 2012 as compared to June 30, 2011 is due to an increase in professional fees and interest expense.

Liquidity and Capital Resources

The Company’s balance sheet as of June 30, 2012, reflects total current assets of $531, consisting of cash.  As of June 30, 2012, our current liabilities were $86,785 which included $7,802 in accounts payable, $68,150 in notes payable to related parties, and $10,833 in interest payable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president and our principal financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rule 13a-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our president and our principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5.  Unregistered Sales of Equity Securities and Use of Proceeds

In May 2012 we issued an unsecured promissory note to a related party for funds advanced to the Company for operating capital.  The principal amount of the note is $2,500 and bears interest at 8% per annum.  The note is due and payable upon demand.  The note was issued without registration under the Securities Act by reason of the exemptions from registration afforded by the provisions of Section 4(2) of the Securities Act.

Item 6. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
10.1	Promissory Note dated May 20, 2012 in the amount of $2,500
31	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

Signature Page Follows

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOLLEY MARKETING, INC.

(Registrant)

Date: August 9, 2012

/s/ Steven L. White

Steven L. White, President

(Chief Executive Officer and

Principal Financial Officer)