Form 10-Q
period 2012-09-30
JOLLEY MARKETING INC
filed 2012-11-07
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2012: 18,113,750

JOLLEY MARKETING, INC.

FORM 10-Q

SEPTEMBER 30, 2012

*Inapplicable items have been omitted

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash	$756	$1,105
Prepaid Expense	394	2,000
Total Current Assets	1,150	3,105

Total Assets	$1,150	$3,105

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$8,305	$7,871
Notes payable and accrued interest – related parties	84,601	67,398
Total Current Liabilities	92,906	75,269

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding

	-	-
Common stock, $0.001 par value, 600,000,000 shares authorized, 18,113,750 shares issued and Outstanding

	18,114	18,114
Capital in excess of par value	154,181	154,181
Retained Deficit	(264,051)	(244,459)

Total Stockholders' Deficit	(91,756)	(72,164)

Total Liabilities and Stockholders’ Deficit	$1,150	$3,105

Note: The balance sheet at December 31, 2011 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUE	$-	$-	$-	$-

OPERATING EXPENSES:
Professional fees	4,083	3,497	15,489	13,270
Other general and administrative	-	-	100	944
Total Operating Expenses	4,083	3,497	15,589	14,214

LOSS BEFORE OTHER INCOME (EXPENSE)	(4,083)	(3,497)	(15,589)	(14,214)

OTHER INCOME (EXPENSE):
Interest expense – related party	(1,418)	(1,105)	(4,003)	(3,042)
Total Other Income (Expense)	(1,418)	(1,105)	(4,003)	(3,042)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
	(5,501)	(4,602)	(19,592)	(17,256)

CURRENT INCOME TAX BENEFIT (EXPENSE)	-	-	-	-

DEFERRED INCOME TAX BENEFIT (EXPENSE)	-	-	-	-
LOSS FROM CONTINUING OPERATIONS	(5,501)	(4,602)	(19,592)	(17,256)

NET LOSS	$(5,501)	$(4,602)	$(19,592)	$(17,256)

BASIC AND DILUTED LOSS PER COMMON SHARE:

Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
	18,113,750	18,113,750	18,113,750	18,113,750

The accompanying notes are an integral part of these unaudited condensed financial statements.

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2012	2011
Cash Flows From Operating Activities:
Net loss	$(19,592)	$(17,256)
Adjustments to reconcile net loss to net cash used by operating activities:

Changes in assets and liabilities:
(Increase) decrease in prepaid expense	1,606	(3,000)
Increase (decrease) in accrued interest – related party	4,003	3,042
Increase (decrease) in accounts payable	434	3,355

Net Cash Used by
Operating Activities	(13,549)	(13,859)

Cash Flows From Investing Activities:	-	-

Net Cash Provided (Used) by
Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable – related party	13,200	14,650

Net Cash Provided (Used) by Financing Activities	13,200	14,650

Net Increase (Decrease) in Cash	(349)	791

Cash at Beginning of Period	1,105	414

Cash at End of Period	$756	$1,205

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the nine months ended September 30, 2012:

None

For the nine months ended September 30, 2011:

None

The accompanying notes are an integral part of these unaudited condensed financial statements.

JOLLEY MARKETING, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2012 and 2011 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements in the Company’s 2011 annual report on Form 10-K. The results of operations for the periods ended September 30, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the nine months ended September 30, 2012, the Company incurred a net loss of $19,592, had negative cash flows from operating activities, had current liabilities in excess of current assets, and had no revenue-generating activities. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - RELATED PARTY TRANSACTIONS

Notes Payable – During 2009, 2010 and 2011, an entity owned by an officer/shareholder of the Company loaned a total of $53,150 to the Company. The notes are due on demand and bear interest at 8% per annum. During the three months ended September 30, 2012 and 2011, the Company accrued interest expense of $1,063 and $1,063, respectively, on the notes.  During the nine months ended September 30, 2012 and 2011, the Company accrued interest expense of $3,189 and $3,001, respectively, on the notes.  Total accrued interest is $11,274 and $8,085 at September 30, 2012 and December 31, 2011, respectively.

On August 1, 2011 a minority shareholder loaned $6,000 to the Company. The note is due on demand and bears interest at 8% per annum.  During the three months ended September 30, 2012 and 2011, the Company accrued interest expense of $120 and $42 on the notes, respectively.  During the nine months ended September 30, 2012 and 2011, the Company accrued interest expense of $360 and $162 on the notes, respectively.  Accrued interest is $523 and $163 at September 30, 2012 and December 31, 2011, respectively.

On February 8, 2012 a minority shareholder loaned $3,500 to the Company.  On March 5, 2012, a related party loaned $3,000 to the Company.  On May 2, 2012, a minority shareholder loaned $2,500 to the Company.  On July 16, 2012, a minority shareholder loaned $1,000 to the Company.  On August 7, 2012, a minority shareholder loaned $3,200 to the Company. These notes are due on demand and bear interest at 8% per annum.  During the three and nine months ended September 30, 2012, the Company accrued interest expense of $235 and $454 on the notes, respectively.

Management Compensation - During the three and nine month periods ended September 30, 2012 and 2011, the Company paid no compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space.  Officers/stockholders of the Company have allowed the Company to use their offices as a mailing address, as needed, at no cost to the Company.

NOTE 4 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares preferred stock, $0.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at September 30, 2012.

Common Stock - The Company has authorized 600,000,000 shares of common stock, $0.001 par value.  The Company has 18,113,750 common shares issued and outstanding at September 30, 2012 and December 31, 2011.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and accounts payable.  The carrying amount of cash and accounts payable approximates fair value because of the short-term nature of these items.

NOTE 6 - SUBSEQUENT EVENTS

On November 1,  2012 the Company took out a promissory note from a majority shareholder in the amount of $1,600.  The note accrues interest at a rate of 8.0% and is due upon demand.  Proceeds from the note will be used to cover operations.

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

Three Month Periods Ended September 30, 2012 and 2011

Revenue

Our revenues for the three months ended September 30, 2012 and 2011, were $0 and $0, respectively.

Operating Expenses

For the three months ended September 30, 2012, operating expenses were $5,501, consisting of $4,083 in professional fees and interest expense of $1,418. For the three months ended September 30, 2011, operating expenses were $4,602, consisting of $3,497 in professional fees, and interest expense of $1,105.  The Company's interest expense increased during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, due to an increase in the notes payable.

Net Loss

Our net losses for the three months ended September 30, 2012 and 2011 were $5,501 and $4,602, respectively, which resulted in a net loss per share of $0.00 for each period.  The increase in net loss for the three months ended September 30, 2012 as compared to September 30, 2011 is due to an increase in interest expense.

Nine Month Periods Ended September 30, 2012 and 2011

Revenue

Our revenues for the nine months ended September 30, 2012 and 2011, were $0 and $0, respectively.

Operating Expenses

For the nine months ended September 30, 2012, operating expenses were $19,592, consisting of $15,489 in professional fees, interest expense of $4,003, and other general and administrative expenses of $100. For the nine months ended September 30, 2011, operating expenses were $17,256, consisting of $13,270 in professional fees, interest expense of $3,042, and $944 in other general and administrative expenses.  The Company's professional fees increased during the nine months ended September 30, 2012 as compared to the September 30, 2011 due to an increase in fees paid for XBRL services.  These services were not required in 2011.  Interest expense increased during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, due to an increase in the notes payable.

Net Loss

Our net losses for the nine months ended September 30, 2012 and 2011 were $19,592 and $17,256, respectively, which resulted in a net loss per share of $0.00 for each period.  The increase in net loss for the nine months ended September 30, 2012 as compared to September 30, 2011 is due to an increase in professional fees and interest expense.

Liquidity and Capital Resources

The Company’s balance sheet as of September 30, 2012, reflects total current assets of $1,150, consisting of cash of $756 and prepaid expense of $394.  As of September 30, 2012, our current liabilities were $92,906 which included $8,305 in accounts payable, $72,350 in notes payable to related parties, and $12,251 in interest payable.

Subsequent to the date of this report, on November 1, 2012, the Company took out promissory notes from a minority shareholder in the amount of $1,600.  The notes accrues interest at a rate of 8.0% and are due upon demand.  Proceeds from the notes will be used to cover operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president, who also serves as our principal financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rule 13a-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our president/PFO concluded that, due to the inherent limitations of having a single officer and director, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president/PFO, as appropriate to allow timely decisions regarding required disclosure, as of the Evaluation Date.

This material weakness relates to the monitoring and review of work performed by our president, who also acts as our principal financial officer, in the preparation of financial statements, footnotes and financial data provided to the Company’s independent registered public accounting firm in connection with the annual audit. All of our financial reporting is carried out by our president/PFO, and we do not have an audit committee. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

Since our Company has no ongoing operations and is, at this time, a “blank check” or “shell” company, as defined in the Securities Act, we are making an effort to mitigate this material weakness to the fullest extent possible. This is done by having our president/PFO review all our financial reporting requirements for reasonableness. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it will be immediately implemented. As soon as our finances allow, we plan to hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our president/PFO

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5.  Other Information

In July and August 2012 we issued unsecured promissory note to minority shareholders for funds advanced to the Company for operating capital.  The principal amount of these notes totaled  $4,200 and bear interest at 8% per annum.  The notes are due and payable upon demand.  The notes were issued without registration under the Securities Act by reason of the exemptions from registration afforded by the provisions of Section 4(2) of the Securities Act.

Subsequent to the date of this report, on November 1, 2012, the Company took out promissory notes from a minority shareholder in the amount of $1,600.  The notes accrues interest at a rate of 8.0% and are due upon demand.  Proceeds from the notes will be used to cover operations.

Item 6. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
10.1	Promissory Note dated July 16, 2012 in the amount of $1,000
10.2	Promissory Note dated August 7, 2012 in the amount of $3,200
10.3	Promissory Note dated November 1, 2012 in the amount of $1,600
31	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

Signature Page Follows

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOLLEY MARKETING, INC.

(Registrant)

Date: November 1, 2012

/s/ Steven L. White

Steven L. White, President

(Chief Executive Officer and

Principal Financial Officer)