Form 10-K
period 2012-12-31
JOLLEY MARKETING INC
filed 2013-03-15
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

No       .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of its most recently completed second fiscal quarter based upon the price at which the common equity was last sold was $0.

At February 23,  2013, there were 18,113,750 shares of the registrant’s Common Stock outstanding.

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

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. Securities, including shares of the Company’s Common Stock, issued by the Company in such a transaction would be “restricted securities” as defined in Rule 144 promulgated by the Securities and Exchange Commission. Under amendments to Rule 144 adopted by the Commission, and which took effect on February 15, 2008, these restricted securities could not be resold under Rule 144 until the following conditions were met: the Company ceased to be a shell company; it remained subject to the Exchange Act reporting obligations; filed all required Exchange Act reports during the preceding 12 months; and at least one year had elapsed from the time the Company filed “Form 10 information” reflecting the fact that it had ceased to be a shell company. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company. The issuance of substantial additional securities and their potential sale into any trading market that may develop in the Company’s securities may have a depressive effect on such market.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over the Counter Bulletin Board (the “OTCBB”) and on the OTCMarkets (formerly the Pink Sheets) under the symbol “JLLM”.  The table below sets forth for the periods indicated the quarterly high and low bid prices as reported by the OTCMarkets.  There was not an active market and no trading volume during fiscal 2012.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2012	First	-	-
	Second	-	-
	Third	-	-
	Fourth	-	-

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2011	First	-	-
	Second	-	-
	Third	-	-
	Fourth	-	-

The Company’s Common Stock is considered to be penny stock under rules promulgated by the Securities and Exchange Commission. Under these rules, broker-dealers participating in transactions in these securities must first deliver a risk disclosure document which describes risks associated with these stocks, broker-dealers’ duties, customers’ rights and remedies, market and other information, and make suitability determinations approving the customers for these stock transactions based on financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing, provide monthly account statements to customers, and obtain specific written consent of each customer. With these restrictions, the likely effect of designation as a penny stock is to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and increase the transaction cost of sales and purchases of these stocks compared to other securities.

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

Holders

At February 23, 2013, the Company had 43 shareholders of record. The number of record holders was determined from the records of the Company’s transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The Company has appointed Action Stock Transfer Corp., 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, UT 84121, to act as its transfer agent for the Common Stock.

Dividends

The Company has not declared or paid any cash dividends on its Common Stock during the two fiscal years ended December 31, 2012, or in any subsequent period. The Company does not anticipate or contemplate paying dividends on its Common Stock in the foreseeable future. The only restrictions that limit the ability to pay dividends on common equity, or that are likely to do so in the future, are those restrictions imposed by law.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2012, we had not adopted any compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

Purchases of Equity Securities

There were no purchases made during the fourth quarter of the fiscal year ended December 31, 2012, by or on behalf of our Company or any affiliated purchaser of shares or other units of any class of our equity securities registered pursuant to Section 12 of the Exchange Act.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes thereto as included with this report.

Years Ended December 31, 2012 and 2011

At December 31, 2012, we had $781 of available cash on hand and had net losses for the years ended December 31, 2012 and 2011 of $25,585 and $24,055, respectively. During the years ended December 31, 2012 and 2011, the revenues were $0 and $0 respectively.

Expenses for the year ended December 31, 2012, consisted of professional fees of $19,246, general and administrative expenses of $850 and interest expense of $5,489. Expenses for the year ended December 31, 2011, consisted of professional fees of $18,036, general and administrative expenses of $1,794 and interest expense of $4,225.  The increase in professional fees for the year ended December 31, 2012 compared to the year ended December 31, 2011, is due to XBRL fees increasing.  The increase in interest expense for the year ended December 31, 2012 as compared to the year ended December 31, 2011, is due to an increase in notes payable.

Liquidity and Capital Resources

At December 31, 2012, we had $781 in available cash on hand and prepaid expense of $787 for total assets of $1,568.  Liabilities consisted of $9,980 in accounts payable, and $89,337 in notes payable and accrued interest to related parties. We had negative net working capital of $97,749 at December 31, 2012.

We anticipate our expenses for the next twelve months will be approximately $25,000. At the present time management does not believe the Company has sufficient working capital to meet its needs for the year ending December 31, 2013. Therefore, management will seek financing through loans or sale of common stock. Management anticipates that it may rely on advances from our president, or shareholders, to meet the Company’s short-term cash needs. However, the Company has no agreements to that effect.

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

Off-Balance Sheet Arrangements

During the years ended December 31, 2012 and 2011, we did not engage in any off-balance sheet arrangements.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our president, who also serves as our principal financial officer, has carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”).  Based on this evaluation, our President/PFO has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. A discussion of the material weaknesses in our disclosure controls and procedures is set forth below.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2012.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter ended December 31, 2012, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The Company did not fail to file any information required to be filed in a report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2012.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

The following table sets forth the name and age of, and position or positions held by, our sole executive officer and director

Name	Age	Position(s)	Director Since	Employment Background and Directorships
Steven L. White	58	Director, President, Chief Executive Officer, Secretary and Treasurer	August 2007

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

Mr. White, during the previous five years, has been a Director of Jolley Marketing, Inc., Millstream Ventures, Inc., and United Restaurant Management, Inc.

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

Directors are elected to hold office until the next annual meeting of shareholders and until their successors are elected and qualified. Annual meetings of the stockholders, for the selection of directors to succeed those whose terms expire, are to be held at such time each year as designated by the Board of Directors. Officers of the Company are elected by the Board of Directors, which is required to consider that subject at its first meeting after every annual meeting of stockholders. Each officer holds his office until his successor is elected and qualified or until his earlier resignation or removal. There are no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director.

Involvement in Certain Legal Proceedings

Except as disclosed above, during the past ten years there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of our directors or executive officers, and none of our officers or directors has been involved in any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity, any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws or regulations, and any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than 10% of our outstanding Common Stock to file with the Securities and Exchange Commission initial reports of ownership and changes in ownership of our Common Stock.  Such individuals are also required to furnish us with copies of all such ownership reports they file.  During the fiscal year ended December 31, 2012, no director, officer, or beneficial owner of more than 10% of our Common Stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act.

Code of Ethics

The Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, because it has not commenced any material business operations.

Overview of Director Nominating Process

The Board of Directors does not have a standing nominating committee or committee performing similar functions. The Board of Directors also does not currently have a policy for the qualification, identification, evaluation or consideration of director candidates. The Board of Directors does not believe that a defined policy with regard to the qualification, identification, evaluation or consideration of candidates recommended by stockholders is necessary at this time due to the lack of operations and the fact that we have not received any stockholder recommendations in the past. Director nominees are considered solely by our current sole director. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

Steven L. White has served as our chief executive officer since August 2007. Neither Mr. White nor any other person received compensation from us during the years ended December 31, 2012 or 2011, which would be reportable pursuant to this item.

Equity Awards

Neither Mr. White nor any other person held any unexercised options, stock that had not vested, or equity incentive plan awards at December 31, 2012.

Director Compensation

No compensation was paid to or earned by any director during the year ended December 31, 2012.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners of More than Five Percent, Directors, and Management

The following table sets forth certain information from reports filed by the named parties, or furnished by current management, concerning the ownership of our Common Stock as of February 23, 2013, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our Common Stock; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group:

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

(2) Applicable percentages are based on 18,113,750 shares of our Common Stock outstanding on February 23, 2013.

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

Equity Compensation Plan Information

As of December 31, 2012, the Company had not adopted any compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Steven L. White, our sole officer and director, provides office space at no cost to us. This arrangement is not evidenced by a written agreement. The arrangement may be terminated at any time by Mr. White.

During 2009, 2010 and 2011, the Company received a total of $53,150 in loans from an entity owned by Steven L. White its sole officer and director. The loans are due on demand and bear interest at 8% per annum.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid

Child, Van Wagoner & Bradshaw, PLLC served as our independent registered public accounting firm for the fiscal year ended December 31, 2011 and from January 1, 2012 to July 31, 2012. On or about August 1, 2012, Child, Van Wagoner & Bradshaw, PLLC (“CVB”) ceased its accounting practice for SEC reporting companies.  At or about the same time Anderson Bradshaw PLLC (“Anderson Bradshaw”) was established as a successor firm to CVB to continue performing audits for SEC reporting companies.  As Anderson Bradshaw is viewed as a separate legal entity, the Company dismissed CVB as its principal accountant and engaged Anderson Bradshaw, as the Company's principal accountant for the Company's fiscal year ending December 31, 2012 and the interim periods for 2012.  The decision to change principal accountants was approved by the Company's Board of Directors.  The following fees were paid to our independent registered public accounting firm for services rendered during our last two fiscal years:

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2012 and 2011 were $7,150 and $9,500, respectively to Child, Van Wagoner & Bradshaw, PLLC and $3,300 to Anderson Bradshaw PLLC for the fiscal year ended December 31, 2012.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the fiscal years ended December 31, 2012 and 2011.

Tax Fees

There were no fees billed for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning in the fiscal years ended December 31, 2012 and 2011.

All Other Fees

There were no other fees billed for products or services provided by the principal accountants, other than those previously reported above, for the fiscal years ended December 31, 2012 and 2011.

Non-Audit Services

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2012 and 2011

Statements of Operations for the years ended December 31, 2012 and 2011

Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2012 and 2011

Statements of Cash Flows for the years ended December 31, 2012 and 2011

Notes to Financial Statements

Exhibits

The following exhibits are included with this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here- with
3.1	Amended Articles of Incorporation effective July 11, 2011	10-K	000-53500	3.1	3/26/12
3.2	Bylaws	10	000-53500	3.2	11/18/08
4.1	Form of Common Stock Certificate	10	000-53500	4.1	11/18/08
4.2	Form of Registration Rights Agreement for Stockholders from Private Offering Completed August 6, 2008, with schedule of investors	10	000-53500	4.2	11/18/08
4.3	Form of Registration Rights Agreement for Other Stockholders, with schedule of investors	10	000-53500	4.3	11/18/08
10.1	Registration Rights Agreement dated August 1, 2008, with Steven L. White (included in Exhibit 4.2)	10	000-53500	10.1	11/18/08
10.2	Promissory Note dated April 16, 2009 in the amount of $6,000 payable to Lorikeet, Inc.	10-Q	000-53500	10.1	8/12/10
10.3	Promissory Note dated May 4, 2009 in the amount of $5,000 payable to Lorikeet, Inc.	10-Q	000-53500	10.2	8/12/10
10.4	Promissory Note dated June 12, 2009 in the amount of $5,000 payable to Lorikeet, Inc.	10-Q	000-53500	10.3	8/12/10
10.5	Promissory Note dated July 20, 2009 in the amount of $2,500 payable to Lorikeet, Inc.	10-Q	000-53500	10.4	8/12/10
10.6	Promissory Note dated September 3, 2009 in the amount of $2,000 payable to Lorikeet, Inc.	10-Q	000-53500	10.5	8/12/10

10.7	Promissory Note dated September 28, 2009 in the amount of $500 payable to Lorikeet, Inc.	10-Q	000-53500	10.6	8/12/10
10.8	Promissory Note dated November 9, 2009 in the amount of $3,600 payable to Lorikeet, Inc.	10-Q	000-53500	10.7	8/12/10
10.9	Promissory Note dated November 16, 2009 in the amount of $3,900 payable to Lorikeet, Inc.	10-Q	000-53500	10.8	8/12/10
10.10	Promissory Note dated December 22, 2009 in the amount of $2,500 payable to Lorikeet, Inc.	10-Q	000-53500	10.9	8/12/10
10.11	Promissory Note dated March 29, 2010 in the amount of $4,500 payable to Lorikeet, Inc.	10-Q	000-53500	10.10	8/12/10
10.12	Promissory Note dated July 12, 2010 in the amount of $5,000 payable to Lorikeet, Inc.	10-Q	000-53500	10.11	8/12/10
10.13	Promissory Note dated September 24, 2010 in the amount of $1,000 payable to Lorikeet, Inc.	10-Q	000-53500	10.1	10/19/10
10.14	Promissory Note dated December 27, 2010 in the amount of $3,000 payable to Lorkeet, Inc.	10-K	000-53500	10.14	3/31/11
10.15	Promissory Note dated March 4, 2011 in the amount of $3,650 payable to Lorikeet, Inc.	10-K	000-53500	10.6	3/26/12
10.16	Promissory Note dated May 2, 2011 in the amount of $5,000 payable to Lorikeet, Inc.	10-K	000-53500	10.7	3/26/12
10.17	Promissory Note dated August 1, 2011, in the amount of $6,000 payable to Dassity, Inc.	10-Q	000-53500	99.1	10/31/11
10.18	Promissory Note dated February 8, 2012, in the amount of $3,500 payable to McKinley Enterprise Inc. Profit Sharing Plan Inc.					X
10.19	Promissory Note dated March 5, 2012, in the amount of $3,000 payable to Jackie O’Reilly					X
10.20	Promissory Note dated May 2, 2012, in the amount of $2,500 payable to Dassity, Inc.	10-Q	000-53500	10.1	8/9/12
10.21	Promissory Note dated July 16, 2012, in the amount of $1,000 payable to McKinley Enterprise Inc. Profit Sharing Plan Inc.	10-Q	000-53500	10.1	11/7/12
10.22	Promissory Note dated August 7, 2012, in the amount of $3,800 payable to Dassity, Inc. Profit Sharing Plan	10-Q	000-53500	10.2	11/7/12
10.23	Promissory Note dated November 1, 2012, in the amount of $1,600 payable to McKinley Enterprise Inc. Profit Sharing Plan Inc.	10-Q	000-53500	10.3	11/7/12
10.24	Promissory Note dated November 13, 2012, in the amount of $1,650, payable to Dassity Inc. Profit Sharing Plan					X
16.1	Letter from CVB dated August 7, 2012 Regarding Change in Certifying Accountant	8-K	000-53500	16.1	8/13/12
31.1	Rule 13a-14(a) Certification by Principal Executive and Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive and Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

[SIGNATURE PAGE FOLLOWS]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jolley Marketing, Inc.

Date: February 28, 2013

By: /s/ Steven L. White

Steven L. White, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: February 28, 2013

/s/ Steven L. White

Steven L. White, Director and President (Principal Executive, Financial, and Accounting Officer)

JOLLEY MARKETING, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

JOLLEY MARKETING, INC.

Russell E. Anderson, CPA Russ Bradshaw, CPA William R. Denney, CPA Sandra Chen, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

Jolley Marketing, Inc.

We have audited the accompanying balance sheets of Jolley Marketing, Inc. as of December 31, 2012 and 2011, and the related statements of operations, changes in stockholders’ (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jolley Marketing, Inc. as of December 31, 2012 and 2011, and the results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anderson Bradshaw PLLC

Salt Lake City, Utah

February 26, 2013

5296 S. Commerce Dr.

Suite 300

Salt Lake City, Utah

84107

USA

(T) 801.281.4700

(F) 801.281.4701

Suite A, 5/F

Max Share Centre

373 King’s Road

North Point

Hong Kong

(T) 852.21.555.333

(F) 852.21.165.222

www.abcpas.net

JOLLEY MARKETING, INC.

BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2012	2011
CURRENT ASSETS:
Cash	$781	$1,105
Prepaid expense	787	2,000
Total Current Assets	1,568	3,105

Total Assets	$1,568	$3,105

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$9,980	$7,871
Notes payable and accrued interest – related party	89,337	67,398
Total Current Liabilities	99,317	75,269

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding

	-	-
Common stock, $0.001 par value, 600,000,000 shares authorized, 18,113,750 shares issued and outstanding

	18,114	18,114
Capital in excess of par value	154,181	154,181
Retained Deficit	(270,044)	(244,459)

Total Stockholders’ Deficit	(97,749)	(72,164)

Total Liabilities and Stockholders’ Deficit	$1,568	$3,105

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

STATEMENTS OF OPERATIONS

	For the year	For the year
	Ended	Ended
	December 31,	December 31,
	2012	2011

REVENUE	$-	$-

OPERATING EXPENSES:
Professional fees	19,246	18,036
Other general and administrative	850	1,794
Total Operating Expenses	20,096	19,830

LOSS BEFORE OTHER INCOME (EXPENSE)	(20,096)	(19,830)

OTHER INCOME (EXPENSE):
Interest expense – related party	(5,489)	(4,225)
Total Other Income (Expense)	(5,489)	(4,225)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
	(25,585)	(24,055)

CURRENT INCOME TAX BENEFIT (EXPENSE)	-	-

DEFERRED INCOME TAX BENEFIT (EXPENSE)	-	-

NET LOSS	$(25,585)	$(24,055)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Net loss per common share	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	18,113,750	18,113,750

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Preferred Stock		Common Stock		Capital in Excess of Par	Retained	Total
	Shares	Amount	Shares	Amount	Value	Deficit	Deficit

BALANCE, December 31, 2010	-	$-	18,113,750	$18,114	$154,181	$(220,404)	$(48,109)

NET LOSS	-	-	-	-	-	(24,055)	(24,055)

BALANCE, December 31, 2011	-	-	18,113,750	18,114	154,181	(244,459)	(72,164)

NET LOSS	-	-	-	-	-	(25,585)	(25,585)

BALANCE, December 31, 2012	-	$-	18,113,750	$18,114	$154,181	$(270,044)	$(97,749)

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

STATEMENTS OF CASH FLOWS

	For the year	For the year
	Ended	Ended
	December 31,	December 31,
	2012	2011

Cash Flows From Operating Activities:
Net loss	$(25,585)	$(24,055)
Adjustments to reconcile net loss to net cash used by operating activities:

Changes in assets and liabilities:
(Increase) decrease in prepaid expense	1,213	(2,000)
Increase (decrease) in accounts payable	2,109	7,871
Increase in accrued interest – related party	5,489	4,225

Net cash used by
operating activities	(16,774)	(13,959)

Cash Flows From Investing Activities:
Net cash provided by investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable – related party	16,450	14,650

Net cash provided by financing activities	16,450	14,650

Net Increase (Decrease) in Cash	(324)	691

Cash at Beginning of Period	1,105	414

Cash at End of Period	$781	$1,105

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:
For the year ended December 31, 2012:
None
For the year ended December 31, 2011:
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

Impairment of Long-Lived Assets - The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value of assets to be used and fair value less disposal cost for assets to be disposed of) is expected to be less than the carrying value.  Triggering events, which signal further analysis, consist of a significant decrease in the asset's market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued loss associated with assets used to generate revenue.  The Company has no long-lived assets as of December 31, 2012 and 2011.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the year ended December 31, 2012, the Company incurred a net loss of $25,585, had negative cash flows, and has no operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - RELATED PARTY TRANSACTIONS

Notes Payable – During 2009, 2010 and 2011 an entity owned by an officer/shareholder of the Company loaned a total of $53,150 to the Company.  The notes are due on demand and bear interest at 8% per annum.  For the years ended December 31, 2012 and 2011, the Company accrued interest expense of $4,252 and $4,064, respectively, on the notes.

On August 1, 2011 a minority shareholder loaned $6,000 to the Company. The note is due in twenty four months and bears interest at 8% per annum.  For the year ended December 31, 2012 and 2011, the Company accrued interest expense of $480 and $161, respectively on the note.

On February 8, 2012 a minority shareholder loaned $3,500 to the Company.  On March 5, 2012, a related party loaned $3,000 to the Company.  On May 2, 2012, a minority shareholder loaned $2,500 to the Company.  On July 16, 2012, a minority shareholder loaned $1,000 to the Company.  On August 7, 2012, a minority shareholder loaned $3,200 to the Company. On November 1, 2012 a minority shareholder loaned $1,600 to the Company. On November 13, 2012, a minority shareholder loaned $1,650 to the Company. These notes are due on demand and bear interest at 8% per annum.  For the year ended December 31, 2012 the Company accrued interest expense of $757 on these notes.

Management Compensation - During the years ended December 31, 2012 and 2011, the Company paid no compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space.  Officers/stockholders of the Company have allowed the Company to use their offices as a mailing address, as needed, at no cost to the Company.

NOTE 4 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at December 31, 2012 and 2011.

Common Stock - The Company has authorized 600,000,000 shares of common stock, $0.001 par value.  The Company has 18,113,750 common shares issued and outstanding at December 31, 2012 and 2011.

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.”  This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

The Company has available at December 31, 2012, net operating loss carryforwards of approximately $142,500 which may be applied against future taxable income and which expire in 2029 through 2032.  If there are substantial changes in the Company’s ownership, there may be an annual limitation on the amount of net operating loss carryforwards which can be utilized.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to the net deferred tax assets and, therefore, no deferred tax assets have been recognized.  The net deferred tax assets are approximately $21,380 and $18,360 as of December 31, 2012 and 2011, respectively, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the year ended December 31, 2012 is approximately $3,020.

The Company adopted the provisions of ASC 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits.  The Company has no tax positions at December 31, 2012 and 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the period ended December 31, 2012 and 2011, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2012 and 2011.

NOTE 6 - Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and accounts payable.  The carrying amount of cash and accounts payable approximates fair value because of the short-term nature of these items.

NOTE 7 - Loss per Share

The following data shows the amounts used in computing loss per share for the periods presented:

	For the years ended December 31,
	2012	2011
Loss available to common
Stockholders (numerator)	$(25,585)	$(24,055)

Weighted average number of common
shares outstanding during the period
used in loss per share (denominator)	18,113,750	18,113,750

Dilutive loss per share was not presented; however, there was no impact because the Company had no common equivalent shares for any of the periods presented that would affect the computation of diluted loss per share.  Furthermore, as the Company has losses for the periods ended December 31, 2012 and 2011, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculation.

NOTE 8 - SUBSEQUENT EVENTS

On February 4, 2013 a related party loaned $6,000 to the Company. The note is due in twenty-four months and bears interest at 8% per annum.

The Company has evaluated subsequent events from the balance sheet date and has concluded that no additional recognized or nonrecognized subsequent events have occurred since December 31, 2012.