Form 10-Q/A
period 2013-03-31
JOLLEY MARKETING INC
filed 2013-05-24
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Explanatory Note

The sole purpose of this Amendment No. 1 to Jolley Marketing, Inc.'s Quarterly Report on Form 10-Q (the "Form 10-Q") for the period ended March 31, 2013, as filed with the Securities and Exchange Commission on May 7, 2013, is to include Exhibits 10.1 and 10.2 which were omitted from the original filing of the Form 10-Q.

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6. Exhibits

Copies of the following documents are included as exhibits to this amended report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
10.1	Promissory Note dated February 4, 2013 in the amount of $6,000
10.2	Promissory Note dated March 14, 2013 in the amount of $2,850

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

JOLLEY MARKETING, INC.

(Registrant)

Date: May 23, 2013

/s/ Steven L. White

Chief Executive Officer

Chief Financial Officer

4