Form 10-Q
period 2013-06-30
JOLLEY MARKETING INC
filed 2013-08-07
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 15, 2013: 18,113,750

JOLLEY MARKETING, INC.

FORM 10-Q

JUNE 30, 2013

INDEX

*Inapplicable items have been omitted

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS:
Cash	$403	$781
Prepaid Expense	-	787
Total Current Assets	403	1,568

Total Assets	$403	$1,568

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$6,705	$9,980
Notes payable and accrued interest – related parties	107,236	89,337
Total Current Liabilities	113,941	99,317

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding

	-	-
Common stock, $0.001 par value, 600,000,000 shares authorized, 18,113,750 shares issued and Outstanding

	18,114	18,114
Capital in excess of par value	154,181	154,181
Retained Deficit	(285,833)	(270,044)

Total Stockholders' Deficit	(113,538)	(97,749)

Total Liabilities and Stockholders’ Deficit	$403	$1,568

The accompanying notes are an integral part of these unaudited condensed financial statements.

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
REVENUE	$-	$-	$-	$-

OPERATING EXPENSES:
Professional fees	3,886	3,594	12,340	11,405
Other general and administrative	100	100	100	100
Total Operating Expenses	3,986	3,694	12,440	11,505

LOSS BEFORE OTHER INCOME (EXPENSE)	(3,986)	(3,694)	(12,440)	(11,505)

OTHER INCOME (EXPENSE):
Interest expense – related party	(1,754)	(1,345)	(3,349)	(2,585)
Total Other Income (Expense)	(1,754)	(1,345)	(3,349)	(2,585)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
	(5,740)	(5,039)	(15,789)	(14,090)

CURRENT INCOME TAX BENEFIT (EXPENSE)	-	-	-	-

DEFERRED INCOME TAX BENEFIT (EXPENSE)	-	-	-	-

NET LOSS	$(5,740)	$(5,039)	$(15,789)	$(14,090)

BASIC AND DILUTED LOSS PER COMMON SHARE:

Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
	18,113,750	18,113,750	18,113,750	18,113,750

The accompanying notes are an integral part of these unaudited condensed financial statements.

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(15,789)	$(14,090)
Adjustments to reconcile net loss to net cash used by operating activities:

Changes in assets and liabilities:
(Increase) decrease in prepaid expense	787	2,000
Increase (decrease) in accrued interest – related party	3,349	2,585
Increase (decrease) in accounts payable	(3,275)	(69)

Net Cash Used by
Operating Activities	(14,928)	(9,574)

Cash Flows From Investing Activities:

Net Cash Provided by
Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable – related party	14,550	9,000

Net Cash Provided by Financing Activities	14,550	9,000

Net Increase (Decrease) in Cash	(378)	(574)

Cash at Beginning of Period	781	1,105

Cash at End of Period	$403	$531

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the six months ended June 30, 2013:

None

For the six months ended June 30, 2012:

None

The accompanying notes are an integral part of these unaudited condensed financial statements.

JOLLEY MARKETING, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2013 and 2012 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements in the Company’s 2012 annual report on Form 10-K. The results of operations for the periods ended June 30, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the six months ended June 30, 2013, the Company incurred a net loss of $15,789, had negative cash flows from operating activities, had current liabilities in excess of current assets, and had no revenue-generating activities. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - RELATED PARTY TRANSACTIONS

Notes Payable – During 2009, 2010 and 2011, an entity owned by an officer/shareholder of the Company loaned a total of $53,150 to the Company. The notes are due on demand and bear interest at 8% per annum. During the three months ended June 30, 2013 and 2012, the Company accrued interest expense of $1,063 and $1,063, respectively, on the notes.  During the six months ended June 30, 2013 and 2012, the Company accrued interest expense of $2,126 and $2,126, respectively, on the notes.  Total accrued interest is $14,463 and $12,337 at June 30, 2013 and December 31, 2012, respectively.

On August 1, 2011 a minority shareholder loaned $6,000 to the Company. The note is due on demand and bears interest at 8% per annum.  During the three months ended June 30, 2013 and 2012, the Company accrued interest expense of $120 and $120 on the notes, respectively.  During the six months ended June 30, 2013 and 2012, the Company accrued interest expense of $240 and $240 on the notes, respectively.  Accrued interest is $642 and $882 at June 30, 2013 and December 31, 2012, respectively.

On February 8, 2012 a minority shareholder loaned $3,500 to the Company.  On March 5, 2012, a related party loaned an additional $3,000 to the Company.  On May 2, 2012, a minority shareholder loaned $2,500 to the Company.  On July 16, 2012, a minority shareholder loaned $1,000 to the Company.  On August 7, 2012, a minority shareholder loaned $3,200 to the Company. On November 1, 2012 a minority shareholder loaned $1,600 to the Company. On November 13, 2012, a minority shareholder loaned $1,650 to the Company. On February 4, 2013, a minority shareholder loaned $6,000 to the Company.  On March 14, 2013, a minority shareholder loaned $2,850 to the Company.  On May 9, 2013 a minority shareholder loaned $5,700 to the Company.  These notes are due on demand and bear interest at 8% per annum.  During the three months ended June 30, 2013 and 2012, the Company recorded interest expense of $571 and $162 on these notes.  During the six months ended June 30, 2013 and 2012, the Company recorded interest expense of $983 and $219 on these notes.  Total accrued interest is $1,740 and $757 on these notes at June 30, 2013 and December 31, 2012, respectively.

Management Compensation - During the three and six month periods ended June 30, 2013 and 2012, the Company paid no compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space.  Officers/stockholders of the Company have allowed the Company to use their offices as a mailing address, as needed, at no cost to the Company.

NOTE 4 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares preferred stock, $0.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at June 30, 2013 and December 31, 2012.

Common Stock - The Company has authorized 600,000,000 shares of common stock, $0.001 par value.  The Company has 18,113,750 common shares issued and outstanding at June 30, 2013 and December 31, 2012.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and accounts payable.  The carrying amount of cash and accounts payable approximates fair value because of the short-term nature of these items.

NOTE 6 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Loss available to common
Stockholders (numerator)	$(5,740)	$(5,039)	$(15,789)	$(14,090)

Weighted average number of common
shares outstanding during the period
used in loss per share (denominator)	18,113,750	18,113,750	18,113,750	18,113,750

Dilutive loss per share was not presented; however, there was no impact because the Company had no common equivalent shares for any of the periods presented that would affect the computation of diluted loss per share.  Furthermore, as the Company has losses for the periods ended June 30, 2013 and 2012, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculation.

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

Three Month Periods Ended June 30, 2013 and 2012

Revenue

Our revenues for the three months ended June 30, 2013 and 2012, were $0 and $0, respectively.

Operating Expenses

For the three months ended June 30, 2013, operating expenses were $5,740, consisting of $3,886 in professional fees, interest expense of $1,754, and other general and administrative costs of $100. For the three months ended June 30, 2012, operating expenses were $5,039, consisting of $3,594 in professional fees, interest expense of $1,345, and other general and administrative costs of $100.  The Company's interest expense increased during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, due to an increase in the notes payable.

Net Loss

Our net losses for the three months ended June 30, 2013 and 2012 were $5,740 and $5,039, respectively, which resulted in a net loss per share of $0.00 for each period.  The increase in net loss for the three months ended June 30, 2013 as compared to June 30, 2012 is due to an increase in interest expense.

Six Month Periods Ended June 30, 2013 and 2012

Revenue

Our revenues for the six months ended June 30, 2013 and 2012, were $0 and $0, respectively.

Operating Expenses

For the six months ended June 30, 2013, operating expenses were $15,789, consisting of $12,340 in professional fees, interest expense of $3,349, and other general and administrative expenses of $100.  For the six months ended June 30, 2012, operating expenses were $14,090, consisting of $11,405 in professional fees, interest expense of $2,585, and other general and administrative expenses of $100. The Company's professional fees increased during the six months ended June 30, 2013 as compared to the June 30, 2012 due to an increase in fees paid for XBRL services and an increase in interest expense due to an increase in the notes payable.

Net Loss

Our net losses for the six months ended June 30, 2013 and 2012 were $15,789 and $14,090, respectively, which resulted in a net loss per share of $0.00 for each period.  The increase in net loss for the six months ended June 30, 2013 as compared to June 30, 2012 is due to an increase in professional fees and interest expense.

Liquidity and Capital Resources

The Company’s balance sheet as of June 30, 2013, reflects total current assets of $403, consisting of cash.  As of June 30, 2013, our current liabilities were $113,941 which included $6,705 in accounts payable, $90,150 in notes payable to related parties, and $17,086 in interest payable.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5.  Other Items

In May 2013 we issued an unsecured promissory note to a related party for funds advanced to the Company for operating capital.  The principal amount of the note is $5,700 and bears interest at 8% per annum.  The note is due and payable upon demand.  The note was issued without registration under the Securities Act by reason of the exemptions from registration afforded by the provisions of Section 4(a)(2) of the Securities Act.

Item 6. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
10.1	Promissory Note dated May 9, 2013 in the amount of $5,700
31	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

Signature Page Follows

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOLLEY MARKETING, INC.

 (Registrant)

Date: August 1, 2013

/s/ Steven L. White

Steven L. White, President

(Chief Executive Officer and

Principal Financial Officer)