Form 10-Q/A
period 2013-06-30
JOLLEY MARKETING INC
filed 2013-09-18
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Explanatory Note

The sole purpose of this Amendment No. 1 to Jolley Marketing, Inc.'s Quarterly Report on Form 10-Q (the "Form 10-Q") for the period ended June 30, 2013, as filed with the Securities and Exchange Commission on August 7, 2013, is to include Exhibit 10.1 which was omitted from the original filing of the Form 10-Q.

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

JOLLEY MARKETING, INC.

(Registrant)

Date: September 17, 2013

/s/ Steven L. White

Steven L. White, President

Chief Executive Officer

Chief Financial Officer

4