Form 10-K
period 2013-12-31
JOLLEY MARKETING INC
filed 2014-03-17
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  Yes      . No  X .

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

At March 14,  2014, there were 18,113,750 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Table of Contents

PART I

4

ITEM 1.  BUSINESS

4

ITEM 1A.  RISK FACTORS

8

ITEM 1B.  UNRESOLVED STAFF COMMENTS

8

ITEM 2.  PROPERTIES

8

ITEM 3.  LEGAL PROCEEDINGS

8

ITEM 4.  MINE SAFETY DISCLOSURES

8

PART II

9

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

9

ITEM 6.  SELECTED FINANCIAL DATA

10

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

10

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

11

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

11

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

11

ITEM 9A.  CONTROLS AND PROCEDURES

11

ITEM 9B. OTHER INFORMATION

12

PART III

13

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

13

ITEM 11.  EXECUTIVE COMPENSATION

14

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

15

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

16

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

16

PART IV

17

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

17

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

From March 2005 through February 2006 we issued 750,000 post reverse split shares for $15,000 to generate operating capital for the Company.

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

On August 30, 2007, we issued 15,000,000 shares to Steven L. White for $15,000 in a transaction which changed the control of our Company from Mr. Jolley to Mr. White. In connection with the stock purchase, Mr. White assumed management of our Company and became the sole officer and director. The purpose of this change of control was to alter the business of the Company and permit us to seek potential operating target companies to acquire, or to be acquired by, in order to generate material business operations.

In August 2008 we completed a non-public offering of our common stock in which we issued 1,200,000 shares at $0.025 per share for gross proceeds of $30,000. The net proceeds of this offering have been allocated and used for our operating costs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over the Counter Bulletin Board (the “OTCBB”) and on the OTCMarkets (formerly the Pink Sheets) under the symbol “JLLM”.  The table below sets forth for the periods indicated the quarterly high and low bid prices as reported by the OTCMarkets.  There was not an active market and no trading volume during fiscal 2013 and 2012.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2013	First	-	-
	Second	-	-
	Third	-	-
	Fourth	-	-

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2012	First	-	-
	Second	-	-
	Third	-	-
	Fourth	-	-

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

Holders

At March 14, 2013, the Company had 43 shareholders of record. The number of record holders was determined from the records of the Company’s transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The Company has appointed Action Stock Transfer Corp., 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, UT 84121, to act as its transfer agent for the Common Stock.

Dividends

The Company has not declared or paid any cash dividends on its Common Stock during the two fiscal years ended December 31, 2013, or in any subsequent period. The Company does not anticipate or contemplate paying dividends on its Common Stock in the foreseeable future. The only restrictions that limit the ability to pay dividends on common equity, or that are likely to do so in the future, are those restrictions imposed by law.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2013, we had not adopted any compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

Purchases of Equity Securities

There were no purchases made during the fourth quarter of the fiscal year ended December 31, 2013, by or on behalf of our Company or any affiliated purchaser of shares or other units of any class of our equity securities registered pursuant to Section 12 of the Exchange Act.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes thereto as included with this report.

Years Ended December 31, 2013 and 2012

At December 31, 2013, we had $374 of available cash on hand and had net losses for the years ended December 31, 2013 and 2012 of $27,282 and $25,585, respectively. During the years ended December 31, 2013 and 2012, the revenues were $0 and $0 respectively.

Expenses for the year ended December 31, 2013, consisted of professional fees of $19,445, general and administrative expenses of $675 and interest expense of $7,162. Expenses for the year ended December 31, 2012, consisted of professional fees of $19,246, general and administrative expenses of $850 and interest expense of $5,489.  The increase in interest expense for the year ended December 31, 2013 as compared to the year ended December 31, 2012, is due to an increase in notes payable.

Liquidity and Capital Resources

At December 31, 2013, we had total assets of $374, consisting of cash on hand.  Liabilities consisted of $8,083 in accounts payable, and $117,322 in notes payable and accrued interest to related parties. We had negative net working capital of $125,031 at December 31, 2013.

We anticipate our expenses for the next twelve months will be approximately $25,000. At the present time management does not believe the Company has sufficient working capital to meet its needs for the year ending December 31, 2014. Therefore, management will seek financing through loans or sale of common stock. Management anticipates that it may rely on advances from our president, or shareholders, to meet the Company’s short-term cash needs. However, the Company has no agreements to that effect.

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

Off-Balance Sheet Arrangements

During the years ended December 31, 2013 and 2012, we did not engage in any off-balance sheet arrangements.

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

Our management, with the participation of the CEO/PFO, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2013.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter ended December 31, 2013, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On November 7, 2013 we issued an unsecured promissory note to a related party for funds advanced to the Company for operating capital. The principal amount of the note is $9,300 and bears interest at 8% per annum.  The note is due and payable upon demand. The note was issued without registration under the Securities Act by reason of the exemptions from registration afforded by the provisions of Section 4(a)(2) of the Securities Act.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

The following table sets forth the name and age of, and position or positions held by, our sole executive officer and director

Name	Age	Position(s)	Director Since	Employment Background and Directorships
Steven L. White	59	Director, President, Chief Executive Officer, Secretary and Treasurer	August 2007

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

Mr. White, during the previous five years, has been a Director of Jolley Marketing, Inc., Millstream Ventures, Inc. (now American Sands Energy Corp.), and United Restaurant Management, Inc.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

Steven L. White has served as our chief executive officer since August 2007. Neither Mr. White nor any other person received compensation from us during the years ended December 31, 2013 or 2012, which would be reportable pursuant to this item.

Equity Awards

Neither Mr. White nor any other person held any unexercised options, stock that had not vested, or equity incentive plan awards at December 31, 2013.

Director Compensation

No compensation was paid to or earned by any director during the year ended December 31, 2013.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners of More than Five Percent, Directors, and Management

The following table sets forth certain information from reports filed by the named parties, or furnished by current management, concerning the ownership of our Common Stock as of March 14, 2014, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our Common Stock; (ii) all directors and named executive officers; and (iii) our directors, named executive officers, and executive officers as a group:

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

(2) Applicable percentages are based on 18,113,750 shares of our Common Stock outstanding on March 14, 2014.

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

Equity Compensation Plan Information

As of December 31, 2013, the Company had not adopted any compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

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

On August 1, 2011 a minority shareholder loaned $6,000 to the Company. The note is due in twenty four months and bears interest at 8% per annum.  This note was paid in full in 2013.   For the year ended December 31, 2013 and 2012, the Company accrued interest expense of $0 and $480, respectively on the note.

On February 8, 2012 a minority shareholder loaned $3,500 to the Company.  On March 5, 2012, a related party loaned $3,000 to the Company.  On May 2, 2012, a minority shareholder loaned $2,500 to the Company.  This note was paid in full in 2013.  On July 16, 2012, a minority shareholder loaned $1,000 to the Company.  On August 7, 2012, a minority shareholder loaned $3,200 to the Company. This note was paid in full in 2013.  On November 1, 2012 a minority shareholder loaned $1,600 to the Company. On November 13, 2012, a minority shareholder loaned $1,650 to the Company.  This note was paid in full in 2013.  On February 4, 2013, a minority shareholder loaned $6,000 to the Company.  On March 14, 2013, a minority shareholder loaned $2,850 to the Company.  On May 9, 2013 a minority shareholder loaned $5,700 to the Company.  On August 6, 2013 a minority shareholder loaned $12,000 to the Company. On November 7, 2013, a minority shareholder loaned $9,300 to the Company.  These notes are due on demand and bear interest at 8% per annum.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid

Child, Van Wagoner & Bradshaw, PLLC served as our independent registered public accounting firm from January 1, 2012 to July 31, 2012. On or about August 1, 2012, Child, Van Wagoner & Bradshaw, PLLC (“CVB”) ceased its accounting practice for SEC reporting companies.  At or about the same time Anderson Bradshaw PLLC (“Anderson Bradshaw”) was established as a successor firm to CVB to continue performing audits for SEC reporting companies.  As Anderson Bradshaw is viewed as a separate legal entity, the Company dismissed CVB as its principal accountant and engaged Anderson Bradshaw, as the Company's principal accountant for the Company's fiscal year ending December 31, 2012 and 2013, and the interim periods for 2013.  The decision to change principal accountants was approved by the Company's Board of Directors.  The following fees were paid to our independent registered public accounting firm for services rendered during our last two fiscal years:

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2012 were $7,150 to Child, Van Wagoner & Bradshaw, PLLC and $10,450 and $3,300 to Anderson Bradshaw PLLC for the fiscal year ended December 31, 2013 and 2012, respectively.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the fiscal years ended December 31, 2013 and 2012.

Tax Fees

There were no fees billed for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning in the fiscal years ended December 31, 2013 and 2012.

All Other Fees

There were no other fees billed for products or services provided by the principal accountants, other than those previously reported above, for the fiscal years ended December 31, 2013 and 2012.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2013 and 2012

Statements of Operations for the years ended December 31, 2013 and 2012

Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2013 and 2012

Statements of Cash Flows for the years ended December 31, 2013 and 2012

Notes to Financial Statements

Exhibits

The following exhibits are included with this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here- with
3.1	Amended Articles of Incorporation effective July 11, 2011	10-K	000-53500	3.1	3/26/12
3.2	Bylaws	10	000-53500	3.2	11/18/08
4.1	Form of Common Stock Certificate	10	000-53500	4.1	11/18/08
4.2	Form of Registration Rights Agreement for Stockholders from Private Offering Completed August 6, 2008, with schedule of investors	10	000-53500	4.2	11/18/08
4.3	Form of Registration Rights Agreement for Other Stockholders, with schedule of investors	10	000-53500	4.3	11/18/08
10.1	Registration Rights Agreement dated August 1, 2008, with Steven L. White (included in Exhibit 4.2)	10	000-53500	10.1	11/18/08
10.2	Promissory Note dated April 16, 2009 in the amount of $6,000 payable to Lorikeet, Inc.	10-Q	000-53500	10.1	8/12/10
10.3	Promissory Note dated May 4, 2009 in the amount of $5,000 payable to Lorikeet, Inc.	10-Q	000-53500	10.2	8/12/10
10.4	Promissory Note dated June 12, 2009 in the amount of $5,000 payable to Lorikeet, Inc.	10-Q	000-53500	10.3	8/12/10
10.5	Promissory Note dated July 20, 2009 in the amount of $2,500 payable to Lorikeet, Inc.	10-Q	000-53500	10.4	8/12/10
10.6	Promissory Note dated September 3, 2009 in the amount of $2,000 payable to Lorikeet, Inc.	10-Q	000-53500	10.5	8/12/10
10.7	Promissory Note dated September 28, 2009 in the amount of $500 payable to Lorikeet, Inc.	10-Q	000-53500	10.6	8/12/10
10.8	Promissory Note dated November 9, 2009 in the amount of $3,600 payable to Lorikeet, Inc.	10-Q	000-53500	10.7	8/12/10
10.9	Promissory Note dated November 16, 2009 in the amount of $3,900 payable to Lorikeet, Inc.	10-Q	000-53500	10.8	8/12/10
10.10	Promissory Note dated December 22, 2009 in the amount of $2,500 payable to Lorikeet, Inc.	10-Q	000-53500	10.9	8/12/10
10.11	Promissory Note dated March 29, 2010 in the amount of $4,500 payable to Lorikeet, Inc.	10-Q	000-53500	10.10	8/12/10
10.12	Promissory Note dated July 12, 2010 in the amount of $5,000 payable to Lorikeet, Inc.	10-Q	000-53500	10.11	8/12/10
10.13	Promissory Note dated September 24, 2010 in the amount of $1,000 payable to Lorikeet, Inc.	10-Q	000-53500	10.1	10/19/10
10.14	Promissory Note dated December 27, 2010 in the amount of $3,000 payable to Lorkeet, Inc.	10-K	000-53500	10.14	3/31/11
10.15	Promissory Note dated March 4, 2011 in the amount of $3,650 payable to Lorikeet, Inc.	10-K	000-53500	10.6	3/26/12
10.16	Promissory Note dated May 2, 2011 in the amount of $5,000 payable to Lorikeet, Inc.	10-K	000-53500	10.7	3/26/12
10.17	Promissory Note dated February 8, 2012, in the amount of $3,500 payable to McKinley Enterprise Inc. Profit Sharing Plan Inc.	10-K	000-53500	10.18	3/15/13
10.18	Promissory Note dated March 5, 2012, in the amount of $3,000 payable to Jackie O’Reilly	10-K	000-53500	10.19	3/15/13

10.19	Promissory Note dated July 16, 2012, in the amount of $1,000 payable to McKinley Enterprise Inc. Profit Sharing Plan Inc.	10-Q	000-53500	10.1	11/7/12
10.20	Promissory Note dated November 1, 2012, in the amount of $1,600 payable to McKinley Enterprise Inc. Profit Sharing Plan Inc.	10-Q	000-53500	10.3	11/7/12
10.21	Promissory Note dated February 4, 2013 in the amount of $6,000	10-Q/A	000-53500	10.1	5/24/13
10.22	Promissory Note dated March 14, 2013 in the amount of $2,850	10-Q/A	000-53500	10.2	5/24/13
10.23	Promissory Note dated May 9, 2013 in the amount of $5,700	10-Q/A	000-53500	10.1	9/18/13
10.24	Promissory Note dated August 6, 2013 in the amount of $12,000	10-Q	000-53500	10.1	11/13/13
10.25	Promissory Note dated November 7, 2013 in the amount of $9,300					X
16.1	Letter from CVB dated August 7, 2012 Regarding Change in Certifying Accountant	8-K	000-53500	16.1	8/13/12
31.1	Rule 13a-14(a) Certification by Principal Executive and Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive and Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

[SIGNATURE PAGE FOLLOWS]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jolley Marketing, Inc.

Date: March 14, 2014

By: /s/ Steven L. White

Steven L. White, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 14, 2014

/s/ Steven L. White

Steven L. White, Director and President (Principal Executive, Financial, and Accounting Officer)

JOLLEY MARKETING, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

JOLLEY MARKETING, INC.

Russell E. Anderson, CPA Russ Bradshaw, CPA William R. Denney, CPA Sandra Chen, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

Jolley Marketing, Inc.

We have audited the accompanying balance sheets of Jolley Marketing, Inc. as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jolley Marketing, Inc. as of December 31, 2013 and 2012, and the results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anderson Bradshaw PLLC

Salt Lake City, Utah

March 14, 2014

5296 S. Commerce Dr.

Suite 300

Salt Lake City, Utah

84107

USA

(T) 801.281.4700

(F) 801.281.4701

Suite A, 5/F

Max Share Centre

373 King’s Road

North Point

Hong Kong

(T) 852.21.555.333

(F) 852.21.165.222

www.abcpas.net

JOLLEY MARKETING, INC.

BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2013	2012
CURRENT ASSETS:
Cash	$374	$781
Prepaid expense	-	787
Total Current Assets	374	1,568

Total Assets	$374	$1,568

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$8,083	$9,980
Notes payable and accrued interest – related party	117,322	89,337
Total Current Liabilities	125,405	99,317

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 600,000,000 shares authorized, 18,113,750 shares issued and outstanding	18,114	18,114
Capital in excess of par value	154,181	154,181
Retained Deficit	(297,326)	(270,044)

Total Stockholders’ Deficit	(125,031)	(97,749)

Total Liabilities and Stockholders’ Deficit	$374	$1,568

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

STATEMENTS OF OPERATIONS

	For the year	For the year
	Ended	Ended
	December 31,	December 31,
	2013	2012

REVENUE	$-	$-

OPERATING EXPENSES:
Professional fees	19,445	19,246
Other general and administrative	675	850
Total Operating Expenses	20,120	20,096

LOSS BEFORE OTHER INCOME (EXPENSE)	(20,120)	(20,096)

OTHER INCOME (EXPENSE):
Interest expense – related party	(7,162)	(5,489)
Total Other Income (Expense)	(7,162)	(5,489)
LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(27,282)	(25,585)

CURRENT INCOME TAX BENEFIT (EXPENSE)	-	-

DEFERRED INCOME TAX BENEFIT (EXPENSE)	-	-

NET LOSS	$(27,282)	$(25,585)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Net loss per common share	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	18,113,750	18,113,750

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Preferred Stock		Common Stock		Capital in Excess of Par	Retained	Total
	Shares	Amount	Shares	Amount	Value	Deficit	Deficit

BALANCE, December 31, 2011	-	$-	18,113,750	$18,114	$154,181	$(244,459)	$(72,164)

NET LOSS	-	-	-	-	-	(25,585)	(25,585)

BALANCE, December 31, 2012	-	-	18,113,750	18,114	154,181	(270,004)	(97,749)

NET LOSS	-	-	-	-	-	(27,282)	(27,282)

BALANCE, December 31, 2013	-	$-	18,113,750	$18,114	$154,181	$(297,326)	$(125,031)

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

STATEMENTS OF CASH FLOWS

	For the year	For the year
	Ended	Ended
	December 31,	December 31,
	2013	2012

Cash Flows From Operating Activities:
Net loss	$(27,282)	$(25,585)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in assets and liabilities:
(Increase) decrease in prepaid expense	787	1,213
Increase (decrease) in accounts payable	(1,897)	2,109
Increase in accrued interest – related party	5,485	5,489

Net cash used by
operating activities	(22,907)	(16,774)

Cash Flows From Investing Activities:
Net cash provided by investing activities	-	-

Cash Flows From Financing Activities:
Payments on notes payable – related party	(13,350)	-
Proceeds from issuance of notes payable – related party	35,850	16,450

Net cash provided by financing activities	22,500	16,450

Net Increase (Decrease) in Cash	(407)	(324)

Cash at Beginning of Period	781	1,105

Cash at End of Period	$374	$781

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,675	$-
Income taxes	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:
For the year ended December 31, 2013:
None
For the year ended December 31, 2012:
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

Impairment of Long-Lived Assets - The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value of assets to be used and fair value less disposal cost for assets to be disposed of) is expected to be less than the carrying value.  Triggering events, which signal further analysis, consist of a significant decrease in the asset's market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued loss associated with assets used to generate revenue.  The Company has no long-lived assets as of December 31, 2013 and 2012.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the year ended December 31, 2013, the Company incurred a net loss of $27,282, had negative cash flows, and has no operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - RELATED PARTY TRANSACTIONS

Notes Payable – During 2009, 2010 and 2011 an entity owned by an officer/shareholder of the Company loaned a total of $53,150 to the Company.  The notes are due on demand and bear interest at 8% per annum.  For the years ended December 31, 2013 and 2012, the Company accrued interest expense of $4,252 and $4,252, respectively, on the notes.

On August 1, 2011 a minority shareholder loaned $6,000 to the Company. The note is due in twenty four months and bears interest at 8% per annum.  This note was paid in full in 2013.   For the year ended December 31, 2013 and 2012, the Company accrued interest expense of $289 and $480, respectively on the note.

On February 8, 2012 a minority shareholder loaned $3,500 to the Company.  On March 5, 2012, a related party loaned $3,000 to the Company.  On May 2, 2012, a minority shareholder loaned $2,500 to the Company.  This note was paid in full in 2013.  On July 16, 2012, a minority shareholder loaned $1,000 to the Company.  On August 7, 2012, a minority shareholder loaned $3,200 to the Company. This note was paid in full in 2013.  On November 1, 2012 a minority shareholder loaned $1,600 to the Company. On November 13, 2012, a minority shareholder loaned $1,650 to the Company.  This note was paid in full in 2013.  On February 4, 2013, a minority shareholder loaned $6,000 to the Company.  On March 14, 2013, a minority shareholder loaned $2,850 to the Company.  On May 9, 2013 a minority shareholder loaned $5,700 to the Company.  On August 6, 2013 a minority shareholder loaned $12,000 to the Company. On November 7, 2013, a minority shareholder loaned $9,300 to the Company.  These notes are due on demand and bear interest at 8% per annum.  During the year ended December 31, 2013 and 2012, the Company recorded interest expense of $2,621 and $757 and repaid accrued interest of $1,675 and $0, respectively, on these notes.

Management Compensation - During the years ended December 31, 2013 and 2012, the Company paid no compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space.  Officers/stockholders of the Company have allowed the Company to use their offices as a mailing address, as needed, at no cost to the Company.

NOTE 4 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at December 31, 2013 and 2012.

Common Stock - The Company has authorized 600,000,000 shares of common stock, $0.001 par value.  The Company has 18,113,750 common shares issued and outstanding at December 31, 2013 and 2012.

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.”  This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

The Company has available at December 31, 2013, net operating loss carryforwards of approximately $162,600 which may be applied against future taxable income and which expire in 2029 through 2033.  If there are substantial changes in the Company’s ownership, there may be an annual limitation on the amount of net operating loss carryforwards which can be utilized.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to the net deferred tax assets and, therefore, no deferred tax assets have been recognized.  The net deferred tax assets are approximately $24,400 and $21,380 as of December 31, 2013 and 2012, respectively, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the year ended December 31, 2013 is approximately $3,020.

The Company adopted the provisions of ASC 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits.  The Company has no tax positions at December 31, 2013 and 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the period ended December 31, 2013 and 2012, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2013 and 2012.

NOTE 6 - Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and accounts payable.  The carrying amount of cash and accounts payable approximates fair value because of the short-term nature of these items.

NOTE 7 - Loss per Share

The following data shows the amounts used in computing loss per share for the periods presented:

	For the years ended December 31,
	2013	2012
Loss available to common
Stockholders (numerator)	$(27,282)	$(25,585)

Weighted average number of common
shares outstanding during the period
used in loss per share (denominator)	18,113,750	18,113,750

Dilutive loss per share was not presented; however, there was no impact because the Company had no common equivalent shares for any of the periods presented that would affect the computation of diluted loss per share.  Furthermore, as the Company has losses for the periods ended December 31, 2013 and 2012, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculation.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date and has concluded that no additional recognized or nonrecognized subsequent events have occurred since December 31, 2013.