Form 10-Q
period 2014-09-30
JOLLEY MARKETING INC
filed 2014-11-12
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 12, 2014: 18,113,750

JOLLEY MARKETING, INC.

FORM 10-Q

SEPTEMBER 30, 2014

INDEX

*

Inapplicable items have been omitted

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED BALANCE SHEETS

		September 30,		December 31,
		2014		2013
ASSETS

CURRENT ASSETS:
Cash		$1,289		$374
Total Current Assets		1,289		374

Total Assets		$1,289		$374

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable		$11,325		$8,083
Notes payable and accrued interest – related parties		136,504		117,322
Total Current Liabilities		147,829		125,405

Commitments and Contingencies	$	−	$	−

STOCKHOLDERS' DEFICIT:

Preferred stock, $0.001 par value,10,000,000 shares authorized, no shares issued and outstanding		−		−
Common stock, $0.001 par value, 600,000,000 shares authorized, 18,113,750 shares issued and Outstanding		18,114		18,114
Capital in excess of par value		154,181		154,181
Retained Deficit		(318,835)		(297,326)

Total Stockholders' Deficit		(146,540)		(125,031)

Total Liabilities and Stockholders’ Deficit		$1,289		$374

The accompanying notes are an integral part of these unaudited condensed financial statements.

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the Three Months Ended September 30,				For the Nine Months Ended September 30,
		2014		2013		2014		2013
REVENUE	$	−	$	−	$	−	$	−

OPERATING EXPENSES:
Professional fees		3,553		3,597		15,052		15,937
Other general and administrative		−		−		175		100
Total Operating Expenses		3,553		3,597		15,227		16,037

LOSS BEFORE OTHER INCOME (EXPENSE)		(3,553)		(3,597)		(15,227)		(16,037)

OTHER INCOME (EXPENSE):
Interest expense – related party		(2,200)		(1,846)		(6,282)		(5,195)
Total Other Income (Expense)		(2,200)		(1,846)		(6,282)		(5,195)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES		(5,753)		(5,443)		(21,509)		(21,232)

CURRENT INCOME TAX BENEFIT (EXPENSE)		−		−		−		−

DEFERRED INCOME TAX BENEFIT (EXPENSE)		-		−		−		−

NET LOSS		$(5,753)		$(5,443)		$(21,509)		$(21,232)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Net loss per common share		$(0.00)		$(0.00)		$(0.00)		$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		18,113,750		18,113,750		18,113,750		18,113,750

The accompanying notes are an integral part of these unaudited condensed financial statements.

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the Nine		For the Nine
		Months Ended		Months Ended
		September 30,		September 30,
		2014		2013
Cash Flows From Operating Activities:
Net loss		$(21,509)		$(21,232)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in assets and liabilities:
(Increase) decrease in prepaid expense		−		787
Increase (decrease) in accrued interest – related party		6,282		3,718
Increase (decrease) in accounts payable		3,242		(1,882)

Net Cash Used by
Operating Activities		(11,985)		(18,609)

Cash Flows From Investing Activities:

Net Cash Provided by
Investing Activities		−		−

Cash Flows From Financing Activities:
Payments on notes payable - related party		−		(8,324)
Proceeds from issuance of notes payable – related party		12,900		26,550

Net Cash Provided by Financing Activities		12,900		18,226

Net Increase (Decrease) in Cash		915		(383)

Cash at Beginning of Period		374		781

Cash at End of Period		$1,289		$398

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$	−		$1,476
Income taxes	$	−	$	−

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the nine months ended September 30, 2014:

None

For the nine months ended September 30, 2013:

None

The accompanying notes are an integral part of these unaudited condensed financial statements.

JOLLEY MARKETING, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by Jolley Marketing, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2014 and 2013 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements in the Company’s 2013 annual report on Form 10-K. The results of operations for the periods ended September 30, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the nine months ended September 30, 2014, the Company incurred a net loss of $21,509, had negative cash flows from operating activities, had current liabilities in excess of current assets, and had no revenue-generating activities. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - RELATED PARTY TRANSACTIONS

Notes Payable – During 2009, 2010 and 2011, an entity owned by an officer/shareholder of the Company loaned a total of $53,150 to the Company. The notes are due on demand and bear interest at 8% per annum. During the three months ended September 30, 2014 and 2013, the Company accrued interest expense of $1,063 and $1,063, respectively, on the notes. During the nine months ended September 30, 2014 and 2013, the Company accrued interest expense of $3,189 and $3,189, respectively, on the notes. Total accrued interest is $19,778 and $16,589 at September 30, 2014 and December 31, 2013, respectively.

On August 1, 2011 a minority shareholder loaned $6,000 to the Company. The note is due on demand and bears interest at 8% per annum. On August 6, 2013 this note and accrued interest was repaid in full. During the three months ended September 30, 2013 the Company accrued interest expense of $49 on the notes. During the nine months ended September 30, 2013 the Company accrued interest expense of $289 on the notes.

On February 8, 2012 a minority shareholder loaned $3,500 to the Company. On March 5, 2012, a related party loaned $3,000 to the Company. On May 2, 2012, a minority shareholder loaned $2,500 to the Company. This note was paid in full in 2013. On July 16, 2012, a minority shareholder loaned $1,000 to the Company. On August 7, 2012, a minority shareholder loaned $3,200 to the Company. This note was paid in full in 2013. On November 1, 2012 a minority shareholder loaned $1,600 to the Company. On November 13, 2012, a minority shareholder loaned $1,650 to the Company. This note was paid in full in 2013. On February 4, 2013, a minority shareholder loaned $6,000 to the Company. On March 14, 2013, a minority shareholder loaned $2,850 to the Company. On May 9, 2013 a minority shareholder loaned $5,700 to the Company. On August 6, 2013 a minority shareholder loaned $12,000 to the Company. On November 7, 2013, a minority shareholder loaned $9,300 to the Company. On March 18, 2014, a minority shareholder loaned $5,000 to the Company. On May 8, 2014, a minority shareholder loaned $5,250 to the Company. On August 4, 2014, a minority shareholder loaned $2,650 to the Company. As of September 30, 2014, the total outstanding balance of these notes payable is $57,850. These notes are due on demand and bear interest at 8% per annum. During the three months ended September 30, 2014 and 2013, the Company recorded interest expense of $1,137 and $734 respectively, on these notes. During the nine months ended September 30, 2014 and 2013, the Company recorded interest expense of $3,093 and $1,717 respectively, on these notes. Total accrued interest is $5,726 and $2,633 at September 30, 2014 and December 31, 2013, respectively.

Management Compensation - During the three and six month periods ended September 30, 2014 and 2013, the Company paid no compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space. Officers/stockholders of the Company have allowed the Company to use their offices as a mailing address, as needed, at no cost to the Company.

NOTE 4 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares preferred stock, $0.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2014 and December 31, 2013.

Common Stock - The Company has authorized 600,000,000 shares of common stock, $0.001 par value. The Company has 18,113,750 common shares issued and outstanding at September 30, 2014 and December 31, 2013.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and accounts payable. The carrying amount of cash and accounts payable approximates fair value because of the short-term nature of these items.

NOTE 6 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013

Loss available to common Stockholders (numerator)	$(5,753)	$(5,443)	$(21,509)	$(21,232)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	18,113,750	18,113,750	18,113,750	18,113,750

Dilutive loss per share is equivalent to basic loss per share for the years ended September 30, 2014 and 2013.

NOTE 7 - SUBSEQUENT EVENTS

On November 3, 2014, the Company extended six promissory notes that had matured during 2014 for a period of one year.

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

Three Month Periods Ended September 30, 2014 and 2013

Revenue

Our revenues for the three months ended September 30, 2014 and 2013, were $0 and $0, respectively.

Operating Expenses

For the three months ended September 30, 2014, operating expenses were $5,753, consisting of $3,553 in professional fees, and interest expense of $2,200. For the three months ended September 30, 2013, operating expenses were $5,443, consisting of $3,597 in professional fees, and interest expense of $1,846. The Company's interest expense increased during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, due to an increase in the notes payable.

Net Loss

Our net losses for the three months ended September 30, 2014 and 2013 were $5,753 and $5,443, respectively, which resulted in a net loss per share of $0.00 for each period.

Nine Month Periods Ended September 30, 2014 and 2013

Revenue

Our revenues for the nine months ended September 30, 2014 and 2013, were $0 and $0, respectively.

Operating Expenses

For the nine months ended September 30, 2014, operating expenses were $21,509, consisting of $15,052 in professional fees, interest expense of $6,282, and other general and administrative expenses of $175. For the nine months ended September 30, 2013, operating expenses were $21,232, consisting of $15,937 in professional fees, interest expense of $5,195 and other general and administrative expenses of $100.

Net Loss

Our net losses for the nine months ended September 30, 2014 and 2013 were $21,509 and $21,232, respectively, which resulted in a net loss per share of $0.00 for each period.

Liquidity and Capital Resources

The Company’s balance sheet as of September 30, 2014, reflects total current assets of $1,289, consisting of cash. As of September 30, 2014, our current liabilities were $147,829 which included $11,325 in accounts payable, $111,000 in notes payable to related parties, and $25,504 in interest payable.

We anticipate our expenses to be limited to accounting, auditing, legal and filing fees associated with continuing our reporting status with the Securities and Exchange Commission along with miscellaneous expenses related to our corporate existence. We estimate our ongoing expenses to be $25,000 per year. We do not have any commitments for capital expenditures nor do we anticipate entering into any such commitments. We will likely need additional funds to cover our expenses for the next year.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 5. Other Items

In August 2014 we issued an unsecured promissory note to a related party for funds advanced to the Company for operating capital. The principal amount of the note is $2,650 and bears interest at 8% per annum. The note is due and payable upon demand. The note was issued without registration under the Securities Act by reason of the exemptions from registration afforded by the provisions of Section 4(a)(2) of the Securities Act.

Item 6. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
10.1	Promissory Note dated August 4, 2014 in the amount of $2,650
10.2	Amendment to Promissory Note dated February 8, 2012
10.3	Amendment to Promissory Note dated March 5, 2012
10.4	Amendment to Promissory Note dated May 2, 2012
10.5	Amendment to Promissory Note dated June 16, 2012
10.6	Amendment to Promissory Note dated August 7, 2012
10.7	Amendment to Promissory Note dated November 1, 2012
31	Certification of the Principal Executive Officer/Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

Signature Page Follows

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOLLEY MARKETING, INC.

(Registrant)

Date: November 12, 2014

/s/ Steven L. White

Steven L. White, President

(Chief Executive Officer and

Principal Financial Officer)