Form 10-K
period 2014-12-31
JOLLEY MARKETING INC
filed 2015-02-27
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of February 17, 2015, there were 18,113,750 shares of the registrant’s Common Stock outstanding.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over the Counter Bulletin Board (the “OTCBB”) and on the OTCMarkets (formerly the Pink Sheets) under the symbol “JLLM”. The table below sets forth for the periods indicated the quarterly high and low bid prices as reported by the OTCMarkets. There was not an active market and no trading volume during fiscal 2014 and 2013. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2014	First	−	−
	Second	−	−
	Third	−	−
	Fourth	−	−

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2013	First	−	−
	Second	−	−
	Third	−	−
	Fourth	−	−

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

Holders

At February 17, 2015, the Company had 43 shareholders of record. The number of record holders was determined from the records of the Company’s transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The Company has appointed Action Stock Transfer Corp., 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, UT 84121, to act as its transfer agent for the Common Stock.

Dividends

The Company has not declared or paid any cash dividends on its Common Stock during the two fiscal years ended December 31, 2014, or in any subsequent period. The Company does not anticipate or contemplate paying dividends on its Common Stock in the foreseeable future. The only restrictions that limit the ability to pay dividends on common equity, or that are likely to do so in the future, are those restrictions imposed by law.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2014, we had not adopted any compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

Purchases of Equity Securities

There were no purchases made during the fourth quarter of the fiscal year ended December 31, 2014, by or on behalf of our Company or any affiliated purchaser of shares or other units of any class of our equity securities registered pursuant to Section 12 of the Exchange Act.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes thereto as included with this report.

Years Ended December 31, 2014 and 2013

At December 31, 2014, we had $954 of available cash on hand and had net losses for the years ended December 31, 2014 and 2013 of $28,012 and $27,282, respectively. During the years ended December 31, 2014 and 2013, the revenues were $0 and $0 respectively.

Expenses for the year ended December 31, 2014, consisted of professional fees of $18,676, general and administrative expenses of $750 and interest expense of $8,586. Expenses for the year ended December 31, 2013, consisted of professional fees of $19,445, general and administrative expenses of $675 and interest expense of $7,162. The increase in interest expense for the year ended December 31, 2014 as compared to the year ended December 31, 2013, is due to an increase in notes payable.

Liquidity and Capital Resources

At December 31, 2014, we had total assets of $954, consisting of cash on hand. Liabilities consisted of $10,189 in accounts payable, and $143,808 in notes payable and accrued interest to related parties. We had negative net working capital of $153,043 at December 31, 2014.

We anticipate our expenses for the next twelve months will be approximately $30,000. At the present time management does not believe the Company has sufficient working capital to meet its needs for the year ending December 31, 2015. Therefore, management will seek financing through loans or sale of common stock. Management anticipates that it may rely on advances from our president, or shareholders, to meet the Company’s short-term cash needs. However, the Company has no agreements to that effect.

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

Off-Balance Sheet Arrangements

During the years ended December 31, 2014 and 2013, we did not engage in any off-balance sheet arrangements.

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

Management’s report on internal control over financial reporting

Our management, with the participation of our president, who also serves as our Principal Financial Officer (“PFO”), who is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. As a result, our internal control system is limited in its scope and capabilities, although, based on our PFO’s general business experience, is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles.

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

This material weakness relates to the monitoring and review of work performed by our CEO, who also acts as our principal financial officer in the preparation of financial statements, footnotes and financial data provided to the Company’s independent registered public accounting firm in connection with the annual audit. All of our financial reporting is carried out by our PFO, and we do not have an audit committee. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

Since our Company has no ongoing operations and is, at this time, a “blank check” or “shell” company, as defined in the Securities Act, we are making an effort to mitigate this material weakness to the fullest extent possible. This is done by having our PFO review all our financial reporting requirements for reasonableness. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it will be immediately implemented. As soon as our finances allow, we plan to hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our PFO.

Our management, with the participation of the PFO, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2014.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter ended December 31, 2014, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On October 15, 2014 we issued an unsecured promissory note to a related party for funds advanced to the Company for operating capital. The principal amount of the note is $5,000 and bears interest at 8% per annum. The note is due and payable upon demand. The note was issued without registration under the Securities Act by reason of the exemptions from registration afforded by the provisions of Section 4(a)(2) of the Securities Act. On February 9, 2015, the company entered into an amendment to the March 14, 2013 promissory note in the amount of $2,850, amending the maturity date of the note from March 14, 2015 to March 14, 2016. On February 9, 2015, the company entered into an amendment to the February 4, 2013 promissory note in the amount of $6,000, amending the maturity date of the note from February 4, 2015 to February 4, 2016.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

The following table sets forth the name and age of, and position or positions held by, our sole executive officer and director

Name	Age	Position(s)	Director Since	Employment Background and Directorships
Steven L. White	60	Director, President, Chief Executive Officer, Secretary and Treasurer	August 2007

Mr. White currently serves as the President, CEO, Secretary, and Treasurer of the Company and has served in those offices since August of 2007.Mr. White earned his Bachelor of Science Degree from Brigham Young University in 1980 with a major in accounting and a minor in English. He is a member of the American Institute of Certified Public Accountants and has been employed by firms located in Utah and Colorado. Since 1983, Mr. White has been employed in private accounting and has been the controller of several small businesses. He is the owner and president and director of Sparrow, Inc., a small consulting business from 2000 to present; the president and director of eNutrition, Inc., from 2000 to 2003, a publicly traded company which sold nutritional products; the president and director of Excel Publishing, Inc., a publicly traded small publishing company from the fall of 2002 to the spring of 2003; the president and director of New Horizon Education, Inc., a publicly traded educational software company from 1998 to 2003; and the controller and chief financial officer of Phoenix Ink, LLC, a financial newsletter publisher, from 1999 to 2001. Mr. White is currently serving as a director and officer of Jolley Marketing, Inc. which is a reporting company.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Steven L. White has served as our chief executive officer since August 2007. Neither Mr. White nor any other person received compensation from us during the years ended December 31, 2014 or 2013, which would be reportable pursuant to this item.

Equity Awards

Neither Mr. White nor any other person held any unexercised options, stock that had not vested, or equity incentive plan awards at December 31, 2014.

Director Compensation

No compensation was paid to or earned by any director during the year ended December 31, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners of More than Five Percent, Directors, and Management

The following table sets forth certain information from reports filed by the named parties, or furnished by current management, concerning the ownership of our Common Stock as of February 17, 2015, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our Common Stock; (ii) all directors and named executive officers; and (iii) our directors, named executive officers, and executive officers as a group:

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

(2)

Applicable percentages are based on 18,113,750 shares of our Common Stock outstanding on February 17, 2015.

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

Equity Compensation Plan Information

As of December 31, 2014, the Company had not adopted any compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Steven L. White, our sole officer and director, provides office space at no cost to us. This arrangement is not evidenced by a written agreement. The arrangement may be terminated at any time by Mr. White.

During 2009, 2010 and 2011, the Company received a total of $53,150 in loans from an entity owned by Steven L. White its sole officer and director. The loans are due on demand and bear interest at 8% per annum. During the year ended December 31, 2014 and 2013, the Company accrued interest expense of $4,252 and $4,252, respectively, on the notes. Total accrued interest is $20,841 and $16,589 at December 31, 2014 and 2013, respectively.

On August 1, 2011 a minority shareholder loaned $6,000 to the Company. The note was due in twenty four months and bears interest at 8% per annum. This note was paid in full in 2013. For the year ended December 31, 2014 and 2013, the Company accrued interest expense of $0 and $289, respectively on the note.

On February 8, 2012 a minority shareholder loaned $3,500 to the Company.  On March 5, 2012, a related party loaned $3,000 to the Company.  On May 2, 2012, a minority shareholder loaned $2,500 to the Company.  This note was paid in full in 2013.  On July 16, 2012, a minority shareholder loaned $1,000 to the Company.  On August 7, 2012, a minority shareholder loaned $3,200 to the Company. This note was paid in full in 2013.  On November 1, 2012 a minority shareholder loaned $1,600 to the Company. On November 13, 2012, a minority shareholder loaned $1,650 to the Company.  This note was paid in full in 2013.  On February 4, 2013, a minority shareholder loaned $6,000 to the Company.  On February 9, 2015, the Company entered into an amendment to the February 4, 2013 promissory note in the amount of $6,000, amending the maturity date of a note from February 4, 2015 to February 4, 2016.  On March 14, 2013, a minority shareholder loaned $2,850 to the Company.  On February 9, 2015, the Company entered into an amendment to the March 14, 2013 promissory note in the amount of $2,850, amending the maturity date of a note from March 14, 2015 to March 14, 2016.  On May 9, 2013 a minority shareholder loaned $5,700 to the Company.  On August 6, 2013 a minority shareholder loaned $12,000 to the Company. On November 7, 2013, a minority shareholder loaned $9,300 to the Company.  On March 18, 2014, a minority shareholder loaned $5,000 to the Company.  On May 8, 2014, a minority shareholder loaned $5,250 to the Company.  On August 4, 2014, a minority shareholder loaned $2,650 to the Company.  On October 15, 2014, a minority shareholder loaned $5,000 to the Company.  As of December 31, 2014, the total outstanding balance of these notes payable is $62,850.  These notes are due on demand and bear interest at 8% per annum.  During the year ended December 31, 2014 and 2013, the Company recorded interest expense of $4,334 and $2,910 respectively, on these notes.  Total accrued interest is $6,968 and $2,634 at December 31, 2014 and December 31, 2013, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2014 were $10,450 and $10,450 the fiscal year ended December 31, 2013.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the fiscal years ended December 31, 2014 and 2013.

Tax Fees

There were no fees billed for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning in the fiscal years ended December 31, 2014 and 2013.

All Other Fees

There were no other fees billed for products or services provided by the principal accountants, other than those previously reported above, for the fiscal years ended December 31, 2014 and 2013.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2014 and 2013

Statements of Operations for the years ended December 31, 2014 and 2013

Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2014 and 2013

Statements of Cash Flows for the years ended December 31, 2014 and 2013

Notes to Financial Statements

Exhibits

The following exhibits are included with this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
3.1	Amended Articles of Incorporation effective July 11, 2011	10-K	000-53500	3.1	3/26/12
3.2	Bylaws	10	000-53500	3.2	11/18/08
4.1	Form of Common Stock Certificate	10	000-53500	4.1	11/18/08
4.2	Form of Registration Rights Agreement for Stockholders from Private Offering Completed August 6, 2008, with schedule of investors	10	000-53500	4.2	11/18/08
4.3	Form of Registration Rights Agreement for Other Stockholders, with schedule of investors	10	000-53500	4.3	11/18/08
10.1	Registration Rights Agreement dated August 1, 2008, with Steven L. White (included in Exhibit 4.2)	10	000-53500	10.1	11/18/08
10.2	Promissory Note dated April 16, 2009 in the amount of $6,000 payable to Lorikeet, Inc.	10-Q	000-53500	10.1	8/12/10
10.3	Promissory Note dated May 4, 2009 in the amount of $5,000 payable to Lorikeet, Inc.	10-Q	000-53500	10.2	8/12/10
10.4	Promissory Note dated June 12, 2009 in the amount of $5,000 payable to Lorikeet, Inc.	10-Q	000-53500	10.3	8/12/10

10.5	Promissory Note dated July 20, 2009 in the amount of $2,500 payable to Lorikeet, Inc.	10-Q	000-53500	10.4	8/12/10
10.6	Promissory Note dated September 3, 2009 in the amount of $2,000 payable to Lorikeet, Inc.	10-Q	000-53500	10.5	8/12/10
10.7	Promissory Note dated September 28, 2009 in the amount of $500 payable to Lorikeet, Inc.	10-Q	000-53500	10.6	8/12/10
10.8	Promissory Note dated November 9, 2009 in the amount of $3,600 payable to Lorikeet, Inc.	10-Q	000-53500	10.7	8/12/10
10.9	Promissory Note dated November 16, 2009 in the amount of $3,900 payable to Lorikeet, Inc.	10-Q	000-53500	10.8	8/12/10
10.10	Promissory Note dated December 22, 2009 in the amount of $2,500 payable to Lorikeet, Inc.	10-Q	000-53500	10.9	8/12/10
10.11	Promissory Note dated March 29, 2010 in the amount of $4,500 payable to Lorikeet, Inc.	10-Q	000-53500	10.10	8/12/10
10.12	Promissory Note dated July 12, 2010 in the amount of $5,000 payable to Lorikeet, Inc.	10-Q	000-53500	10.11	8/12/10
10.13	Promissory Note dated September 24, 2010 in the amount of $1,000 payable to Lorikeet, Inc.	10-Q	000-53500	10.1	10/19/10
10.14	Promissory Note dated December 27, 2010 in the amount of $3,000 payable to Lorkeet, Inc.	10-K	000-53500	10.14	3/31/11
10.15	Promissory Note dated March 4, 2011 in the amount of $3,650 payable to Lorikeet, Inc.	10-K	000-53500	10.6	3/26/12
10.16	Promissory Note dated May 2, 2011 in the amount of $5,000 payable to Lorikeet, Inc.	10-K	000-53500	10.7	3/26/12
10.17	Promissory Note dated February 8, 2012, in the amount of $3,500 payable to McKinley Enterprise Inc. Profit Sharing Plan Inc.	10-K	000-53500	10.18	3/15/13
10.18	Promissory Note dated March 5, 2012, in the amount of $3,000 payable to Jackie O’Reilly	10-K	000-53500	10.19	3/15/13
10.19	Promissory Note dated July 16, 2012, in the amount of $1,000 payable to McKinley Enterprise Inc. Profit Sharing Plan Inc.	10-Q	000-53500	10.1	11/7/12
10.20	Promissory Note dated November 1, 2012, in the amount of $1,600 payable to McKinley Enterprise Inc. Profit Sharing Plan Inc.	10-Q	000-53500	10.3	11/7/12
10.21	Promissory Note dated February 4, 2013 in the amount of $6,000	10-Q/A	000-53500	10.1	5/24/13
10.22	Promissory Note dated March 14, 2013 in the amount of $2,850	10-Q/A	000-53500	10.2	5/24/13
10.23	Promissory Note dated May 9, 2013 in the amount of $5,700	10-Q/A	000-53500	10.1	9/18/13
10.24	Promissory Note dated August 6, 2013 in the amount of $12,000	10-Q	000-53500	10.1	11/13/13
10.25	Promissory Note dated November 7, 2013 in the amount of $9,300	10-K	000-53500	10.25	3/17/14
10.26	Promissory Note dated March 18, 2014 in the amount of $5,000	10-Q	000-53500	10.1	5/13/14
10.27	Promissory Note dated May 8, 2014 in the amount of $5,250	10-Q	000-53500	10.1	8/8/14
10.28	Promissory Note dated August 4, 2014 in the amount of $2,650	10-Q	000-53500	10.1	11/12/14
10.29	Amendment to Promissory Note dated February 8, 2012	10-Q	000-53500	10.1	11/12/14
10.30	Amendment to Promissory Note dated March 5, 2012	10-Q	000-53500	10.1	11/12/14
10.31	Amendment to Promissory Note dated May 2, 2012	10-Q	000-53500	10.1	11/12/14
10.32	Amendment to Promissory Note dated July 16, 2012	10-Q	000-53500	10.1	11/12/14
10.33	Amendment to Promissory Note dated August 7, 2012	10-Q	000-53500	10.1	11/12/14
10.34	Amendment to Promissory Note dated November 1, 2012	10-Q	000-53500	10.1	11/12/14
10.35	Promissory Note dated October 15, 2014 in the amount of $5,000					X

10.36	Amendment to Promissory Note dated March 14, 2013					X
10.37	Amendment to Promissory Note dated February 4, 2013					X
16.1	Letter from CVB dated August 7, 2012 Regarding Change in Certifying Accountant	8-K	000-53500	16.1	8/13/12
31.1	Rule 13a-14(a) Certification by Principal Executive and Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive and Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

[SIGNATURE PAGE FOLLOWS]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jolley Marketing, Inc.

Date: February 27, 2015

By: /s/ Steven L. White

Steven L. White, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: February 27, 2015

/s/ Steven L. White

Steven L. White, Director and President (Principal Executive, Financial, and Accounting Officer)

JOLLEY MARKETING, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

JOLLEY MARKETING, INC.

Russell E. Anderson, CPA Russ Bradshaw, CPA William R. Denney, CPA Kristofer Heaton, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

Jolley Marketing, Inc.

We have audited the accompanying balance sheets of Jolley Marketing, Inc. as of December 31, 2014 and 2013, and the related statements of operations, changes in stockholders’ (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jolley Marketing, Inc. as of December 31, 2014 and 2013, and the results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anderson Bradshaw PLLC

Salt Lake City, Utah

February 17, 2015

5296 S. Commerce Dr. Suite 300 Salt Lake City, Utah 84107 USA (T) 801.281.4700 (F) 801.281.4701 abcpas.net

JOLLEY MARKETING, INC.

BALANCE SHEETS

	December 31,	December 31,
ASSETS	2014	2013
CURRENT ASSETS:
Cash	$954	$374
Total Current Assets	954	374

Total Assets	$954	$374

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$10,188	$8,083
Notes payable and accrued interest – related party	143,809	117,322
Total Current Liabilities	153,997	125,405

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	−	−
Common stock, $0.001 par value, 600,000,000 shares authorized,18,113,750 shares issued and
outstanding	18,114	18,114
Capital in excess of par value	154,181	154,181
Retained Deficit	(325,338)	(297,326)

Total Stockholders’ Deficit	(153,043)	(125,031)

Total Liabilities and Stockholders’ Deficit	$954	$374

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

STATEMENTS OF OPERATIONS

		For the year		For the year
		Ended		Ended
		December 31,		December 31,
		2014		2013

REVENUE	$	−	$	−

OPERATING EXPENSES:
Professional fees		18,676		19,445
Other general and administrative		750		675
Total Operating Expenses		19,426		20,120

LOSS BEFORE OTHER INCOME (EXPENSE)		(19,426)		(20,120)

OTHER INCOME (EXPENSE):
Interest expense – related party		(8,586)		(7,162)
Total Other Income (Expense)		(8,586)		(7,162)
LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES		(28,012)		(27,282)

CURRENT INCOME TAX BENEFIT (EXPENSE)		−		−

DEFERRED INCOME TAX BENEFIT (EXPENSE)		−		−

NET LOSS		$(28,012)		$(27,282)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Net loss per common share		$(0.00)		$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		18,113,750		18,113,750

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Preferred Stock			Common Stock		Capital in Excess of Par	Retained	Total
	Shares		Amount	Shares	Amount	Value	Deficit	Deficit

BALANCE, December 31, 2012	−	$	−	18,113,750	$18,114	$154,181	$(270,044)	$(97,749)

NET LOSS	−		−	−	−	−	(27,282)	(27,282)

BALANCE, December 31, 2013	−		−	18,113,750	18,114	154,181	(297,326)	(125,031)

NET LOSS	−		−	−	−	−	(28,012)	(28,012)

BALANCE, December 31, 2014	−	$	−	18,113,750	$18,114	$154,181	$(325,338)	$(153,043)

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

STATEMENTS OF CASH FLOWS

		For the year		For the year
		Ended		Ended
		December 31,		December 31,
		2014		2013

Cash Flows From Operating Activities:
Net loss		$(28,012)		$(27,282)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in assets and liabilities:
(Increase) decrease in prepaid expense		−		787
Increase (decrease) in accounts payable		2,106		(1,897)
Increase in accrued interest – related party		8,586		5,485

Net cash used by
operating activities		(17,320)		(22,907)

Cash Flows From Investing Activities:
Net cash provided by investing activities		−		−

Cash Flows From Financing Activities:
Payments on notes payable – related party		−		(13,350)
Proceeds from issuance of notes payable – related party		17,900		35,850

Net cash provided by financing activities		17,900		22,500

Net Increase (Decrease) in Cash		580		(407)

Cash at Beginning of Period		374		781

Cash at End of Period		$954		$374

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$	−		$1,675
Income taxes	$	−	$	−

Supplemental Schedule of Non-cash Investing and Financing Activities:
For the year ended December 31, 2014:
None
For the year ended December 31, 2013:
None

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents – The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Accounting Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

Dividends – The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Revenue Recognition – The Company recognizes revenue net of sales taxes when rights and risk of ownership have passed to the customer, when there is persuasive evidence of an arrangement, the product has been delivered to the customer, the price and terms are finalized, and collection of resulting receivable is reasonably assured.

Impairment of Long-Lived Assets – The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value of assets to be used and fair value less disposal cost for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset's market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued loss associated with assets used to generate revenue. The Company has no long-lived assets as of December 31, 2014 and 2013.

Income Taxes – The Company applies ASC 740, Income Taxes, which requires the asset and liability method of accounting for income taxes. The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. Deferred income taxes are provided for items reported in different periods for income tax purposes than for financial reporting purposes. Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered.

The Company adopted ASC 740, Accounting for Uncertainty in Income Taxes on January 1, 2007. This interpretation requires recognition and measurement of uncertain tax positions using a "more-likely-than-not" approach, requiring the recognition and measurement of uncertain tax positions. The adoption of ASC 740 had no material impact on the Company's financial statements. (See Note 5 below)

Earnings (Loss) Per Share – The basic computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC 260, "Earnings Per Share." (See Note 7)

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. The Company has not granted any stock options or warrants since inception.

Recently Enacted Accounting Standards – From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the year ended December 31, 2014, the Company incurred a net loss of $28,012, had negative cash flows, and has no operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – RELATED PARTY TRANSACTIONS

Notes Payable – During 2009, 2010 and 2011 an entity owned by an officer/shareholder of the Company loaned a total of $53,150 to the Company. The notes are due on demand and bear interest at 8% per annum. For the years ended December 31, 2014 and 2013, the Company accrued interest expense of $4,252 and $4,252, respectively, on the notes. Total accrued interest is $20,840 and $16,589 at December 31, 2014 and December 31, 2013, respectively.

On August 1, 2011 a minority shareholder loaned $6,000 to the Company. The note was due in twenty four months and bears interest at 8% per annum. On August 6, 2013 this note and accrued interest was repaid in full. For the year ended December 31, 2014 and 2013, the Company accrued interest expense of $0 and $289, respectively on the note.

On February 8, 2012 a minority shareholder loaned $3,500 to the Company. On March 5, 2012, a related party loaned $3,000 to the Company. On May 2, 2012, a minority shareholder loaned $2,500 to the Company. This note was paid in full in 2013. On July 16, 2012, a minority shareholder loaned $1,000 to the Company. On August 7, 2012, a minority shareholder loaned $3,200 to the Company. This note was paid in full in 2013. On November 1, 2012 a minority shareholder loaned $1,600 to the Company. On November 13, 2012, a minority shareholder loaned $1,650 to the Company. This note was paid in full in 2013. On February 4, 2013, a minority shareholder loaned $6,000 to the Company. On March 14, 2013, a minority shareholder loaned $2,850 to the Company. On May 9, 2013 a minority shareholder loaned $5,700 to the Company. On August 6, 2013 a minority shareholder loaned $12,000 to the Company. On November 7, 2013, a minority shareholder loaned $9,300 to the Company. On March 18, 2014, a minority shareholder loaned $5,000 to the Company. On May 8, 2014, a minority shareholder loaned $5,250 to the Company. On August 4, 2014, a minority shareholder loaned $2,650 to the Company. On October 15, 2014, a minority shareholder loaned $5,000 to the Company. As of December 31, 2014, the total outstanding balance of these notes payable is $62,850. These notes are due on demand and bear interest at 8% per annum. During the year ended December 31, 2014 and 2013, the Company recorded interest expense of $4,334 and $2,910 respectively, on these notes. Total accrued interest is $6,968 and $2,634 at December 31, 2014 and December 31, 2013, respectively.

Management Compensation – During the years ended December 31, 2014 and 2013, the Company paid no compensation to its officers and directors.

Office Space – The Company has not had a need to rent office space. Officers/stockholders of the Company have allowed the Company to use their offices as a mailing address, as needed, at no cost to the Company.

NOTE 4 - CAPITAL STOCK

Preferred Stock – The Company has authorized 10,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2014 and 2013.

Common Stock – The Company has authorized 600,000,000 shares of common stock, $0.001 par value. The Company has 18,113,750 common shares issued and outstanding at December 31, 2014 and 2013.

NOTE 5 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

The Company has available at December 31, 2014, net operating loss carryforwards of approximately $193,800 which may be applied against future taxable income and which expire in 2026 through 2034. If there are substantial changes in the Company’s ownership, there may be an annual limitation on the amount of net operating loss carryforwards which can be utilized. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to the net deferred tax assets and, therefore, no deferred tax assets have been recognized. The net deferred tax assets are approximately $29,100 and $26,200 as of December 31, 2014 and 2013, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the year ended December 31, 2014 is approximately $2,910.

The Company adopted the provisions of ASC 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. The Company has no tax positions at December 31, 2014 and 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended December 31, 2014 and 2013, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2014 and 2013.

The tax years 2013, 2012, 2011, 2010, 2009, 2008, and 2007 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and accounts payable. The carrying amount of cash and accounts payable approximates fair value because of the short-term nature of these items.

NOTE 7 – LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:

	For the years ended December 31,
	2014	2013
Loss available to common Stockholders (numerator)	$(28,012)	$(27,282)

Weighted average number of common shares used in loss per share (denominator)outstanding during the period	18,113,750	18,113,750

Dilutive loss per share was not presented; however, there was no impact because the Company had no common equivalent shares for any of the periods presented that would affect the computation of diluted loss per share. Furthermore, as the Company has losses for the periods ended December 31, 2014 and 2013, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculation.

NOTE 8 – SUBSEQUENT EVENTS

On February 9, 2015 the Company amended two promissory notes that were set to expire in the first quarter of 2015. The amendments extended the notes for one year.

The Company has evaluated subsequent events from the balance sheet date to the date the financial statements were issued and has concluded that no additional recognized or nonrecognized subsequent events have occurred since December 31, 2014.