Form 10-Q
period 2015-06-30
JOLLEY MARKETING INC
filed 2015-08-13
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 13, 2015: 18,113,750

JOLLEY MARKETING, INC.

FORM 10-Q

JUNE 30, 2015

INDEX

*Inapplicable items have been omitted

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOLLEY MARKETING, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2015 (unaudited)	2014
ASSETS

CURRENT ASSETS:
Cash	$641	$954
Total Current Assets	641	954

Total Assets	$641	$954

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$11,330	$10,188
Notes payable and accrued interest – related parties	157,893	143,809
Total Current Liabilities	169,223	153,997
Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 600,000,000 shares authorized, 18,113,750 shares issued and outstanding	18,114	18,114
Capital in excess of par value	154,181	154,181
Retained Deficit	(340,877)	(325,338)

Total Stockholders' Deficit	(168,582)	(153,043)

Total Liabilities and Stockholders’ Deficit	$641	$954

The accompanying notes are an integral part of these unaudited condensed financial statements.

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
REVENUE	$-	$-	$-	$-

OPERATING EXPENSES:
Professional fees	3,765	3,535	10,657	11,499
Other general and administrative	-	100	100	175
Total Operating Expenses	3,765	3,635	10,757	11,674

LOSS BEFORE OTHER INCOME (EXPENSE)	(3,765)	(3,635)	(10,757)	(11,674)

OTHER INCOME (EXPENSE):
Interest expense – related party	(2,502)	(2,106)	(4,782)	(4,082)
Total Other Income (Expense)	(2,502)	(2,106)	(4,782)	(4,082)

LOSS FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES	(6,267)	(5,741)	(15,539)	(15,756)

CURRENT INCOME TAX BENEFIT (EXPENSE)	-	-	-	-

DEFERRED INCOME TAX BENEFIT (EXPENSE)	-	-	-	-

NET LOSS	$(6,267)	$(5,741)	$(15,539)	$(15,756)

BASIC AND DILUTED LOSS PER
COMMON SHARE:
Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	18,113,750	18,113,750	18,113,750	18,113,750

The accompanying notes are an integral part of these unaudited condensed financial statements.

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(15,539)	$(15,756)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in assets and liabilities:
Increase (decrease) in accrued interest – related party	4,084	4,082
Increase (decrease) in accounts payable	1,142	2,339

Net Cash Used by Operating Activities	(10,313)	(9,335)

Cash Flows From Investing Activities:

Net Cash Provided by Investing Activities	-	-

Cash Flows From Financing Activities:
Payment on notes payable – related party	(3,000)	-
Proceeds from issuance of notes payable – related party	13,000	10,250

Net Cash Provided by Financing Activities	10,000	10,250

Net Increase (Decrease) in Cash	(313)	915

Cash at Beginning of Period	954	374

Cash at End of Period	$641	$1,289

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$697	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

JOLLEY MARKETING, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by Jolley Marketing, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2015 and 2014 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements in the Company’s 2014 annual report on Form 10-K. The results of operations for the periods ended June 30, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the six months ended June 30, 2015, the Company incurred a net loss of $15,539, had negative cash flows from operating activities, had current liabilities in excess of current assets, and had no revenue-generating activities. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - RELATED PARTY TRANSACTIONS

Notes Payable – During 2009, 2010 and 2011, an entity owned by an officer/shareholder of the Company loaned a total of $53,150 to the Company. The notes are due on demand and bear interest at 8% per annum. During the three months ended June 30, 2015 and 2014, the Company accrued interest expense of $1,063 and $1,063, respectively, on the notes.  During the six months ended June 30, 2015 and 2014, the Company accrued interest expense of $2,126 and $2,126, respectively, on the notes. Total accrued interest is $22,967 and $20,841 at June 30, 2015 and December 31, 2014, respectively.

On February 8, 2012 a minority shareholder loaned $3,500 to the Company.  On November 3, 2014, the Company entered into an amendment to the February 8, 2012 promissory note amending the maturity date to February 8, 2015.  On May 7, 2015, the Company entered into an amendment to the February 8, 2012 promissory note amending the maturity date to February 8, 2016. On March 5, 2012, a related party loaned $3,000 to the Company.  On November 3, 2014, the Company entered into an amendment to the March 5, 2012 promissory note amending the maturity date to March 5, 2015.  This note was repaid on February 18, 2015. On July 16, 2012, a minority shareholder loaned $1,000 to the Company.  On November 3, 2014, the Company entered into an amendment to the July 16, 2012 promissory note amending the maturity date to July 16, 2015.  On July 7, 2015, the Company entered into an amendment to the July 16, 2012 promissory note amending the maturity date to July 16, 2016.  On November 1, 2012 a minority shareholder loaned $1,600 to the Company.    On November 3, 2014, the Company entered into an amendment to the November 1, 2012 promissory note amending the maturity date to November 1, 2015.  On February 4, 2013, a minority shareholder loaned $6,000 to the Company.  On February 9, 2015, the Company entered into an amendment to the February 4, 2013 promissory note amending the maturity date to February 4, 2016.  On March 14, 2013, a minority shareholder loaned $2,850 to the Company.  On February 9, 2015, the Company entered into an amendment to the March 14, 2013 promissory note amending the maturity date to March 14, 2016.  On May 9, 2013 a minority shareholder loaned $5,700 to the Company.  On August 6, 2013 a minority shareholder loaned $12,000 to the Company. On November 7, 2013, a minority shareholder loaned $9,300 to the Company.  On March 18, 2014, a minority shareholder loaned $5,000 to the Company. On May 8, 2014, a minority shareholder loaned $5,250 to the Company.  On August 4, 2014, a minority shareholder loaned $2,650 to the Company.  On October 15, 2014, a minority shareholder loaned $5,000 to the Company.  On February 18, 2015, a minority shareholder loaned $8,000 to the Company.  On May 5, 2015, a minority shareholder loaned $5,000 to the Company.  As of June 30, 2015, the total outstanding balance of these notes payable is $72,850.  These notes are due on demand and bear interest at 8% per annum.  During the three months ended June 30, 2015 and 2014, the Company recorded interest expense of $1,439 and $1,043 respectively, on these notes.  During the six months ended June 30, 2015 and 2014, the Company recorded interest expense of $2,656 and $1,956 respectively, on these notes.  Total accrued interest is $8,926 and $6,968 at June 30, 2015 and December 31, 2014, respectively.

Management Compensation - During the three and six month periods ended June 30, 2015 and 2014, the Company paid no compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space. Officers/stockholders of the Company have allowed the Company to use their offices as a mailing address, as needed, at no cost to the Company.

NOTE 4 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the board of directors.  No shares of preferred stock are issued and outstanding at June 30, 2015 and December 31, 2014.

Common Stock - The Company has authorized 600,000,000 shares of common stock, $0.001 par value.  The Company has 18,113,750 common shares issued and outstanding at June 30, 2015 and December 31, 2014.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and accounts payable.  The carrying amount of cash and accounts payable approximates fair value because of the short-term nature of these items.

NOTE 6 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Loss available to common
Stockholders (numerator)	$(6,267)	$(5,741)	$(15,539)	$(15,756)

Weighted average number of common
shares outstanding during the period
used in loss per share (denominator)	18,113,750	18,113,750	18,113,750	18,113,750

Dilutive loss per share is equivalent to basic loss per share for the years ended June 30, 2015 and 2014.

NOTE 7 - SUBSEQUENT EVENTS

On August 1, 2015, the Company, entered into an amendment to the May 9, 2013 and August 6, 2013 promissory notes amending the maturity dates to May 9, 2016 and August 6, 2016, respectively.

The Company has evaluated subsequent events from the balance sheet date through the date these financial statements were issued and concluded that there are no additional events to disclose.

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

Three Month Periods Ended June 30, 2015 and 2014

Revenue

Our revenues for the three months ended June 30, 2015 and 2014, were $0 and $0, respectively.

Operating Expenses

For the three months ended June 30, 2015, operating expenses were $6,267, consisting of $3,765 in professional fees and interest expense of $2,502. For the three months ended June 30, 2014, operating expenses were $5,741, consisting of $3,535 in professional fees, interest expense of $2,106, and other general and administrative costs of $100.   The Company's interest expense increased during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, due to an increase in the notes payable.

Net Loss

Our net losses for the three months ended June 30, 2015 and 2014 were $6,267 and $5,741, respectively, which resulted in a net loss per share of $0.00 for each period.

Six Month Periods Ended June 30, 2015 and 2014

Revenue

Our revenues for the six months ended June 30, 2015 and 2014, were $0 and $0, respectively.

Operating Expenses

For the six months ended June 30, 2015, operating expenses were $15,539, consisting of $10,657 in professional fees, interest expense of $4,782, and other general and administrative expenses of $100.  For the six months ended June 30, 2014, operating expenses were $15,756, consisting of $11,499 in professional fees, interest expense of $4,082, and other general and administrative expenses of $175.

Net Loss

Our net losses for the six months ended June 30, 2015 and 2014 were $15,539 and $15,756, respectively, which resulted in a net loss per share of $0.00 for each period.

Liquidity and Capital Resources

The Company’s balance sheet as of June 30, 2015, reflects total current assets of $641, consisting of cash.  As of June 30, 2015, our current liabilities were $169,223 which included $11,330 in accounts payable, $126,000 in notes payable to related parties, and $31,893 in interest payable.

We anticipate our expenses to be limited to accounting, auditing, legal and filing fees associated with continuing our reporting status with the Securities and Exchange Commission (the "SEC") along with miscellaneous expenses related to our corporate existence.  We estimate our ongoing expenses to be $30,000 per year.  We do not have any commitments for capital expenditures nor do we anticipate entering into any such commitments.  We will likely need additional funds to cover our expenses for the next year.

In the past we have relied on advances from related parties to cover our operating costs.  Management anticipates that we will receive sufficient advances to meet our needs through the next 12 months.  However, there can be no assurances to that effect.  Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

The Company has no other assets or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected.  The Company will carry out its business plan as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by operating losses (if any) of the business entity which the Company  may eventually acquire.

Our current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president, who is also our principal financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our president concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5.  Other Items

On May 5, 2015 we issued an unsecured promissory note to a related party for funds advanced to the Company for operating capital. The principal amount of the note is $5,000 and bears interest at 8% per annum.  The note is due and payable upon demand.  The note was issued without registration under the Securities Act by reason of the exemptions from registration afforded by the provisions of Section 4(a)(2) of the Securities Act.  On May 7, 2015, the Company entered into an amendment to the February 8, 2012 promissory note amending the maturity date to February 8, 2016.  On July 7, 2015, The Company entered into an amendment to the July 16, 2012 promissory note amending the maturity date to July 16, 2016.  On August 1, 2015, the Company, entered into amendments to the May 9, 2013 and August 6, 2013 promissory notes amending the maturity dates to May 9, 2016 and August 6, 2016, respectively

Item 6. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
10.1	Promissory Note dated May 5, 2015 in the amount of $5,000
10.2	Amendment to Promissory Note dated May 7, 2015
10.3	Amendment to Promissory Note dated July 7, 2015
10.4	Amendment to Promissory Note dated August 1, 2015
10.5	Amendment to Promissory Note dated August 1, 2015
31	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

Signature Page Follows

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOLLEY MARKETING, INC.

(Registrant)

Date: August 13, 2015

/s/ Steven L. White

Steven L. White, President

(Chief Executive Officer and

Principal Financial Officer)