Form 10-Q
period 2015-09-30
JOLLEY MARKETING INC
filed 2015-11-09
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 9, 2015: 18,113,750

JOLLEY MARKETING, INC.

FORM 10-Q

SEPTEMBER 30, 2015

INDEX

PART I—FINANCIAL INFORMATION

3

Item 1. Financial Statements

3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

8

Item 3. Quantitative and Qualitative Disclosures About Market Risk

9

Item 4. Controls and Procedures

9

PART II – OTHER INFORMATION

10

Item 5. Other Information

10

Item 6. Exhibits

10

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOLLEY MARKETING, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$741	$954
Total Current Assets	741	954

Total Assets	$741	$954

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$12,662	$10,188
Notes payable and accrued interest – related parties	162,960	143,809
Total Current Liabilities	175,622	153,997
Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value,
10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value,
600,000,000 shares authorized,
18,113,750 shares issued and
outstanding	18,114	18,114
Capital in excess of par value	154,181	154,181
Retained Deficit	(347,176)	(325,338)

Total Stockholders' Deficit	(174,881)	(153,043)

Total Liabilities and Stockholders’ Deficit	$741	$954

The accompanying notes are an integral part of these unaudited condensed financial statements.

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
REVENUE	$-	$-	$-	$-

OPERATING EXPENSES:
Professional fees	3,732	3,553	14,389	15,052
Other general and administrative	-	-	100	175
Total Operating Expenses	3,732	3,553	14,489	15,227

LOSS BEFORE OTHER INCOME (EXPENSE)	(3,732)	(3,553)	(14,489)	(15,227)

OTHER INCOME (EXPENSE):
Interest expense – related party	(2,567)	(2,200)	(7,349)	(6,282)
Total Other Income (Expense)	(2,567)	(2,200)	(7,349)	(6,282)

LOSS FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES	(6,299)	(5,753)	(21,838)	(21,509)

CURRENT INCOME TAX BENEFIT (EXPENSE)	-	-	-	-

DEFERRED INCOME TAX BENEFIT (EXPENSE)	-	-	-	-

NET LOSS	$(6,299)	$(5,753)	$(21,838)	$(21,509)

BASIC AND DILUTED LOSS PER
COMMON SHARE:
Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	18,113,750	18,113,750	18,113,750	18,113,750

The accompanying notes are an integral part of these unaudited condensed financial statements.

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(21,838)	$(21,509)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in assets and liabilities:
Increase (decrease) in accrued interest – related party	6,651	6,282
Increase (decrease) in accounts payable	2,474	3,242

Net Cash Used by Operating Activities	(12,713)	(11,985)

Cash Flows From Investing Activities:
Net Cash Provided by Investing Activities	-	-

Cash Flows From Financing Activities:
Payment on notes payable – related party	(3,000)	-
Proceeds from issuance of notes payable – related party	15,500	12,900

Net Cash Provided by Financing Activities	12,500	12,900

Net Increase (Decrease) in Cash	(213)	915

Cash at Beginning of Period	954	374

Cash at End of Period	$741	$1,289

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$697	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

JOLLEY MARKETING, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by Jolley Marketing, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2015 and 2014 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements in the Company’s 2014 annual report on Form 10-K. The results of operations for the periods ended September 30, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the nine months ended September 30, 2015, the Company incurred a net loss of $21,838, had negative cash flows from operating activities, had current liabilities in excess of current assets, and had no revenue-generating activities. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - RELATED PARTY TRANSACTIONS

Notes Payable – During 2009, 2010 and 2011, an entity owned by an officer/shareholder of the Company loaned a total of $53,150 to the Company. The notes are due on demand and bear interest at 8% per annum. During the three months ended September 30, 2015 and 2014, the Company accrued interest expense of $1,063 and $1,063, respectively, on the notes.  During the nine months ended September 30, 2015 and 2014, the Company accrued interest expense of $3,189 and $3,189, respectively, on the notes.  Total accrued interest is $24,030 and $19,778 at September 30, 2015 and December 31, 2014, respectively.

On February 8, 2012 a minority shareholder loaned $3,500 to the Company.  On November 3, 2014, the Company entered into an amendment to the February 8, 2012 promissory note amending the maturity date to February 8, 2015.  On May 7, 2015, the Company entered into an amendment to the February 8, 2012 promissory note amending the maturity date to February 8, 2016.  On March 5, 2012, a related party loaned $3,000 to the Company.  On November 3, 2014, the Company entered into an amendment to the March 5, 2012 promissory note amending the maturity date to March 5, 2015.  This note was repaid on February 18, 2015. On July 16, 2012, a minority shareholder loaned $1,000 to the Company.  On November 3, 2014, the Company entered into an amendment to the July 16, 2012 promissory note amending the maturity date to July 16, 2015.  On July 7, 2015, the Company entered into an amendment to the July 16, 2012 promissory note amending the maturity date to July 16, 2016.  On November 1, 2012 a minority shareholder loaned $1,600 to the Company.    On November 3, 2014, the Company entered into an amendment to the November 1, 2012 promissory note amending the maturity date to November 1, 2015.  On February 4, 2013, a minority shareholder loaned $6,000 to the Company.  On February 9, 2015, the Company entered into an amendment to the February 4, 2013 promissory note amending the maturity date to February 4, 2016.  On March 14, 2013, a minority shareholder loaned $2,850 to the Company.  On February 9, 2015, the Company entered into an amendment to the March 14, 2013 promissory note amending the maturity date to March 14, 2016.  On May 9, 2013 a minority shareholder loaned $5,700 to the Company.  On August 1, 2015, the Company entered into an amendment to the May 9, 2013 note, amending the maturity date to August 6, 2016.  On August 6, 2013 a minority shareholder loaned $12,000 to the Company. On August 1, 2015, the Company entered into an amendment to the August 16, 2013 note, amending the maturity date to August 6, 2016.  On November 7, 2013, a minority shareholder loaned $9,300 to the Company.  On March 18, 2014, a minority shareholder loaned $5,000 to the Company.  On May 8, 2014, a minority shareholder loaned $5,250 to the Company.  On August 4, 2014, a minority shareholder loaned $2,650 to the Company.  On October 15, 2014, a minority shareholder loaned $5,000 to the Company.  On February 18, 2015, a minority shareholder loaned $8,000 to the Company.  On May 5, 2015, a minority shareholder loaned $5,000 to the Company.  On August 13, 2015, a minority shareholder loaned $2,500 to the Company. As of September 30, 2015, the total outstanding balance of these notes payable is $75,350.  These notes are due on demand and bear interest at 8% per annum.  During the three months ended September 30, 2015 and 2014, the Company recorded interest expense of $1,504 and $1,137 respectively, on these notes.  During the nine months ended September 30, 2015 and 2014, the Company recorded interest expense of $4,160 and $3,093 respectively, on these notes.  Total accrued interest is $10,430 and $6,968 at September 30, 2015 and December 31, 2014, respectively.

Management Compensation - During the nine month periods ended September 30, 2015 and 2014, the Company paid no compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space.  Officers/stockholders of the Company have allowed the Company to use their offices as a mailing address, as needed, at no cost to the Company.

NOTE 4 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the board of directors.  No shares of preferred stock are issued and outstanding at September 30, 2015 and December 31, 2014.

Common Stock - The Company has authorized 600,000,000 shares of common stock, $0.001 par value.  The Company has 18,113,750 common shares issued and outstanding at September 30, 2015 and December 31, 2014.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and accounts payable.  The carrying amount of cash and accounts payable approximates fair value because of the short-term nature of these items.

NOTE 6 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Loss available to common
Stockholders (numerator)	$(6,299)	$(5,753)	$(21,838)	$(21,509)

Weighted average number of common
shares outstanding during the period
used in loss per share (denominator)	18,113,750	18,113,750	18,113,750	18,113,750

Dilutive loss per share is equivalent to basic loss per share for the three and nine month periods ended September 30, 2015 and 2014.

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

Three Month Periods Ended September 30, 2015 and 2014

Revenue

Our revenues for the three months ended September 30, 2015 and 2014, were $0 and $0, respectively.

Operating Expenses

For the three months ended September 30, 2015, operating expenses were $3,732, consisting of $3,732 in professional fees and other income (expense) was $2,567 consisting of interest expense of $2,567. For the three months ended September 30, 2014, operating expenses were $3,553, consisting of $3,553 in professional fees and other general and administrative costs of $0. Other income (expense) was $2,200, consisting of interest expense of $2,200.   The Company's interest expense increased during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, due to an increase in the notes payable.

Net Loss

Our net losses for the three months ended September 30, 2015 and 2014 were $6,299 and $5,753, respectively, which resulted in a net loss per share of $0.00 for each period.

Nine Month Periods Ended September 30, 2015 and 2014

Revenue

Our revenues for the nine months ended September 30, 2015 and 2014, were $0 and $0, respectively.

Operating Expenses

For the nine months ended September 30, 2015, operating expenses were $14,488, consisting of $14,388 in professional fees and other general and administrative expenses of $100.  Other income (expense) was $7,349, consisting of interest expense of $7,349. For the nine months ended September 30, 2014, operating expenses were $15,227, consisting of $15,052 in professional fees and other general and administrative expenses of $175.  Other income (expense) was $6,282, consisting of interest expense of $6,282.

Net Loss

Our net losses for the nine months ended September 30, 2015 and 2014 were $21,838 and $21,509, respectively, which resulted in a net loss per share of $0.00 for each period.

Liquidity and Capital Resources

The Company’s balance sheet as of September 30, 2015, reflects total current assets of $741, consisting of cash.  As of September 30, 2015, our current liabilities were $175,622 which included $12,662 in accounts payable, $128,500 in notes payable to related parties, and $34,460 in interest payable.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5. Other Information

On August 13, 2015, we issued an unsecured promissory note to a minority shareholder for funds advanced to the Company for operating capital. The principal amount of the notes is $2,500. And bears interest at 8% per annum. The note is due and payable upon demand. The note was issued without registration under the securities Act by reasons of exemptions from registration afforded by the provisions of Section 4(a)(2) of the Securities Act.

Item 6. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
10.1	Promissory Note, dated August 13, 2015, in the amount of $2,500
31	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

Signature Page Follows

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOLLEY MARKETING, INC.

(Registrant)

Date: November 9, 2015

/s/ Steven L. White

Steven L. White, President

(Chief Executive Officer and Principal Financial Officer)

11