Form 10-K
period 2015-12-31
JOLLEY MARKETING INC
filed 2016-04-14
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

As of April 14, 2016, there were 18,113,750 shares of the registrant’s Common Stock outstanding.

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

The Company is a shell company and is seeking potential business acquisitions or opportunities to enter into in an effort to commence business operations. The Company has been engaged in preliminary discussions with, and has commenced preliminary due diligence on, a potential target company.  The Company has prepared a letter of intent in connection with these preliminary discussions. However, there are currently no definitive agreements with respect to any acquisition, nor can an assurance be given that the Company will ever consummate any such transaction.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Pink under the symbol “JLLM”. The table below sets forth for the periods indicated the quarterly high and low bid prices as reported by the OTC Markets. There was not an active market and no trading volume during fiscal 2015 and 2014. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2015	First	−	−
	Second	−	−
	Third	−	−
	Fourth	−	−

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2014	First	−	−
	Second	−	−
	Third	−	−
	Fourth	−	−

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

Holders

At April 14, 2016, the Company had 43 shareholders of record. The number of record holders was determined from the records of the Company’s transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The Company has appointed Action Stock Transfer Corp., 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, UT 84121, to act as its transfer agent for the Common Stock.

Dividends

The Company has not declared or paid any cash dividends on its Common Stock during the two fiscal years ended December 31, 2015, or in any subsequent period. The Company does not anticipate or contemplate paying dividends on its Common Stock in the foreseeable future. The only restrictions that limit the ability to pay dividends on common equity, or that are likely to do so in the future, are those restrictions imposed by law.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2015, we had not adopted any compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

Purchases of Equity Securities

There were no purchases made during the fourth quarter of the fiscal year ended December 31, 2015, by or on behalf of our Company or any affiliated purchaser of shares or other units of any class of our equity securities registered pursuant to Section 12 of the Exchange Act.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes thereto as included with this report.

Years Ended December 31, 2015 and 2014

At December 31, 2015, we had $216 of available cash on hand and had net losses for the years ended December 31, 2015 and 2014 of $30,761 and $28,012, respectively. During the years ended December 31, 2015 and 2014, the revenues were $0 and $0 respectively.

Expenses for the year ended December 31, 2015, consisted of professional fees of $19,806 general and administrative expenses of $1,025 and interest expense of $9,930. Expenses for the year ended December 31, 2014, consisted of professional fees of $18,676, general and administrative expenses of $750 and interest expense of $8,586.

Liquidity and Capital Resources

At December 31, 2015, we had total assets of $216, consisting of cash on hand. Liabilities consisted of $17,079 in accounts payable, and $166,941 in notes payable and accrued interest to related parties. We had negative net working capital of $157,604 at December 31, 2015.

We anticipate our expenses for the next twelve months will be approximately $30,000. At the present time management does not believe the Company has sufficient working capital to meet its needs for the year ending December 31, 2016. Therefore, management will seek financing through loans or sale of common stock. Management anticipates that it may rely on advances from our president, or shareholders, to meet the Company’s short-term cash needs. However, the Company has no agreements to that effect.

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

Off-Balance Sheet Arrangements

During the years ended December 31, 2015 and 2014, we did not engage in any off-balance sheet arrangements.

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

Our management, with the participation of the PFO, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013) in Internal Control — Integrated Framework. Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2015.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter ended December 31, 2015, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 2, 2016, the Company entered into an amendment to a February 8, 2012 note from a minority shareholder for $3,500, amending the maturity date to February 8, 2017.  On March 2, 2016, the Company entered into an amendment to a February 4, 2013 note from a minority shareholder for $6,000, amending the maturity date to February 4, 2017.  On March 2, 2016, the Company entered into an amendment to a March 14, 2013 note from a minority shareholder for $2,850, amending the maturity date to March 14, 2017.  On March 2, 2016, the Company entered into an amendment to the March 18, 2014 note from a minority shareholder for $5,000, amending the maturity date to March 18, 2017.  On November 20, 2015, a minority shareholder loaned $1,000 to the Company.  On December 28, 2015, a minority shareholder loaned $400 to the Company.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

The following table sets forth the name and age of, and position or positions held by, our sole executive officer and director

Name	Age	Position(s)	Director Since	Employment Background and Directorships
Steven L. White	61	Director, President, Chief Executive Officer, Secretary and Treasurer	August 2007

Mr. White currently serves as the President, CEO, Secretary, and Treasurer of the Company and has served in those offices since August of 2007. Mr. White earned his Bachelor of Science Degree from Brigham Young University in 1980 with a major in accounting and a minor in English. He is a member of the American Institute of Certified Public Accountants and has been employed by firms located in Utah and Colorado. Since 1983, Mr. White has been employed in private accounting and has been the controller of several small businesses. He is the owner and president and director of Sparrow, Inc., a small consulting business from 2000 to present; the president and director of eNutrition, Inc., from 2000 to 2003, a publicly traded company which sold nutritional products; the president and director of Excel Publishing, Inc., a publicly traded small publishing company from the fall of 2002 to the spring of 2003; the president and director of New Horizon Education, Inc., a publicly traded educational software company from 1998 to 2003; and the controller and chief financial officer of Phoenix Ink, LLC, a financial newsletter publisher, from 1999 to 2001. Mr. White is currently serving as a director and officer of Jolley Marketing, Inc. which is a reporting company.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Steven L. White has served as our chief executive officer since August 2007. Neither Mr. White nor any other person received compensation from us during the years ended December 31, 2015 or 2014, which would be reportable pursuant to this item.

Equity Awards

Neither Mr. White nor any other person held any unexercised options, stock that had not vested, or equity incentive plan awards at December 31, 2015.

Director Compensation

No compensation was paid to or earned by any director during the year ended December 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners of More than Five Percent, Directors, and Management

The following table sets forth certain information from reports filed by the named parties, or furnished by current management, concerning the ownership of our Common Stock as of April 14, 2016, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our Common Stock; (ii) all directors and named executive officers; and (iii) our directors, named executive officers, and executive officers as a group:

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

(2)

Applicable percentages are based on 18,113,750 shares of our Common Stock outstanding on April 14, 2016.

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

Equity Compensation Plan Information

As of December 31, 2015, the Company had not adopted any compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Steven L. White, our sole officer and director, provides office space at no cost to us. This arrangement is not evidenced by a written agreement. The arrangement may be terminated at any time by Mr. White.

During 2009, 2010 and 2011, an entity owned by an officer/shareholder of the Company loaned a total of $53,150 to the Company. The notes are due on demand and bear interest at 8% per annum. During the years ended December 31, 2015 and 2014, the Company accrued interest expense of $4,252 and $4,252, respectively, on the notes.   Total accrued interest is $25,092 and $20,841 at December 31, 2015 and 2014, respectively.

On February 8, 2012 a minority shareholder loaned $3,500 to the Company.  On November 3, 2014, the Company entered into an amendment to the February 8, 2012 promissory note amending the maturity date to February 8, 2015.  On May 7, 2015, the Company entered into an amendment to the February 8, 2012 promissory note amending the maturity date to February 8, 2016.  On March 2, 2016, the Company entered into an amendment to the February 8, 2012 note, amending the maturity date to February 8, 2017.  On March 5, 2012, a related party loaned $3,000 to the Company.  On November 3, 2014, the Company entered into an amendment to the March 5, 2012 promissory note amending the maturity date to March 5, 2015.  This note was repaid on February 18, 2015. On July 16, 2012, a minority shareholder loaned $1,000 to the Company.  On November 3, 2014, the Company entered into an amendment to the July 16, 2012 promissory note amending the maturity date to July 16, 2015.  On July 7, 2015, the Company entered into an amendment to the July 16, 2012 promissory note amending the maturity date to July 16, 2016.  On November 1, 2012 a minority shareholder loaned $1,600 to the Company.    On November 3, 2014, the Company entered into an amendment to the November 1, 2012 promissory note amending the maturity date to November 1, 2015.  On February 4, 2013, a minority shareholder loaned $6,000 to the Company.  On February 9, 2015, the Company entered into an amendment to the February 4, 2013 promissory note amending the maturity date to February 4, 2016.  On March 2, 2016, the Company entered into an amendment to the February 4, 2013 note, amending the maturity date to February 4, 2017. On March 14, 2013, a minority shareholder loaned $2,850 to the Company.  On February 9, 2015, the Company entered into an amendment to the March 14, 2013 promissory note amending the maturity date to March 14, 2016.  On March 2, 2016, the Company entered into an amendment to the March 14, 2013 note, amending the maturity date to March 14, 2017. On May 9, 2013 a minority shareholder loaned $5,700 to the Company.  On August 1, 2015, the Company entered into an amendment to the May 9, 2013 note, amending the maturity date to August 6, 2016.  On August 6, 2013 a minority shareholder loaned $12,000 to the Company. On August 1, 2015, the Company entered into an amendment to the August 16, 2013 note, amending the maturity date to August 6, 2016.  On November 7, 2013, a minority shareholder loaned $9,300 to the Company.  On November 7, 2015, the Company entered into an amendment to the November 7, 2013 note extending the maturity date to November 7, 2017. On March 18, 2014, a minority shareholder loaned $5,000 to the Company.  On March 2, 2016, the Company entered into an amendment to the March 18, 2014 note, amending the maturity date to March 18, 2017.  On May 8, 2014, a minority shareholder loaned $5,250 to the Company.  The note bears interest of 8% and is due on May 8, 2016. On August 4, 2014, a minority shareholder loaned $2,650 to the Company. The note bears interest of 8% and is due August 4, 2016. On October 15, 2014, a minority shareholder loaned $5,000 to the Company. The note bears interest of 8% and is due October 15, 2016. On February 18, 2015, a minority shareholder loaned $8,000 to the Company. The note bears interest of 8% and is due February 18, 2017. On May 5, 2015, a minority shareholder loaned $5,000 to the Company. The note bears interest of 8% and is due May 5, 2017. On August 13, 2015, a minority shareholder loaned $2,500 to the Company. The note bears interest of 8% and is due August 13, 2017. On November 20, 2015, a minority shareholder loaned $1,000 to the Company. The note bears interest of 8% and is due November 20, 2017. On December 28, 2015, a minority shareholder loaned $400 to the Company. The note bears interest of 8% and is due December 28, 2017.

As of December 31, 2015, the total outstanding balance of these notes payable is $76,750. During the year ended December 31, 2015 and 2014, the Company recorded interest expense of $5,678 and $4,334 respectively, on these notes.  Total accrued interest is $11,949 and $6,968 at December 31, 2015 and December 31, 2014, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2015 were $12,310 and $12,450 the fiscal year ended December 31, 2014.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the fiscal years ended December 31, 2015 and 2014.

Tax Fees

There were no fees billed for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning in the fiscal years ended December 31, 2015 and 2014.

All Other Fees

There were no other fees billed for products or services provided by the principal accountants, other than those previously reported above, for the fiscal years ended December 31, 2015 and 2014.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed with this report:

Reports of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2015 and 2014

Statements of Operations for the years ended December 31, 2015 and 2014

Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2015 and 2014

Statements of Cash Flows for the years ended December 31, 2015 and 2014

Notes to Financial Statements

Exhibits

The following exhibits are included with this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
3.1	Amended Articles of Incorporation effective July 11, 2011	10-K	000-53500	3.1	3/26/12
3.2	Bylaws	10	000-53500	3.2	11/18/08
4.1	Form of Common Stock Certificate	10	000-53500	4.1	11/18/08
4.2	Form of Registration Rights Agreement for Stockholders from Private Offering Completed August 6, 2008, with schedule of investors	10	000-53500	4.2	11/18/08
4.3	Form of Registration Rights Agreement for Other Stockholders, with schedule of investors	10	000-53500	4.3	11/18/08
10.1	Registration Rights Agreement dated August 1, 2008, with Steven L. White (included in Exhibit 4.2)	10	000-53500	10.1	11/18/08
10.2	Promissory Note dated April 16, 2009 in the amount of $6,000 payable to Lorikeet, Inc.	10-Q	000-53500	10.1	8/12/10
10.3	Promissory Note dated May 4, 2009 in the amount of $5,000 payable to Lorikeet, Inc.	10-Q	000-53500	10.2	8/12/10
10.4	Promissory Note dated June 12, 2009 in the amount of $5,000 payable to Lorikeet, Inc.	10-Q	000-53500	10.3	8/12/10
10.5	Promissory Note dated July 20, 2009 in the amount of $2,500 payable to Lorikeet, Inc.	10-Q	000-53500	10.4	8/12/10
10.6	Promissory Note dated September 3, 2009 in the amount of $2,000 payable to Lorikeet, Inc.	10-Q	000-53500	10.5	8/12/10
10.7	Promissory Note dated September 28, 2009 in the amount of $500 payable to Lorikeet, Inc.	10-Q	000-53500	10.6	8/12/10
10.8	Promissory Note dated November 9, 2009 in the amount of $3,600 payable to Lorikeet, Inc.	10-Q	000-53500	10.7	8/12/10
10.9	Promissory Note dated November 16, 2009 in the amount of $3,900 payable to Lorikeet, Inc.	10-Q	000-53500	10.8	8/12/10
10.10	Promissory Note dated December 22, 2009 in the amount of $2,500 payable to Lorikeet, Inc.	10-Q	000-53500	10.9	8/12/10
10.11	Promissory Note dated March 29, 2010 in the amount of $4,500 payable to Lorikeet, Inc.	10-Q	000-53500	10.10	8/12/10
10.12	Promissory Note dated July 12, 2010 in the amount of $5,000 payable to Lorikeet, Inc.	10-Q	000-53500	10.11	8/12/10
10.13	Promissory Note dated September 24, 2010 in the amount of $1,000 payable to Lorikeet, Inc.	10-Q	000-53500	10.1	10/19/10
10.14	Promissory Note dated December 27, 2010 in the amount of $3,000 payable to Lorkeet, Inc.	10-K	000-53500	10.14	3/31/11
10.15	Promissory Note dated March 4, 2011 in the amount of $3,650 payable to Lorikeet, Inc.	10-K	000-53500	10.6	3/26/12
10.16	Promissory Note dated May 2, 2011 in the amount of $5,000 payable to Lorikeet, Inc.	10-K	000-53500	10.7	3/26/12
10.17	Promissory Note dated February 8, 2012, in the amount of $3,500 payable to McKinley Enterprise Inc. Profit Sharing Plan Inc.	10-K	000-53500	10.18	3/15/13
10.18	Promissory Note dated March 5, 2012, in the amount of $3,000 payable to Jackie O’Reilly	10-K	000-53500	10.19	3/15/13
10.19	Promissory Note dated July 16, 2012, in the amount of $1,000 payable to McKinley Enterprise Inc. Profit Sharing Plan Inc.	10-Q	000-53500	10.1	11/7/12
10.20	Promissory Note dated November 1, 2012, in the amount of $1,600 payable to McKinley Enterprise Inc. Profit Sharing Plan Inc.	10-Q	000-53500	10.3	11/7/12
10.21	Promissory Note dated February 4, 2013 in the amount of $6,000	10-Q/A	000-53500	10.1	5/24/13
10.22	Promissory Note dated March 14, 2013 in the amount of $2,850	10-Q/A	000-53500	10.2	5/24/13
10.23	Promissory Note dated May 9, 2013 in the amount of $5,700	10-Q/A	000-53500	10.1	9/18/13
10.24	Promissory Note dated August 6, 2013 in the amount of $12,000	10-Q	000-53500	10.1	11/13/13
10.25	Promissory Note dated November 7, 2013 in the amount of $9,300	10-K	000-53500	10.25	3/17/14

10.26	Promissory Note dated March 18, 2014 in the amount of $5,000	10-Q	000-53500	10.1	5/13/14
10.27	Promissory Note dated May 8, 2014 in the amount of $5,250	10-Q	000-53500	10.1	8/8/14
10.28	Promissory Note dated August 4, 2014 in the amount of $2,650	10-Q	000-53500	10.1	11/12/14
10.29	Amendment to Promissory Note dated February 8, 2012	10-Q	000-53500	10.1	11/12/14
10.30	Amendment to Promissory Note dated March 5, 2012	10-Q	000-53500	10.1	11/12/14
10.31	Amendment to Promissory Note dated May 2, 2012	10-Q	000-53500	10.1	11/12/14
10.32	Amendment to Promissory Note dated July 16, 2012	10-Q	000-53500	10.1	11/12/14
10.33	Amendment to Promissory Note dated August 7, 2012	10-Q	000-53500	10.1	11/12/14
10.34	Amendment to Promissory Note dated November 1, 2012	10-Q	000-53500	10.1	11/12/14
10.35	Promissory Note dated October 15, 2014 in the amount of $5,000	10-K	000-53500	10.35	2/27/15
10.36	Amendment to Promissory Note dated March 14, 2013	10-K	000-53500	10.36	2/27/15
10.37	Amendment to Promissory Note dated February 4, 2013	10-K	000-53500	10.37	2/27/15
10.38	Promissory Note dated February 8, 2015	10-Q	000-53500	10.1	5/8/15
10.39	Amendment to Promissory Note dated February 8, 2012	10Q	000-53500	10.2	5/8/15
10.40	Promissory Note dated May 5, 2015	10-Q	000-53500	10.1	8/13/15
10.41	Amendment to Promissory Note dated May 7, 2015	10-Q	000-53500	10.2	8/13/15
10.42	Amendment to Promissory Note dated July 7, 2015	10-Q	000-53500	10.3	8/13/15
10.43	Amendment to Promissory Note dated August 1, 2015	10-Q	000-53500	10.4	8/13/15
10.44	Amendment to Promissory Note dated August 1, 2015	10-Q	000-53500	10.5	8/13/15
10.45	Promissory Note dated August 13, 2015	10-Q	000-53500	10.1	11/9/15
10.46	Amendment to Promissory Note dated March 18, 2014					X
10.47	Amendment to Promissory Note dated February 4, 2013					X
10.48	Amendment to Promissory Note dated March 14, 2013					X
10.49	Amendment to Promissory Note dated February 8, 2012					X
10.50	Promissory Note dated November 20, 2015					X
10.51	Promissory Note dated December 28, 2015					X
10.52	Amendment to Promissory Note dated November 7, 2013					X
16.1	Auditor’s Letter	8-K	000-53500	16.1	9/30/15
31.1	Rule 13a-14(a) Certification by Principal Executive and Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive and Principal Financial Officer					X
99.1	Agreement with Middle East General Consulting LTD	8-K	000-53500	99.1	7/21/15
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

[SIGNATURE PAGE FOLLOWS]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jolley Marketing, Inc.

Date: April 14, 2016

By: /s/ Steven L. White

Steven L. White, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: April 14, 2016

/s/ Steven L. White

Steven L. White, Director and President (Principal Executive, Financial, and Accounting Officer)

JOLLEY MARKETING, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

JOLLEY MARKETING, INC.

Heaton & Company, PLLC
Kristofer Heaton, CPA William R. Denney, CPA 240 N. East Promontory Suite 200 Farmington, Utah 84025 (T) 801.218.3523 heatoncpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Jolley Marketing, Inc.

We have audited the accompanying balance sheet of Jolley Marketing, Inc. (the Company) as of December 31, 2015, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jolley Marketing, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has negative working capital and has not generated revenues to cover operating expenses.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Heaton & Company, PLLC

Farmington, Utah

April 13, 2016

Russell E. Anderson, CPA Russ Bradshaw, CPA William R. Denney, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

Jolley Marketing, Inc.

We have audited the accompanying balance sheet of Jolley Marketing, Inc.  (“the Company”) as of December 31, 2014, and the related statements of operations, changes in stockholders’ (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jolley Marketing, Inc. as of December 31, 2014, and the results of its operations, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anderson Bradshaw PLLC

Salt Lake City, Utah

February 17, 2015

5296 S. Commerce Dr. Suite 300 Salt Lake City, Utah 84107 USA (T) 801.281.4700 (F) 801.281.4701 abcpas.net

JOLLEY MARKETING, INC.

BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2014	2015
CURRENT ASSETS:
Cash	$954	$216
Total Current Assets	954	216

Total Assets	$954	$216

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$10,188	$17,079
Notes payable and accrued interest – related party	143,809	140,741
Total Current Liabilities	153,997	157,820

LONG-TERM LIABILITIES:
Notes payable – related party	-	26,200

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 600,000,000 shares authorized, 18,113,750 shares issued and outstanding	18,114	18,114
Capital in excess of par value	154,181	154,181
Retained Deficit	(325,338)	(356,099)

Total Stockholders’ Deficit	(153,043)	(183,804)

Total Liabilities and Stockholders’ Deficit	$954	$216

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

STATEMENTS OF OPERATIONS

	For the year	For the year
	Ended	Ended
	December 31,	December 31,
	2014	2015

REVENUE	$-	$-

OPERATING EXPENSES:
Professional fees	18,676	19,806
Other general and administrative	750	1,025
Total Operating Expenses	19,426	20,831

LOSS BEFORE OTHER INCOME (EXPENSE)	(19,426)	(20,831)

OTHER INCOME (EXPENSE):
Interest expense – related party	(8,586)	(9,930)
Total Other Income (Expense)	(8,586)	(9,930)
LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(28,012)	(30,761)

CURRENT INCOME TAX BENEFIT (EXPENSE)	-	-

DEFERRED INCOME TAX BENEFIT (EXPENSE)	-	-

NET LOSS	$(28,012)	$(30,761)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Net loss per common share	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	18,113,750	18,113,750

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Preferred Stock		Common Stock		Capital in Excess of Par	Retained	Total
	Shares	Amount	Shares	Amount	Value	Deficit	Deficit

BALANCE, December 31, 2013	-	-	18,113,750	18,114	154,181	(297,326)	(125,031)
NET LOSS	-	-	-	-	-	(28,012)	(28,012)

BALANCE, December 31, 2014	-	$-	18,113,750	$18,114	$154,181	$(325,338)	$(153,043)
NET LOSS	-	-	-	-	-	(30,761)	(30,761)

BALANCE, December 31, 2015	-	$-	18,113,750	$18,114	$154,181	$(356,099)	$(183,804)

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

STATEMENTS OF CASH FLOWS

	For the year	For the year
	Ended	Ended
	December 31,	December 31,
	2014	2015

Cash Flows From Operating Activities:
Net loss	$(28,012)	$(30,761)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in assets and liabilities:
(Increase) decrease in prepaid expense	-	-
Increase (decrease) in accounts payable	2,106	6,890
Increase in accrued interest – related party	8,586	9,233

Net cash used by
operating activities	(17,320)	(14,638)

Cash Flows From Investing Activities:
Net cash provided by investing activities	-	-

Cash Flows From Financing Activities:
Payments on notes payable – related party	-	-
Proceeds from issuance of notes payable – related party	17,900	13,900

Net cash provided by financing activities	17,900	13,900

Net Increase (Decrease) in Cash	580	(738)

Cash at Beginning of Period	374	954

Cash at End of Period	$954	$216

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$697
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

JOLLEY MARKETING, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Jolley Marketing, Inc. (the “Company”) was organized under the laws of the State of Nevada on December 3, 1998. The Company sold lighting products to industrial, commercial, and residential customers through June 2008, when the Company discontinued its operations.

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

Impairment of Long-Lived Assets - The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value of assets to be used and fair value less disposal cost for assets to be disposed of) is expected to be less than the carrying value.  Triggering events, which signal further analysis, consist of a significant decrease in the asset's market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued loss associated with assets used to generate revenue.  The Company has no long-lived assets as of December 31, 2015 and 2014.

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

The Company adopted ASC 740, Accounting for Uncertainty in Income Taxes on January 1, 2007.  This interpretation requires recognition and measurement of uncertain tax positions using a "more-likely-than-not" approach, requiring the recognition and measurement of uncertain tax positions.  The adoption of ASC 740 had no material impact on the Company's financial statements. (See Note 5 below).

Earnings (Loss) Per Share - The basic computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC 260, "Earnings Per Share." (See Note 7).

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the year ended December 31, 2015, the Company incurred a net loss of $30,761, had negative cash flows, and has no operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - RELATED PARTY TRANSACTIONS

Notes Payable – During 2009, 2010 and 2011 an entity owned by an officer/shareholder of the Company loaned a total of $53,150 to the Company. The notes are due on demand and bear interest at 8% per annum. For the years ended December 31, 2014 and 2015, the Company accrued interest expense of $4,252 and $4,252, respectively, on the notes. Total accrued interest is $20,840 and $25,092 at December 31, 2014 and December 31, 2015, respectively.

On February 8, 2012 a minority shareholder loaned $3,500 to the Company. On March 5, 2012, a related party loaned $3,000 to the Company. This note was paid in full in 2015. On July 16, 2012, a minority shareholder loaned $1,000 to the Company.

On February 4, 2013, a minority shareholder loaned $6,000 to the Company.  On February 9, 2015, the Company entered into an amendment to the February 4, 2013 promissory note amending the maturity date to February 4, 2016.  On March 2, 2016, the Company entered into an amendment to the February 4, 2013 note, amending the maturity date to February 4, 2017. On March 14, 2013, a minority shareholder loaned $2,850 to the Company.  On February 9, 2015, the Company entered into an amendment to the March 14, 2013 promissory note amending the maturity date to March 14, 2016.  On March 2, 2016, the Company entered into an amendment to the March 14, 2013 note, amending the maturity date to March 14, 2017. On May 9, 2013 a minority shareholder loaned $5,700 to the Company.  On August 1, 2015, the Company entered into an amendment to the May 9, 2013 note, amending the maturity date to August 6, 2016.  On August 6, 2013 a minority shareholder loaned $12,000 to the Company. On August 1, 2015, the Company entered into an amendment to the August 16, 2013 note, amending the maturity date to August 6, 2016.

On March 18, 2014, a minority shareholder loaned $5,000 to the Company. On March 2, 2016, the Company entered into an amendment to the March 18, 2014 note, amending the maturity date to March 18, 2017. On May 8, 2014, a minority shareholder loaned $5,250 to the Company. The note bears interest of 8% and is due on May 8, 2016. On August 4, 2014, a minority shareholder loaned $2,650 to the Company. The note bears interest of 8% and is due on August 4, 2016. On October 15, 2014, a minority shareholder loaned $5,000 to the Company. The note bears interest of 8% and is due October 15, 2016.

Long-Term Debt

On November 7, 2013, a minority shareholder loaned $9,300 to the Company.  On November 7, 2015, the Company entered into an amendment to the November 7, 2013 note extending the maturity date to November 7, 2017.

On February 18, 2015, a minority shareholder loaned $8,000 to the Company. The note bears interest of 8% and is due February 18, 2017. On May 5, 2015, a minority shareholder loaned $5,000 to the Company. The note bears interest of 8% and is due May 5, 2017. On August 13, 2015, a minority shareholder loaned $2,500 to the Company. The note bears interest of 8% and is due August 13, 2017. On November 20, 2015, a minority shareholder loaned $1,000 to the Company. The note bears interest of 8% and is due November 20, 2017. On December 28, 2015, a minority shareholder loaned $400 to the Company. The note bears interest of 8% and is due December 28, 2017.

Maturities on long-term debt are as follows:

2016	$-
2017	26,200
$26,200

As of December 31, 2015, the total outstanding balance of these notes payable is $76,750. During the year ended December 31, 2014 and 2015, the Company recorded interest expense of $4,334 and $5,678 respectively, on these notes. Total accrued interest is $6,968 and $12,646 at December 31, 2014 and December 31, 2015, respectively.

Management Compensation – During the years ended December 31, 2014 and 2015, the Company paid no compensation to its officers and directors.

Office Space – The Company has not had a need to rent office space. Officers/stockholders of the Company have allowed the Company to use their offices as a mailing address, as needed, at no cost to the Company.

NOTE 4 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at December 31, 2014 and 2015.

Common Stock - The Company has authorized 600,000,000 shares of common stock, $0.001 par value.  The Company has 18,113,750 common shares issued and outstanding at December 31, 2014 and 2015.

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.”  This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

The Company has available at December 31, 2015, net operating loss carryforwards of approximately $214,600 which may be applied against future taxable income which expire in 2026 through 2035.  If there are substantial changes in the Company’s ownership, there may be an annual limitation on the amount of net operating loss carryforwards which can be utilized.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to the net deferred tax assets and, therefore, no deferred tax assets have been recognized.  The net deferred tax assets are approximately $29,100 and $32,420 as of December 31, 2014 and 2015, respectively, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the year ended December 31, 2015 is approximately $3,320.

The Company adopted the provisions of ASC 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. The Company has no tax positions at December 31, 2014 and 2015 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the period ended December 31, 2014 and 2015, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2014 and 2015.

The tax years 2014, 2013, and 2012 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

NOTE 6 - Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and accounts payable. The carrying amount of cash and accounts payable approximates fair value because of the short-term nature of these items.

NOTE 7 - Loss per Share

The following data shows the amounts used in computing loss per share for the periods presented:

	For the years ended December 31,
	2014	2015
Loss available to common
Stockholders (numerator)	$(28,012)	$(30,761)

Weighted average number of common
shares outstanding during the period
used in loss per share (denominator)	18,113,750	18,113,750

Dilutive loss per share was not presented; however, there was no impact because the Company had no common equivalent shares for any of the periods presented that would affect the computation of diluted loss per share.  Furthermore, as the Company has losses for the periods ended December 31, 2015 and 2014, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculation.

NOTE 8 - SUBSEQUENT EVENTS

On March 2, 2016 the Company amended the maturity dates of several promissory notes extending the maturity dates to 2017.

The Company has evaluated subsequent events from the balance sheet date to the date the financial statements were issued and has concluded that no additional recognized or nonrecognized subsequent events have occurred since December 31, 2015.