Form 10-Q
period 2016-03-31
JOLLEY MARKETING INC
filed 2016-05-13
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 13, 2016: 18,113,750

JOLLEY MARKETING, INC.

FORM 10-Q

MARCH 31, 2016

INDEX

PART I—FINANCIAL INFORMATION

3

Item 1. Financial Statements

3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

9

Item 3. Quantitative and Qualitative Disclosures About Market Risk

10

Item 4. Controls and Procedures

10

PART II – OTHER INFORMATION

11

Item 6. Exhibits

11

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOLLEY MARKETING, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$216	$216
Total Current Assets	216	216

Total Assets	$216	$216

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$19,601	$17,079
Notes payable and accrued interest – related parties	151,359	140,741
Total Current Liabilities	170,960	157,820
LONG-TERM LIABILITIES: Notes payable – related party	18,200	26,200

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 600,000,000 shares authorized, 18,113,750 shares issued and outstanding	18,114	18,114
Capital in excess of par value	154,181	154,181
Retained Deficit	(361,239)	(356,099)

Total Stockholders' Deficit	(188,944)	(183,804)

Total Liabilities and Stockholders’ Deficit	$216	$216

The accompanying notes are an integral part of these unaudited condensed financial statements.

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three
	Months Ended
	March 31,
	2015	2016
REVENUE	$-	$-

OPERATING EXPENSES:
Professional fees	6,892	2,522
Other general and administrative	100	-
Total Operating Expenses	6,992	2,522

LOSS BEFORE OTHER INCOME (EXPENSE)	(6,992)	(2,522)

OTHER INCOME (EXPENSE):
Interest expense – related party	(2,280)	(2,618)
Total Other Income (Expense)	(2,280)	(2,618)

LOSS FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES	(9,272)	(5,140)

CURRENT INCOME TAX BENEFIT (EXPENSE)	-	-

DEFERRED INCOME TAX BENEFIT (EXPENSE)	-	-

NET LOSS	$(9,272)	$(5,140)

BASIC AND DILUTED LOSS PER
COMMON SHARE:
Net loss per common share	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	18,113,750	18,113,750

The accompanying notes are an integral part of these unaudited condensed financial statements.

JOLLEY MARKETING, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2015	2016
Cash Flows From Operating Activities:
Net loss	$(9,272)	$(5,140)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in assets and liabilities:
Increase (decrease) in accrued interest – related party	1,583	2,618
Increase (decrease) in accounts payable	2,318	2,522

Net Cash Used by Operating Activities	(5,371)	-

Cash Flows From Investing Activities:
Net Cash Provided by Investing Activities	-	-

Cash Flows From Financing Activities:
Payment on notes payable – related party	(3,000)	-
Proceeds from issuance of notes payable – related party	8,000	-

Net Cash Provided by Financing Activities	5,000	-

Net Increase (Decrease) in Cash	(371)	-

Cash at Beginning of Period	954	216

Cash at End of Period	$583	$216

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$697	$-
Income taxes	$100	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

JOLLEY MARKETING, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by Jolley Marketing, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2015 and 2016 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 audited financial statements in the Company’s 2015 annual report on Form 10-K. The results of operations for the periods ended March 31, 2015 and 2016 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the three months ended March 31, 2016, the Company incurred a net loss of $5,140, had negative cash flows from operating activities, had current liabilities in excess of current assets, and had no revenue-generating activities. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - RELATED PARTY TRANSACTIONS

Notes Payable – During 2009, 2010 and 2011 an entity owned by an officer/shareholder of the Company loaned a total of $53,150 to the Company. The notes are due on demand and bear interest at 8% per annum. During the three months ended March 31, 2015 and 2016, the Company accrued interest expense of $1,063 and $1,063, respectively, on the notes. Total accrued interest is $25,092 and $26,155 at December 31, 2015 and March 31, 2016, respectively.

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

Long-Term Debt – On November 7, 2013, a minority shareholder loaned $9,300 to the Company.  On November 7, 2015, the Company entered into an amendment to the November 7, 2013 note extending the maturity date to November 7, 2017.

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

As of March 31, 2016, the total outstanding balance of these notes payable is $76,750. During the three months ended March 31, 2016 and 2015, the Company recorded interest expense of $1,555 and $1,217 respectively, on these notes. Total accrued interest is $13,504 and $11,949 at March 31, 2016 and December 31, 2015 respectively.

Management Compensation – During the three month periods ended March 31, 2015 and 2016, the Company paid no compensation to its officers and directors.

Office Space – The Company has not had a need to rent office space.  Officers/stockholders of the Company have allowed the Company to use their offices as a mailing address, as needed, at no cost to the Company.

NOTE 4 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the board of directors.  No shares of preferred stock are issued and outstanding at March 31, 2016 and December 31, 2015.

Common Stock - The Company has authorized 600,000,000 shares of common stock, $0.001 par value.  The Company has 18,113,750 common shares issued and outstanding at March 31, 2016 and December 31, 2015.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and accounts payable.  The carrying amount of cash and accounts payable approximates fair value because of the short-term nature of these items.

NOTE 6 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:

	For the three months ended March 31,
	2015	2016
Loss available to common
Stockholders (numerator)	$(9,272)	$(5,140)

Weighted average number of common
shares outstanding during the period
used in loss per share (denominator)	18,113,750	18,113,750

Dilutive loss per share is equivalent to basic loss per share for the three-month periods ended March 31, 2015 and 2016.

NOTE 7 - SUBSEQUENT EVENTS

On April 29, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Creative Medical Technologies, Inc. (“CMT”), a Nevada corporation, Steven L. White (“Mr. White”), and Jolley Acquisition Corp., a newly created Nevada corporation and wholly owned subsidiary of the Company.  At the closing of the transaction Merger Sub will be merged with and into CMT.  CMT will be the surviving corporation of the merger and will become a wholly owned subsidiary of the Company. Mr. White is the majority shareholder of the Company, and at closing of the Merger Agreement, Mr. White has agreed to sell his 15,100,000 shares of common stock to the Company for $5,000, after which time the shares will be cancelled by the Company.

In connection with the merger, CMT will cause its parent to advance a total of $25,000 to the Company for payment of certain obligations. Prior to the execution of the Merger Agreement, the parent of CMT advanced to the Company $8,255.70 for the payment of certain accounts payable and $5,000 for repayment of certain notes payable.  At closing, CMT will cause its parent to advance $5,000 for the retirement of Mr. White’s shares and the balance of the $25,000 for the payment of remaining accounts payable of the Company.  Following closing, the amounts advanced by the parent of CMT will be evidenced by a promissory note under terms reasonable acceptable to the post-closing Board of Directors of the Company.  In addition, the Company has agreed to settle all outstanding promissory notes payable, except for promissory notes not exceeding $20,000, which are proposed to be paid following closing.

At the Effective Time (as defined in the Merger Agreement) each share of common stock, no par value, of CMT (the “CMT Common Stock”), issued and outstanding immediately prior to the Effective Time will be converted into the right to receive 6.4666666 shares of common stock, par value $0.001 per share, of the Company (the “JLLM Common Stock”), to the effect that the shareholders of CMT will own not less than 97,000,000 common shares or approximately 97% of the Company’s Common Stock. Upon closing of the Merger Agreement, the Company anticipates that it would have 100,013,750 shares of Common Stock outstanding, including the 97,000,000 shares to be issued to the shareholders of CMT and taking into account the cancellation of the 15,100,000 shares owned by Mr. White.

Each share of common stock, no par value, of Merger Sub issued and outstanding immediately prior to the Effective Time will be converted into and be exchanged for one hundred (100) newly and validly issued, fully paid and nonassessable share of common stock, par value $0.001 per share, of CMT. Any shares issued pursuant to the conversion provisions contained in the Merger Agreement will not be and have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The closing of the Merger and the consummation of the other transactions contemplated by the Merger Agreement are scheduled to take place on May 18, 2016 and is subject to certain conditions, including no material changes in the business or financial condition of the entities and the continued accuracy of the representations and warranties of the parties contained in the Merger Agreement.

Prior to closing the Company will authorize the appointment of Timothy Warbington, Donald Dickerson, Thomas Ichim, PhD, and Amit Patel, MD as directors of JLLM effective immediately following the closing of the Merger Agreement.

In connection with the anticipated closing of the Merger Agreement, the Company has entered into agreements with its note holders to cancel the debt evidenced by the promissory notes, except for $20,000 which will be paid after closing.

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

As disclosed in Note 7 above, we have entered into an Agreement and Plan of Merger to acquire Creative Medical Technologies, Inc., a Nevada corporation (“CMT”), which we anticipate will close on May 18, 2016.

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

Three Month Periods Ended March 31, 2015 and 2016

Revenue

Our revenues for the three months ended March 31, 2015 and 2016, were $0 and $0, respectively.

Operating Expenses

For the three months ended March 31, 2015, operating expenses were $9,272, consisting of $6,892 in professional fees and other income (expense) was $2,380 consisting of interest expense of $2,280 and other general expenses of $100. For the three months ended March 31, 2016, operating expenses were $2,522, consisting of $2,522 in professional fees and other general and administrative costs of $0. Other income (expense) was $2,618, consisting of interest expense of $2,618.   The Company's interest expense increased during the three months ended March 31, 2015 as compared to the three months ended March 31, 2016, due to an increase in the notes payable.

Net Loss

Our net losses for the three months ended March 31, 2015 and 2016 were $9,272 and $5,140, respectively, which resulted in a net loss per share of $0.00 for each period.

Liquidity and Capital Resources

The Company’s balance sheet as of March 31, 2016, reflects total current assets of $216, consisting of cash.  As of March 31, 2016, our current liabilities were $170,960 which included $19,601 in accounts payable, $111,700 in notes payable to related parties, and $39,659 in interest payable.  Long-term debt of $18,200 on the balance sheet consists of notes payable to related parties.

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

We have no other assets or line of credit, other than that which present management may agree to extend to or invest in us, nor do we expect to have one before a merger is affected.  We will carry out our business plan, as discussed above. We cannot predict to what extent our liquidity and capital resources will be diminished prior to the consummation of a business combination or whether our capital will be further depleted by operating losses (if any) of the business entity which we may eventually acquire.

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

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 13, 2016

/s/ Steven L. White

Steven L. White, President

(Chief Executive Officer and Principal Financial Officer)

11