Form 10-Q
period 2016-06-30
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2016-08-19
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to___________________________

Commission File Number: 000-53500

Creative Medical Technology Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0622284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2017 W Peoria Avenue, Phoenix, AZ	85029
(Address of principal executive offices)	(Zip Code)

(602) 680-7439

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).

Yes ☒ No ☐

Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on August 6, 2016, was 101,013,750.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2016	December 31, 2015

CURRENT ASSETS
Cash	$25,762	$100
Stock Subscription Receivable	-	49,500

OTHER ASSETS
ED Patent net of $4,082 amortization	95,918	-
TOTAL ASSETS	$121,680	$49,600

LIABILITIES & STOCKHOLDER’S (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$25,603	$-
Notes payable -related party -current	50,000	100
Accrued expenses	2,736	-
Management fee payable - related party	210,000	-
Notes payable	15,686	-
Total Current Liabilities	304,025	100

LONG TERM LIABILITY
Notes payable -related party, net of current portion	69,031	-
TOTAL LIABILITIES	373,056	100

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding par value,	-	-
Common stock, $0.001 par value, 600,000,000 shares authorized, 100,013,750 and 32,010,000 shares issued and outstanding, respectively	100,014	32,010
Additional paid in capital/(deficit)	6,202	17,990
Accumulated deficit	(357,592)	(500)
TOTAL STOCKHOLDER’S (DEFICIT) EQUITY	(251,376)	49,500

TOTAL LIABILITIES & EQUITY	$121,680	$49,600

The accompanying notes are an intergral part of these unaudited condensed consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016

REVENUES	$-	$-

OPERATING EXPENSES
Research and development	18,028	22,392
General and administrative	187,576	328,752
Amortization of patent costs	2,493	4,082
TOTAL EXPENSES	208,097	355,226

OTHER INCOME/(EXPENSE)
Interest expense	1,150	1,866
OPERATING LOSS	(209,247)	(357,092)

NET LOSS	$(209,247)	$(357,092)

BASIC AND DILUTED LOSS PER SHARE	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	98,589,802	87,525,106

The accompanying notes are an intergral part of these unaudited condensed consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(357,092)
Adjustment to reconcile net loss to net cash from operating activities:
Amortization	4,082
Changes in assets and liabilities:
Accounts payable	1,319
Accrued expenses	2,736
Management fee payable	210,000
Net cash (used) by operating activities	(138,955)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from notes payable	118,931
Cash paid on notes payable	(4,314)
Cash received from subscription receivable	50,000
164,617

NET INCREASE IN CASH	25,662
BEGINNING CASH BALANCE	100
ENDING CASH BALANCE	$25,762

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$-
Cash payments for income taxes	$-
NON CASH FINANCING ACTIVITIES	-
Purchase of patents by issuance of common stock	$100,000
Accounts payable assumed in reverse merger	$24,284
Note payable assumed in reverse merger	$20,000

The accompanying notes are an intergral part of these unaudited condensed consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Creative Medical Technologies, Inc. (the “Company” or “CMT”) was incorporated in the State of Nevada on December 30, 2015, and, subject to the reverse merger discussed below, elected December 31 as the Company’s year-end. The Company’s activities to date have consisted of developing a business plan, raising capital through the issuance of equity instruments and notes payable from a related party, and obtaining the rights via a license agreement to certain medical technology.

On May 18, 2016, the Company was acquired by a public company, Creative Medical Technology Holdings, Inc. (formerly Jolley Marketing, Inc.) in a “reverse merger” wherein the Company was recapitalized via the common stock of Jolley.

Creative Medical Technology Holdings, Inc., formerly Jolley Marketing, Inc. (the “Public Company” or “CMTH”) was incorporated on December 3, 1998, in Nevada. On May 18, 2016, the Public Company consummated an Agreement and Plan of Merger to acquire all of the outstanding capital stock of CMT in a transaction which has been accounted for as a recapitalization of the Public Company as follows:

a.	CMT advanced $25,000 for payment of accounts payable and an outstanding note payable at the closing;
b.	The Public Company exchanged 97,000,000 newly issued shares of common stock for all CMT outstanding common stock (at the ratio of 6.466666 shares of Public Company common stock for each share of CMT);
c.	As part of the acquisition, the Public Company purchased 15,100,000 shares of its previously outstanding common stock from an officer and director for $5,000, which shares were immediately cancelled following the purchase;
d.	The shareholders of CMT acquired voting and operating control of the Public Company after the recapitalization; and
e.	The financial operations of the Public Company, as reported after the merger, are the historical information of CMT.

Use of Estimates - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Basis of Presentation / Liquidity - The accompanying unaudited condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2016, and for the period then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Company’s February 29, 2016, financial statements included in the Company’s Form 8-K filed on May 19, 2016. The operations for the three and six-month periods ended June 30, 2016, are not necessarily indicative of the operating results for the full year.

Going Concern - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the six months ended June 30, 2016, the Company incurred a net loss of $357,092, had negative cash flows from operating activities, had a working capital deficit of $278,263 and had no revenue-generating activities. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

Concentration Risks - The Federal Deposit Insurance Corporation (FDIC) insures cash deposits in most general bank accounts for up to $250,000 per institution.  The Company did not have cash deposits that exceeded insured amounts.

Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments - The Company’s financial instruments consist of cash and cash equivalents, and payables.  The carrying amount of cash and cash equivalents and payables approximates fair value because of the short-term nature of these items.

Impairment - The Company records impairment losses when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.  Furthermore, the Company will make periodic assessments of technology and clinical testing to determine if it plans to continue to pursue the technology and if the license, patent or other rights have value.

Revenue - The Company will recognize revenue as it is earned as defined by US Generally Accepted Accounting Principles. During the period ended June 30, 2016, there were no sales and revenue was not recognized. For the next several months, until clinical trials have successfully been completed, the Company does not anticipate there will be revenue to report.

Research and Development - Research and development will be the principal function of the Company. Research and development costs will be expensed as incurred.  Expenses in the accompanying financial statements include certain costs which are directly associated with the Company’s research and development:

1.	Erectile Dysfunction Technology based upon the use of stem cells. These costs, which consist primarily of monies paid for clinical trial expenses, materials and supplies and compensation costs amounted to $5,387 and $9,251 for the three and six month periods ended June 30, 2016;
2.	Infertility Treatment based upon implanting stem cells in the female reproductive system. The costs of acquiring an exclusive license of $12,640 paid to LABIOMED in April have been expensed during the three months and six months ended June 30, 2016.

Advertising Costs – Advertising costs are expensed when incurred. Advertising expense was $-0- for the three and six month periods ended June 30, 2016.

ED Patent – The Company acquired a patent [U.S. Patent No. 8,372,797] from a related company on February 2, 2016, in exchange for 64,666,667 shares of CMTH restricted common stock valued at $100,000. The Patent expires in 2025 and the Company has elected to amortize the Patent over a ten year period on a straight line basis. Amortization expense of $2,493 and $4,082 was recorded for the three and six months ended June 30, 2016, representing the amortization of the ED Patent based upon the remaining life of the Patent (ten years). The Company will utilize the estimated discounted cash flow as part of the calculation of amortization in the future.

Property and Equipment, Depreciation – There was no depreciation expense for the three and six month periods ended June 30, 2016.

Income Taxes – The Public Company has no provision for income taxes at June 30, 2016, as it has no taxable income and no recognizable tax asset. The Public Company will recognize the amount of income taxes payable or refundable at the end of the current year and will recognize any deferred tax assets and liabilities for operating loss carryforwards and for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax basis. Deferred tax assets and deferred liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

Intangible license - The Company has acquired a royalty license from Los Angeles Biomedical Research Institute at Harbor-UCLA Medical Center (“LABIOMED”) granting the exclusive license to the products and services of a LABIOMED patent.

The license was acquired for a cash payment of $5,000, issuance of 50,000 shares of restricted common stock of the Company (valued at $500, which is the par value of $0.01 per share), and an agreement to reimburse LABIOMED up to $1,800 for expenses incurred by LABIOMED in reviving and defending their patent. The Company has expensed the cash paid, the value of the stock issued, and the expected reimbursement of $1,800 for a total intangible royalty expense – license fees of $7,300.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

The Company is subject to a 6% royalty payment to LABIOMED on net sales of any products under this license and 25% on any non-royalty sublicense income. Commencing three years after the date of the agreement, and each subsequent year thereafter, the Company is required to pay to LABIOMED annual maintenance royalties of $20,000, unless during the prior one-year period the Company paid $50,000 or more in actual royalty payments. Finally, the Company agreed to pay LABIOMED certain milestone payments upon achieving the milestones set forth in the agreement.

Recent Accounting Pronouncements – The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 2 – BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic earnings/loss per share is computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing the net income or loss by the sum of the weighted average number of common shares plus the weighted average common stock equivalents using the treasury stock method and the average market price per share during the period. The Company has no outstanding common stock equivalents.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has accrued an obligation of $210,000 to a related corporation to reimburse the cost of services provided to the Company (management and consulting) through June 30, 2016. Each of the Company’s executive officers is employed by the parent company, Creative Medical Health (“CMH”) and will continue to receive his or her salary or compensation from CMH. The Company has an agreement with CMH which obligates the Company to reimburse CMH $35,000 per month for such services beginning January 2016. The compensation paid by CMH will include an allocation of services performed for CMH and for the Company. The amounts, which are and will be accrued, will remain unpaid and be presented as a “management fee payable - related party”. The liability is non-interest bearing, unsecured, and will be due upon the Company successfully raising at least $1,000,000 through the sale of equity.

The Company paid consulting fees to an officer of the Company amounting to $3,000 for consulting services rendered. The payment is included in general and administrative expenses.

As of June 30, 2016, the Company has accessed $50,000 and $43,100 against two notes payable of $50,000 each provided by CMH. The notes payable are dated February 2, 2016 and May 1, 2016. They allow the Company to borrow up to $50,000, maturing on April 30, 2017, and an additional $50,000 maturing on July 31, 2017, respectively. The loan agreements underlying the notes payable include a provision for interest at 8% per annum on the outstanding balance of the notes. Total interest of $935 has been accrued on the notes (Interest of $716 on the February Note and an additional $219 on the May Note).

NOTE 4 – STOCK BASED COMPENSATION

The Public Company has reserved 2,000,000 shares under its 2016 Stock Incentive Plan (the “Plan”). The Plan was adopted by the board of directors on May 18, 2016, as a vehicle for the recruitment and retention of qualified employees and consultants. The Plan is administered by the Board of Directors. The Public Company may issue, to eligible employees or contractors, restricted common stock, options, stock appreciation rights and restricted stock units. The terms and conditions of awards under the Plan will be determined by the Board of Directors.

No stock based compensation has been committed or paid as of June 30, 2016.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 5 – PREFERRED STOCK

The Company’s board of directors is not authorized to issue preferred shares or to establish classes or series of preferred stock without shareholder approval. There are no current plans to issue any preferred shares.

NOTE 6 – INCOME TAXES

The Company’s preliminary provision for income taxes, as of the interim period June 30, 2016, was $-0-.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, management reviewed all material events through August 6, 2016, for these financial statements and there are no material subsequent events to report, except as follows:

In August 2016 the Company commenced a non-public offering of up to 10,000,000 shares of common stock at $0.10 per share, and at no additional cost, one warrant to purchase another share of common stock at $0.10 per share for each ten shares purchased in the offering. On August 6, 2016, the Company sold 1,000,000 shares in this offering. The securities offered have not been and will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of income. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, the Current Report on Form 8-K filed on May 19, 2016, and our interim financial statements and accompanying notes to these financial statements included in this report. All amounts are in U.S. dollars.

Forward-Looking Statement Notice

This quarterly report on Form 10-Q contains forward-looking statements about our expectations, beliefs or intentions regarding, among other things, our product development efforts, business, financial condition, results of operations, strategies or prospects. In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Forward-looking statements can be identified by the use of forward-looking words such as “believe,” “expect,” “intend,” “plan,” “may,” “should” or “anticipate” or their negatives or other variations of these words or other comparable words or by the fact that these statements do not relate strictly to historical or current matters. These forward-looking statements may be included in, but are not limited to, various filings made by us with the SEC, press releases or oral statements made by or with the approval of one of our authorized executive officers. Forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements, including, but not limited to, those set forth in our most recent annual report referenced below.

This report identifies important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, particularly those set forth under Item 1A – Risk Factors as disclosed in the Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 19, 2016.

All forward-looking statements attributable to us or persons acting on our behalf speak only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligations to update or revise forward-looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events. In evaluating forward-looking statements, you should consider these risks and uncertainties.

Overview

On May 18, 2016, Creative Medical Technology Holdings, Inc., formerly known as Jolley Marketing, Inc., a Nevada corporation (the “Company”, “we”, “our”, or “us”), closed (the “Closing”) the Agreement and Plan of Merger (the “Merger Agreement”) with Creative Medical Technologies, Inc., a Nevada corporation (“CMT”), Steven L. White, the principal shareholder and the sole officer and director of the Company (“Mr. White”), and Jolley Acquisition Corp., a Nevada corporation and wholly owned subsidiary of the Company (the “Merger Sub”). As a result of the Closing of the Merger Agreement, the Merger Sub was merged with and into CMT with CMT being the surviving corporation and CMT became a wholly-owned subsidiary of the Company. Upon completion of the transaction, we acquired CMT (which is now our wholly-owned subsidiary) and became a company engaged in stem cell research and applications for use to treat ED, infertility and other issues. In June 2016, we filed a patent application containing novel data suggesting that specialized cells obtained from adipose (fat) tissue are capable of preventing recurrent miscarriages in an animal model with data supporting our entry into the field of reproductive immunology, which aims to address issues such as recurrent miscarriages and preterm labor. CMT was incorporated in the State of Nevada on December 30, 2015. All references to the Company after the Closing refer to Creative Medical Technology Holdings, Inc. and Creative Medical Technologies, Inc., collectively.

We are considered to be a clinical stage company, since we are devoting substantially all of our efforts to establishing our business and because our planned principal operations have not commenced. Our fiscal year end is December 31st. We have acquired the licensing rights for our infertility treatments, purchased the patent for our ED treatments, and filed patent applications for our female sexual dysfunction treatment and treatment for recurrent miscarriages.

Funds for our operations have been provided by our parent company, Creative Medical Health, Inc. (“CMH”). In February 2016, CMH purchased shares of our common stock for cash consideration of $49,500. In addition, CMH has loaned operating funds to CMT in the form of lines of credit evidenced by promissory notes, the first of which for $50,000 has been fully funded, and the second of which for $50,000 was funded up to $43,100 as of June 30, 2016. Each promissory note representing the loans bears interest at 8% per annum from the date funds were received. The first promissory note is dated February 2, 2016, and principal and interest under the note are due on or before April 30, 2017. This promissory note is fully funded in the principal amount of $50,000. The second promissory note is dated May 1, 2016, and principal and interest under the note is due on or before July 31, 2017. In addition, CMH loaned $25,000 to CMT to pay a portion of the approximately $45,000 in outstanding payables of the Company at closing of the reverse merger on May 18, 2016. The loan is evidenced by a promissory note dated May 18, 2016, which bears interest at 8% and which matures on May 18, 2018. In addition, CMH has committed to loan $20,000 to satisfy the balance of the accounts payable at closing which will be payable upon receipt of approval of DTC eligibility for our common stock.

As of June 30, 2016, we have incurred interest expense of $931 arising from the related party note of $25,000 and $935 arising from the related party cash advances.

Plan of Operations

We anticipate that if our clinical studies on our ED stem cell treatment are successful, we can commence marketing kits for the treatment in 2017. For the next 12 months our plan of operations is to complete these clinical trials and commence marketing of the kits. We estimate the costs to complete the clinical trials will be approximately $600,000, excluding overhead and other costs associated with maintaining our company structure. We believe that our current cash on hand would meet our cash flow requirements for only a few more months. If we are unable to obtain further financing, we may seek alternative sources of funding or revise our business plan. We currently have no alternative sources for funding.

Results of Operations – For the Three and Six Months Ended June 30, 2016

Because CMT was not incorporated until December 30, 2015, we had no comparable operations for the prior 2015 quarters and no comparative information is available. Prior to May 18, 2016, we were an inactive shell company with no business operations, which was recapitalized via a reverse merger. Following the Closing we incorporated the business plans and operations of CMT (a clinical stage company).

Gross Revenue. We generated no gross revenue for the three and six months ended June 30, 2016.

General and Administrative Expenses. General and administrative expenses for the three and six months ended June 30, 2016, totaled $187,576, and $328,752 respectively. For the three months ended June 30, 2016 general and administrative consisted primarily of management fees of $105,000 and professional fees of $80,253. For the six months ended June 30, 2016 general and administrative consisted primarily of management fees of $213,000 and professional fees of $100,919. We anticipate that the expense for the three month period ended June 30, 2016, will be more indicative of future expenses.

Research and Development Expenses. Research and development expenses for the three and six months ended June 30, 2016, totaled $18,028 and $21,892 respectively. We anticipate that the expense for the three-month period ended June 30, 2016, will be more indicative of future expenses. We also incurred license fees under a royalty agreement of $7,300 in the quarter ended June 30, 2016; there were no license fees incurred in the quarter ended March 31, 2016. Pending completion of the development of the patented technology included in our license agreement, we will not have additional license fees until we have a saleable product.

Net Loss. For the reasons stated above, our net loss for the three and six months ended June 30, 2016 were $209,247 and $357,092 respectively. Because our current clinical stage operations did not commence until the period ended June 30, 2016. We anticipate that the three-month period will be more reflective of future net losses.

Results of Operations –Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Liquidity and Capital Resources

Because CMT was not incorporated until December 30, 2015, we had no comparable operations for the prior 2015 quarters and no comparative information is available.

As of June 30, 2016, our principal source of liquidity was the initial capital contribution of $49,500 paid by CMH for founder’s shares of CMT and funds borrowed from CMH for operating expenses and to satisfy CMTH payables as of the closing of the reverse merger with CMT. Going forward, our short-term funding needs are expected to be satisfied by funds to be loaned to us by CMH. Our long-term liquidity needs are expected to be satisfied through offerings of our equity securities. We do not have any arrangements, agreements, or sources for long-term funding.

Our only commitments for expenditures relate to the completion of the clinical studies for the ED stem cell treatment and general and administrative costs, including reimbursements to our parent company for services performed by their executive officers on our behalf. During the next 12 months we also anticipate commencing marketing activities for our ED treatment in conjunction with the anticipated completion of the clinical trials.

Basis of Presentation / Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   As of June 30, 2016, the Company had $25,762 of available cash and a working capital deficit of $278,263.  For the six months ended June 30, 2016 the Company had no revenue, no operating income and used net cash for operating activities of $138,955. As of December 31, 2015 the Company was newly formed and had not begun operating.  These factors, among others, indicate that the Company may be unable to continue as a going concern for the next twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing as may be required, and ultimately to attain sufficient cash flow from operations to meet its obligations on a timely basis. Management is in the process of negotiating various financing plans including access to ongoing credit facilities and possible sale of capital stock either in private of in public offerings and believes these steps may generate sufficient cash flow for the Company to continue as a going concern. If the Company is unsuccessful in these efforts, it may be required to substantially curtail or terminate its operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting purposes in accordance with US GAAP. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

On May 16, 2016, we acquired CMT, an operating company, and CMT management immediately took full responsibility for all accounting and finance functions for us. This constituted a significant change to internal controls over financial reporting in the latest fiscal year. At December 31, 2015 and for the year ended June 30, 2016, CMT represented 99.9% of our consolidated assets and 100% of our consolidated total loss from operations and total loss for the period. Because the only meaningful internal controls over financial reporting that existed at December 31, 2015 belong to those of the newly acquired company, and there has not been sufficient time to document and test those controls, management has excluded a report on internal controls over financial reporting from this 10-Q.  Since CMT was acquired by us during our 2016 fiscal year, we are not required to make an assessment of our internal controls over financial reporting.

Notwithstanding that management did not conduct an evaluation of the effectiveness of our internal controls, due to the material weakness described below; management concluded that our internal control over financial reporting was not effective as of June 30, 2016.

The specific material weakness and significant deficiency identified by the Company’s management as of June 30, 2016 is described as follows: the disclosure of the reverse merger (recapitalization) was reported as of the date the initial stock of the Company was issued rather than as of the origination date of the Corporation and therefore the restatement (arising from the reverse merger) of the equity section was required to be changed from January 2016 to December 30, 2015. A second weakness was noted in the original disclosure of our financial information provided to our independent accountants, wherein the recording date of the patent acquired from a related party was not updated to recognize the change in the terms of the acquisition arising from the reverse merger.

We plan to finish an evaluation of our internal controls as part of the preparation for our December 31, 2016 report on Form 10-K. We are not aware of significant weaknesses in addition to the items noted above.

PART II—OTHER INFORMATION

Item 1A. Risk Factors

See “Item 1A – Risk Factors” as disclosed in the Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 19, 2016.

Item 6. Exhibits

SEC Ref. No.	Title of Document
4.1	Form of Common Stock Certificate
10.1	Loan Agreement dated May 1, 2016, with Creative Medical Health
10.2	8% Promissory Note dated May 1, 2016, for up to $50,000 with Creative Medical Health
31.1	Rule 13a-14(a) Certification by Principal Executive Officer
31.2	Rule 13a-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Creative Medical Technology Holdings, Inc.

Date: August 19, 2016	By	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer

Date: August 19, 2016	By	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial Officer)