Form 10-Q
period 2016-09-30
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2016-11-10
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on November 10, 2016, was 102,113,750.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash	$33,456	$100
Stock subscription receivable	-	49,500
Total Current Assets	33,456	49,600

OTHER ASSETS
Licenses, net of amortization	103,281	-
TOTAL ASSETS	$136,737	$49,600

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$44,849	$-
Notes payable - related party - current	100,000	-
Accrued expenses	2,822	-
Management fee payable - related party	280,000	-
Notes payable	15,686	-
Advances from related party	2,600	100
Total Current Liabilities	445,957	100

LONG TERM LIABILITIES
Notes payable - related party, net of current portion	25,000	-
Accrued expenses, net of current portion	935	-
TOTAL LIABILITIES	471,892	100

Commitments and contingencies

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 600,000,000 shares authorized; 101,313,750 and 32,010,000 shares issued and outstanding, respectively	101,314	32,010
Additional paid-in capital	135,637	17,990
Accumulated deficit	(572,106)	(500)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(335,155)	49,500

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$136,737	$49,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016

REVENUES	$-	$-

OPERATING EXPENSES
Research and development	45,174	67,566
General and administrative	164,732	493,484
Amortization of patent costs	2,637	6,719
TOTAL EXPENSES	212,543	567,769

OTHER INCOME/(EXPENSE)
Interest expense	(1,971)	(3,837)
OPERATING LOSS	(214,514)	(571,606)

NET LOSS	$(214,514)	$(571,606)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	100,621,359	90,866,349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended
September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(571,606)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	735
Amortization	6,719
Changes in assets and liabilities:
Accounts payable	20,565
Accrued expenses	3,757
Management fee payable	280,000
Net cash (used) by operating activities	(259,830)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of licenses	(10,000)
Net cash (used) by investing activities	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from notes payable - related party	125,000
Cash paid on note payable	(4,314)
Cash received from subscription receivable	50,000
Proceeds from sale of common stock	130,000
Related party advances	2,500
Net cash provided from financing activities	303,186

NET INCREASE IN CASH	33,356
BEGINNING CASH BALANCE	100
ENDING CASH BALANCE	$33,456

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$-
Cash payments for income taxes	$-

NON-CASH FINANCING ACTIVITIES:
Purchase of patents by issuance of common stock	$100,000
Accounts payable assumed in reverse merger	$24,284
Note payable assumed in reverse merger	$20,000
Fair value of warrants issued in private placement	$8,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization  -  Creative Medical Technologies, Inc. (the “ Company ” or “ CMT ”) was incorporated in the State of Nevada on December 30, 2015, and, subject to the reverse merger discussed below, elected December 31 as the Company’s year-end. The Company’s activities to date have consisted of developing a business plan, raising capital through the issuance of equity instruments and notes payable from a related party, and obtaining the rights via a license agreement to certain medical technology.

On May 18, 2016, the Company was acquired by a public company, Creative Medical Technology Holdings, Inc. (formerly Jolley Marketing, Inc.) in a “reverse merger” wherein the Company was recapitalized via the common stock of Jolley.

Creative Medical Technology Holdings, Inc., formerly Jolley Marketing, Inc. (the “Public Company ” or “ CMTH ”) was incorporated on December 3, 1998, in Nevada. On May 18, 2016, the Public Company consummated an Agreement and Plan of Merger to acquire all of the outstanding capital stock of CMT in a transaction which has been accounted for as a recapitalization of the Public Company as follows:

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

On September 14, 2016, CMT filed a certificate of organization for Amniostem LLC, a Nevada limited liability company and wholly owned subsidiary of CMT. Amniostem, LLC was formed to create and/or license intellectual property in the area of amniotic fluid derived stem cells for therapeutic applications.  With this company management intends to address what it believes are unmet medical needs through development and commercialization of amniotic fluid stem cell based technologies. Management intends to seek in licensing opportunities as well as create intellectual property in-house for this newly created entity.

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

Basis of Presentation / Liquidity - The accompanying unaudited condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2016, and for the three and nine month periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The operations for the three and nine-month periods ended September 30, 2016, are not necessarily indicative of the operating results for the full year.

Going Concern - The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the nine months ended September 30, 2016, the Company incurred a net loss of $571,606, had negative cash flows from operating activities, had a working capital deficit of $412,501 and had no revenue-generating activities. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Concentration of Credit Risks - The Federal Deposit Insurance Corporation ("FDIC") insures cash deposits in most general bank accounts for up to $250,000 per institution.  The Company did not have cash deposits that exceeded insured amounts.

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

Revenue - The Company will recognize revenue as it is earned as defined by US Generally Accepted Accounting Principles ("GAAP"). During the nine months ended September 30, 2016, there were no sales and revenue was not recognized. For the next several months, until clinical trials have successfully been completed, the Company does not anticipate there will be revenue to report.

Research and Development  - Research and development will be the principal function of the Company. Research and development costs will be expensed as incurred.  Expenses in the accompanying unaudited condensed consolidated financial statements include certain costs which are directly associated with the Company’s research and development:

1.	Erectile Dysfunction Technology based upon the use of stem cells. These costs, which consist primarily of monies paid for clinical trial expenses, materials and supplies and compensation costs amounted to $45,174 and $67,566 for the three and nine month periods ended September 30, 2016, respectively;
2.	Infertility Treatment based upon implanting stem cells in the female reproductive system. The costs of acquiring an exclusive license of $12,640 paid to LABIOMED in April 2016 have been expensed during the nine months ended September 30, 2016.

Stock-Based Compensation – The Company accounts for its stock-based compensation in accordance with Accounting Standards Codification ("ASC") 718, Compensation - Stock Compensation. The Company accounts for all stock-based compensation using a fair-value method on the grant date and recognizes the fair value of each award as an expense over the requisite vesting period.

The Company follows ASC 505-50, Equity-Based Payments to Non-Employees, for stock options and warrants issued to consultants and other non-employees. In accordance with ASC 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The fair value of the equity instrument, which is revalued at each reporting period, is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered.

Income Taxes – The Company has no provision for income taxes at September 30, 2016, as it has no taxable income and no recognizable tax asset.   The Company will recognize the amount of income taxes payable or refundable at the end of the current year and will recognize any deferred tax assets and liabilities for operating loss carryforwards and for the future tax consequences attributable to differences between the consolidated financial statement amounts of certain assets and liabilities and their respective tax basis. Deferred tax assets and deferred liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

Basic and Diluted Loss Per Share – The Company follows Financial Accounting Standards Board ("FASB") ASC 260 Earnings per Share to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. During the three and nine month periods ended September 30, 2016, the Company had 500,000 options and 130,000 warrants to purchase common stock outstanding, however, the effect were anti-dilutive due to net loss.

Recent Accounting Pronouncements –  The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 2 – LICENSING AGREEMENTS

ED Patent – The Company acquired a patent from Creative Medical Health, Inc. (“CMH”) a related company on February 2, 2016, in exchange for 64,666,667 shares of CMTH restricted common stock valued at $100,000. CMH holds a significant amount of the Public Company's common stock. The patent expires in 2025 and the Company has elected to amortize the patent over a ten year period on a straight line basis. Amortization expense of $2,521 and $6,603 was recorded for the three and nine month periods ended September 30, 2016, respectively.

Male Infertility License Agreement - The Company has acquired a royalty license from Los Angeles Biomedical Research Institute at Harbor-UCLA Medical Center (“LABIOMED”) granting the exclusive license to the products and services of a LABIOMED patent.

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

The Company is subject to a 6% royalty payment to LABIOMED on net sales of any products under this license and 25% on any non-royalty sublicense income. Commencing three years after the date of the agreement, and each subsequent year thereafter, the Company is required to pay to LABIOMED annual maintenance royalties of $20,000, unless during the prior one-year period the Company paid $50,000 or more in actual royalty payments. Finally, the Company agreed to pay LABIOMED certain milestone payments upon achieving the milestones set forth in the agreement. As of September 30, 2016, no amounts are currently due to LABIOMED.

Multipotent Amniotic Fetal Stem Cells License Agreement -On August 25, 2016, CMT entered into a License Agreement dated August 25, 2016, with a University. This license agreement grants to CMT the exclusive right to all products derived from a patent for use of multipotent amniotic fetal stem cells composition of matter throughout the world during the period ending on the expiration date of the longest-lived patent rights under the patent. The license agreement also permits CMT to grant sublicenses. Under the terms of the license agreement, CMT is required to diligently develop, manufacture, and sell any products licensed under the agreement. CMT paid the University an initial license fee within 30 days of entering into the agreement. CMT is also required to pay annual license maintenance fees on each anniversary date of the agreement, which maintenance fees would be credited toward any earned royalties for any given period. The License Agreement provides for payment of various milestone payments and earned royalties on the net sales of licensed products by CMT or any sub licensee. CMT is also required to reimburse the University for any future costs associated with maintaining the patent. CMT may terminate the license agreement for any reason upon 90 days’ written notice and the University may terminate the agreement in the event CMT fails to meet its obligations set forth therein, unless the breach is cured within 30 days of the notice from the University specifying the breach. CMT is also obligated to indemnify the University against claims arising due to the exercise of the license by CMT or any sub licensee. As of September 30, 2016, no amounts are currently due to the University.

The Company estimates that the patent expires in February 2026 and has elected to amortize the patent through the period of expiration on a straight line basis. Amortization expense of $116 and $116 was recorded for the three and nine month periods ended September 30, 2016, respectively.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has incurred $315,000 to a related corporation to reimburse the cost of services provided to the Company (management and consulting) through September 30, 2016. Each of the Company’s executive officers is employed by the parent company, CMH and will continue to receive his or her salary or compensation from CMH. The Company has an agreement with CMH which obligates the Company to reimburse CMH $35,000 per month for such services beginning January 2016. The compensation paid by CMH will include an allocation of services performed for CMH and for the Company. The amounts are presented as a “management fee payable - related party” on the accompanying unaudited condensed consolidated balance sheets. The liability is non-interest bearing, unsecured, and will be due upon the Company successfully raising at least $1,000,000 through the sale of equity. As of September 30, 2016, amounts due to CMH under the arrangement were $280,000.

During the nine months ended September 30, 2016, the Company paid $3,000 in consulting fees to an officer of the Company for services rendered. The payment is included in general and administrative expenses.

Through September 30, 2016, the Company has entered into three note payable agreements with CMH in which the proceeds were used in operations. The notes payable were dated February 2, 2016, May 1, 2016 and May 18, 2016 and resulted in borrowings of $50,000, $50,000 and $25,000, respectively. Notes payable of $50,000 mature on April 30, 2017, $50,000 on July 31, 2017 and $25,000 on May 18, 2018. The notes incur interest at 8% per annum on the outstanding balance of the notes. As of September 30, 2016, accrued interest was $3,757.

During the nine month ended September 30, 2016, CMH has advanced the Company $2,000 for operations. The amount is due on demand and doesn't incur interest.

During the nine months ended September 30, 2016, the Company issued 300,000 shares of common stock and 30,000 warrants to CMH for $30,000 in cash proceeds, see Note 5 for additional information.

See Note 2 for discussion of an additional related party transaction with CMH.

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

In July and September 2016, the Company granted 10-year options to two parties for accepting appointment to the Company’s scientific advisory board. Each award consisted of options to purchase up to 250,000 shares at $0.175 per share. The options vest at a rate of 50,000 on each anniversary date of the respective grants. One of the advisory board members has also agreed to furnish to the Company access to laboratory facility for 10,000 shares of restricted common stock per month; however, a formal agreement for the laboratory facility has not been agreed to. The options are accounted for as non-employee stock options and thus revalued for reporting purposes at the end of each quarter.

The fair value of each option award is estimated using the Black-Scholes valuation model. Assumptions used in calculating the fair value at September 30, 2016 were as follows:

Weighted Average Inputs Used

Annual dividend yield	$-
Expected life (years)	7.40
Risk-free interest rate	1.42%
Expected volatility	87.60%
Common stock price	$0.10

Since the expected life of the options was greater than the Public Company's historical stock information available, the Public Company determined the expected volatility based on price fluctuations of comparable public companies.

Stock based compensation for the three and nine months ended September 30, 2016 was $735 and $735, respectively, and included with general and administrative expenses on the accompanying unaudited condensed consolidated statement of operations. As of September 30, 2016, future estimated stock based compensation to be recorded was $34,756 which will be recognized through 2021.

NOTE 5 – STOCKHOLDERS’ DEFICIT

In August 2016, the Company commenced a non-public offering of up to 10,000,000 shares of common stock at $0.10 per share, and at no additional cost, one warrant to purchase another share of common stock at $0.10 per share for each ten shares purchased in the offering. The securities offered have not been and will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. From August 6, 2016 to September 30, 2016, the Company sold 1,300,000 shares in this offering. resulting in proceeds of $130,000 and the issuance of warrants to purchase 130,000 shares of common stock. Of this amount $30,000 was received from CMH, a related party. The fair value of the warrants of $8,197 was estimated using the Black-Scholes valuation model. The warrants were classified as equity as they were issued in connection with a capital raise. Assumptions used in calculating the fair value of the warrants upon issuance were as follows:

Inputs Used

Annual dividend yield	$-
Expected life (years)	3.00
Risk-free interest rate	0.86%
Expected volatility	102.59%
Common stock price	$0.10

See Note 2 for discussion related to the issuance of common stock in connection with licensing agreements.

See Note 3 for discussion related to the issuance of common stock to a related party for cash.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855, management reviewed all material events through November 10, 2016, for these financial statements and there are no material subsequent events to report, except as follows:

Subsequent to September 30, 2016, the Company sold 800,000 shares of common stock under the offering disclosed in Note 5, resulting in proceeds of $80,000 and the issuance of a warrant to purchase 80,000 shares of common stock.

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

Overview

On May 18, 2016, Creative Medical Technology Holdings, Inc., formerly known as Jolley Marketing, Inc., a Nevada corporation (the “ Company”, “we”, “our”, or “us”), closed (the “Closing”) the Agreement and Plan of Merger (the “Merger Agreement”) with Creative Medical Technologies, Inc., a Nevada corporation (“CMT”), Steven L. White, the principal shareholder and the sole officer and director of the Company (“Mr. White”), and Jolley Acquisition Corp., a Nevada corporation and wholly owned subsidiary of the Company (the “Merger Sub”). As a result of the Closing of the Merger Agreement, the Merger Sub was merged with and into CMT with CMT being the surviving corporation and CMT became a wholly-owned subsidiary of the Company. Upon completion of the transaction, we acquired CMT (which is now our wholly-owned subsidiary) and became a company engaged in stem cell research and applications for use to treat ED, infertility and other issues. In June 2016, we filed a patent application containing novel data suggesting that specialized cells obtained from adipose (fat) tissue are capable of preventing recurrent miscarriages in an animal model with data supporting our entry into the field of reproductive immunology, which aims to address issues such as recurrent miscarriages and preterm labor. CMT was incorporated in the State of Nevada on December 30, 2015. All references to the Company after the Closing refer to Creative Medical Technology Holdings, Inc. and Creative Medical Technologies, Inc., collectively.

We are considered to be a clinical stage company, since we are devoting substantially all of our efforts to establishing our business and because our planned principal operations have not commenced. Our fiscal year end is December 31st . We have acquired the licensing rights for our infertility treatments, purchased the patent for our ED treatments, and filed patent applications for our female sexual dysfunction treatment and treatment for recurrent miscarriages.

Funds for our operations have been provided by our parent company, Creative Medical Health, Inc. (“CMH”). In February 2016 and September 2016, CMH purchased shares of our common stock for cash consideration of $49,500 and $30,000, respectively. In addition, CMH has loaned operating funds to CMT in the form of lines of credit evidenced by promissory notes. As of September 30, 2016, total amounts received from CMT in connection with three promissory notes is $125,000. Each promissory note representing the loans bears interest at 8% per annum from the date funds were received. The first promissory note is dated February 2, 2016, and principal and interest under the note are due on or before April 30, 2017. This promissory note is fully funded in the principal amount of $50,000. The second promissory note is dated May 1, 2016, and principal and interest under the note is due on or before July 31, 2017. In addition, CMH loaned $25,000 to CMT to pay a portion of the approximately $45,000 in outstanding payables of the Company at closing of the reverse merger on May 18, 2016. The loan is evidenced by a promissory note dated May 18, 2016, which bears interest at 8% and which matures on May 18, 2018. In addition, CMH has committed to loan $20,000 to satisfy the balance of the accounts payable at closing which will be payable upon receipt of approval of DTC eligibility for our common stock.

As of September 30, 2016, we have accrued interest of $3,757 arising from the related party notes of $125,000.

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

Results of Operations – For the Three and Nine months Ended September 30, 2016

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

Gross Revenue. We generated no gross revenue for the three and nine months ended September 30, 2016.

General and Administrative Expenses. General and administrative expenses for the three and nine months ended September 30, 2016, totaled $164,732, and $493,484, respectively. For the three months ended September 30, 2016, general and administrative consisted primarily of management fees of $105,000 and professional fees of $51,056. For the nine months ended September 30, 2016, general and administrative consisted primarily of management fees of $318,000 and professional fees of $151,975. We anticipate that the expense for the three-month period ended September 30, 2016, will be more indicative of future expenses.

Research and Development Expenses. Research and development expenses for the three and nine months ended September 30, 2016, totaled $45,174 and $67,566, respectively. We anticipate that the expense for the three-month period ended September 30, 2016, will be more indicative of future expenses. Research and development expenses primarily consist of monies paid for clinical trial expenses, materials and supplies and compensation costs.

Net Loss. For the reasons stated above, our net loss for the three and nine months ended September 30, 2016 were $214,514 and $571,606, respectively. Because our current clinical stage operations did not commence until April 2016. We anticipate that the three-month period September 30, 2016 will be more reflective of future net losses.

Liquidity and Capital Resources

Because CMT was not incorporated until December 30, 2015, we had no comparable operations for the prior 2015 quarters and no comparative information is available.

As of September 30, 2016, our principal source of liquidity was the initial capital contribution of $49,500 paid by CMH for founder’s shares of CMT, an additional purchase of common stock of $30,000 by CMH, and $125,000 borrowed under promissory notes from CMH for which was used to pay operating expenses and to satisfy CMTH payables as of the closing of the reverse merger with CMT. In addition, we have raised an additional $100,000 through September 30, 2016 through the sale of the Company's common stock. Going forward, our short-term funding needs are expected to be satisfied by funds to be loaned to us by CMH. Our long-term liquidity needs are expected to be satisfied through offerings of our equity securities. We do not have any arrangements, agreements, or sources for long-term funding.

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

Basis of Presentation / Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   As of September 30, 2016, the Company had $33,456 of available cash and a working capital deficit of $412,501.  For the nine months ended September 30, 2016, the Company had no revenue, no operating income and used net cash for operating activities of $259,830. As of December 31, 2015, the Company was newly formed and had not begun operating.  These factors, among others, indicate that the Company may be unable to continue as a going concern for the next twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing as may be required, and ultimately to attain sufficient cash flow from operations to meet its obligations on a timely basis. Management is in the process of negotiating various financing plans including access to ongoing credit facilities and possible sale of capital stock either in private of in public offerings and believes these steps may generate sufficient cash flow for the Company to continue as a going concern. If the Company is unsuccessful in these efforts, it may be required to substantially curtail or terminate its operations.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “ Exchange Act ”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The specific material weaknesses which was first identified by the Company’s management and independent accountants during the quarter ended June 30, 2016 related to the initial treatment of the reverse merger (recapitalization) which was initially reported as of the date the initial stock of the Company was issued, rather than as of the origination date of the Corporation and therefore the restatement (arising from the reverse merger) of the equity section was required to be changed from January 2016 to December 30, 2015. In addition, a second weakness was noted in the original disclosure of our financial information provided to our independent accountants, wherein the recording date of the patent acquired from a related party was not updated to recognize the change in the terms of the acquisition arising from the reverse merger. Although these errors were addressed and corrected within the June 30, 2016 10-Q, as of September 30, 2016 the material weakness related to the Company not having the ability to provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements and related disclosures in accordance with U.S. generally accepted accounting principles still remains.

To address these material weaknesses, we have engaged a third party that specializes in technical accounting and financial reporting to assist us in preparation of our quarterly and annual financial statements and to assist us in documenting our internal controls. However, we will have these material weaknesses for the foreseeable future due to time it will take us to document and implement our internal controls. We are not aware of significant weaknesses in addition to the items noted above.

Changes in internal control over financial reporting

Other than disclosed above, there were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors

See “Item 1A – Risk Factors” as disclosed in the Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 19, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From August through October 2016, we sold 2,100,000 shares of common stock for gross proceeds of $210,000, and issued at no additional cost, three-year warrants to purchase 210,000 shares at $0.10 per share. Of the total sales, $30,000 was received from Creative Medical Health, Inc., a related company. Sales of these securities were made pursuant to Rule 506(b) of Regulation D promulgated by the SEC under the Securities Act. Each of the purchasers of the securities was an “accredited investor” as defined in Rule 501(a) of Regulation D. The purchasers acknowledged appropriate investment representations with respect to the sales of the shares and consented to the imposition of restrictive legends upon the certificates representing the shares and warrants. Each of the purchasers had a significant preexisting relationship to us prior to the transaction and did not purchase the shares from us as a result of any general solicitation. Each purchaser was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the investment. No selling commissions or other remuneration was paid in connection with the sales of these securities.

Item 6. Exhibits

SEC Ref. No.	Title of Document
10.1	License Agreement dated August 25, 2016, between Creative Medical Technologies, Inc. and UCSD (portions of this exhibit have been omitted pursuant to a request for confidential treatment)
10.2	Master Services Agreement dated November 15, 2015, with Professional Research Consulting, Inc.
10.3	Clinical Trial Agreement dated September 19, 2016 between Creative Medical Technologies, Inc. and LABIOMED
10.4	Consulting Agreement between Creative Medical Health, Inc. and Dr. Patel
31.1	Rule 13a-14(a) Certification by Principal Executive Officer
31.2	Rule 13a-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Creative Medical Technology Holdings, Inc.

Date: November 10, 2016	By	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer

Date: November 10, 2016	By	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial Officer)

