Form 10-K
period 2016-12-31
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2017-02-13
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒.ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐.TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-53500

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	87-0622284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2017 W Peoria Avenue, Phoenix, Arizona	85029
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (602) 680-7439

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐. No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐. No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes ☒. No ☐ (2) Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒. No ☐

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

Large accelerated filer	☐.	Accelerated filer	☐.
Non-accelerated filer	☐.(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐. No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of its most recently completed second fiscal quarter based upon the price at which the common equity was last sold was $0.

As of February 13, 2017, there were 105,013,750 shares of the registrant’s Common Stock outstanding.

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

Among the factors that could cause actual future results to differ materially are the following:

•	international, national and local general economic and market conditions;
•	our ability to successfully introduce our products to market;
•	our ability to sustain, manage, or forecast growth;
•	our ability to successfully make acquisitions of new technologies; new product development and introduction;
•	existing government regulations and changes in, or the failure to comply with, government regulations;
•	adverse publicity;
•	competition; the failure to secure and maintain significant customers or suppliers;
•	fluctuations and difficulty in forecasting operating results;
•	changes in business strategy or development plans;
•	results of testing and clinical trials of our products; business disruptions;
•	the ability to attract and retain qualified personnel;
•	the ability to protect technology; and
•	other risks that might be detailed from time to time.

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

Introductory Comment

Unless otherwise indicated, any reference to “our company”, “we”, “us”, or “our” refers to Creative Medical Technology Holdings, Inc., and as applicable to its wholly owned subsidiary, Creative Medical Technologies, Inc., a Nevada corporation (“CMT”).

PART I

Item 1. Business

We were incorporated on December 3, 1998, in the State of Nevada, and have one wholly-owned subsidiary, Creative Medical Technologies, Inc., a Nevada corporation (“CMT”), which conducts all of our business operations. On September 14, 2016, we formed a limited liability company, Amniostem LLC Inc., in Nevada for the purpose of creating and/or licensing intellectual property in the area of amniotic fluid derived stem cells for therapeutic applications. This entity is a wholly owned subsidiary of CMT and has not commenced any business activities.

We had only limited operations during this startup phase through June 30, 2008, at which time we ceased all business operations because of increased competition in the industry, dwindling sales, and elevated costs associated with generating sales.

On May 18, 2016, we closed an Agreement and Plan of Merger (the “Merger Agreement”) with CMT, Mr. White, our principal shareholder and the sole officer and director, and Jolley Acquisition Corp., a Nevada corporation and wholly owned subsidiary of our company (the “Merger Sub”). As a result of the closing of the Merger Agreement, the Merger Sub was merged with and into CMT with CMT being the surviving corporation and CMT became our wholly-owned subsidiary. Effective May 18, 2016, we filed Articles of Merger and Articles of Exchange with the Nevada Secretary of State evidencing the closing and the issuance of our shares to the shareholders of CMT. Following closing, Mr. White, who was our majority shareholder prior to the closing, sold 15,100,000 shares of our common stock to us for $5,000, after which the shares were cancelled and returned to our authorized but unissued shares of common stock.

In connection with the closing, CMT caused Creative Medical Health, Inc., a Delaware corporation and parent of CMT (“CMH”), to advance $25,000 to us for payment of certain obligations. Prior to the execution of the Merger Agreement, CMH advanced to us $8,256 for the payment of certain accounts payable and $5,000 for repayment of certain notes payable. At closing, CMT caused CMH to advance $5,000 to us for the purchase of Mr. White’s shares and the balance of the $25,000 for the payment of our remaining accounts payable. The amounts advanced by the parent of CMT are evidenced by an 8% Promissory Note dated May 18, 2016.

At closing, each share of common stock of CMT issued and outstanding immediately prior to the closing was converted into 6.4666666 shares of our common stock (97,000,000 shares), which now constitutes approximately 97%, of our issued and outstanding common stock. The equity of the Company has been retroactively restated to show the effect of the reverse merger on the common stock outstanding for the periods presented.

As a condition of closing, we delivered Cancellation of Indebtedness Agreements evidencing the cancellation of all prior outstanding notes payable, except for promissory notes in the aggregate amount of $20,000 which are payable upon obtaining DTC eligibility for our common stock.

At closing, Timothy Warbington, Donald Dickerson, Thomas Ichim, PhD, and Amit Patel, MD were appointed as our directors and Mr. White resigned from all positions with our company.

Effective May 18, 2016, in connection with the closing, we filed Articles of Merger with the Nevada Secretary of State evidencing the change of our name to “Creative Medical Technology Holdings, Inc.” This merger was between our company and a newly formed Nevada corporation, Creative Medical Technology Holdings, Inc., which was formed solely to effect our name change.

Our principal executive offices are located at 2017 W Peoria Avenue, Phoenix, AZ 85029.

Creative Medical Technologies

CMT was created as the urological arm of its parent company, CMH, to monetize the treatments or products developed or acquired by CMH prior to creation of CMT and transferred to it after its incorporation. CMT has been engaged in the regenerative medicine field of male and female sexual dysfunction and infertility, as well as the field of recurrent spontaneous abortions (miscarriages), using stem cells. CMT acquired a patent for its erectile dysfunction (“ED”) treatment from CMH and was granted a license by Los Angeles Biomedical Research Institute at Harbor-UCLA Medical Center, a non-profit biomedical research and education institute (“LABIOMED”), for the infertility treatment.

CMT is a clinical stage company and intends to complete the testing of its ED treatment and, if warranted, market treatment kits to physicians for use with their patients suffering from ED. CMT is currently engaged in a 15-month clinical trial study being conducted at UCLA by LABIOMED on the efficacy and safety of the ED treatment. The study involves testing on 40 subjects and is intended to have a duration of 15 months. CMT also intends to test and, if warranted, market licensed stem cell products under its infertility technology license.

In connection with CMT’s organization, it sold 32,010,000 shares of its common stock to CMH for $49,500, which shares were subsequently distributed as a stock dividend by CMH pro rata to its shareholders. In connection with the granting of the license by LABIOMED to CMT for the infertility technology, CMT issued 323,000 shares of its common stock and also recorded an obligation to repay up to $1,800 to LABIOMED (for expenses which may be incurred in reviving and defending the patent). CMT also issued 64,666,667 shares of its common stock to CMH for the acquisition of the patent underlying the ED technology. At closing CMT had 97,000,000 shares of its common stock issued and outstanding.

CMT has entered into three loan agreements with CMH. The first is a line of credit evidenced by a Loan Agreement dated February 2, 2016, with CMH for $50,000, which amount has been fully borrowed by CMT. The second loan agreement with CMH for an additional $50,000 was entered into on May 1, 2016 and has been fully borrowed by CMT. The third loan agreement with CMH for an additional $25,000 was entered into on May 18, 2016 and has been fully borrowed by CMT.

The funds advanced under each line of credit are evidenced by separate 8% Promissory Notes dated February 2, 2016, May 1, 2016, and May 18, 2016 respectively. The first note matures on April 30, 2017, the second note matures on July 31, 2017, and the third note matures on May 18, 2018.

As a result of the closing of the Merger Agreement, we are now a company engaged in stem cell research and applications for use to treat male and female sexual dysfunction, infertility, miscarriages, and related issues. We are a clinical stage company and intend to complete the testing of the ED treatment and, if warranted, market the treatment under the name “Caverstem” to physicians for use with their patients suffering from ED. Following further testing, we also intend to market licensed products under our infertility technology license and the female sexual dysfunction patent application.

Erectile Dysfunction Treatment

On February 2, 2016, CMT entered into a Patent Purchase Agreement with CMH pursuant to which CMH assigned to CMT its rights to US Patent No. 8,372,797, entitled “Treatment of Erectile Dysfunction by Stem Cell Therapy” which was issued to CMH by the USPTO on February 12, 2013, and related know-how and technology. The closing of the Patent Purchase Agreement occurred in May 2016, and we issued the 64,666,667 shares of CMT’s common stock to CMH.

While previous studies have demonstrated that stem cells can enhance blood vessel function, this patent application was the first to demonstrate that administration of stem cells can lead to enhanced erections. Aspects of this patent have already been clinically used. In one specific example, FDA approved bone marrow extraction devices used to concentrate bone marrow and to inject stem cells into the penile bodies. This procedure has been demonstrated safe and feasible in small patient studies.

Prior to the closing of the Patent Purchase Agreement, CMH was in the process of commencing clinical trial studies on the efficacy and safety of the ED stem cell treatment. As a result of the purchase of the ED patent by us, we have now taken over the clinical trial studies. After the trial is completed, and if the data supports the treatment, we intend to market the technology with complete kits and training to medical doctors, who can practice the treatment for their patients.

Prior studies on both animals and humans have been conducted which management believes would support the efficacy and safety of the treatment currently under clinical trials by the Company. Bone marrow stem cells have been used for over four decades in the area of hematopoietic stem cell transplantation. Stimulation of angiogenesis using this cell population has been performed in animal models of ischemia, as well as in clinical trials. One study used bone marrow cells that were isolated for expression of the p75 nerve growth factor receptor using magnetic activated cell sorting. They chose this population based on possible enhancement of neurogenic potential. Intracavernous administration of these cells into a rat bilateral cavernous nerve crush injury model was performed. At a four week follow up, improvement in erectile function as assessed by mean intracavernous-to-mean arterial pressure ratio and total intracavernous pressure was assessed. Significant improvements were observed in animals receiving the p75 selected cells as compared to those receiving an equal concentration of bone marrow derived multipotent stromal cells, fibroblasts, or saline. Significantly higher levels of FGF-2 were found in the cavernosum of animals receiving the p75 selected cells.

Clinical use of stem cells in treatment of ED has been reported in a study outside the U.S. which treated seven patients with diabetes associated ED which was unresponsive to medication for at least six months with an average of 1.5 × 10(7) cord blood mononuclear cells injected intracavernously. Three additional patients with similar characteristics were used as controls. No treatment associated abnormalities were reported despite the allogeneic nature of the cells in absence of immune suppression. One month after treatment, morning erections were regained in three participants. By the third month post treatment six of the seven patients had regained morning erections. In all patients rigidity increased as the result of cord blood administration, but was not sufficient for penetration. When the patients were administered PDE5 inhibitor before coitus, two achieved penetration and experienced orgasm, and maintained for more than six months; however, one participant could not achieved penetration at ninth month. An increase in sexual desire was reported in six of the seven patients. No improvements were observed in any of the three control patients.

In 2013, Dr. Thomas Ichim, one of our directors, conducted a pilot study on a single subject where a total of 60 ml of bone marrow aspirate was obtained and processed in a closed-system concentration device. Bone marrow mononuclear cells were concentrated to a volume of 2 ml, with 1 ml administered into each side of the smooth muscle of the penis using a 25 gauge syringe. A tourniquet was placed around the base of the penis during the injection procedure and held for five minutes to allow for maximal retention. No immediate injection-associated adverse events were noted. The patient reported a morning erection two days after cell administration. Although blood vessel and smooth muscle growth could not occur during this short time period, the possibility of bone marrow released nitric oxide stimulating erections via vasodilation may be postulated. Three weeks after treatment, the patient reported erection strong enough for penetration, but did not have ability to sustain the erection until orgasm. At three month follow-up the patient reported having intercourse until orgasm several times and a marked increase in morning erections. No adverse effects or ectopic tissue formation was observed.

CMH entered into a Clinical Trial Agreement dated May 18, 2015, with LABIOMED and conducted by Dr. Jacob Rajfer with UCLA Harbor Hospital as its principal investigator. An IRB (Institutional Review Board) application has been submitted and approved. The purpose of the clinical trials is to evaluate the safety and efficacy of the ED stem cell treatment. Enrollment in the clinical trials began in December 2015 and the clinical trial began during first quarter 2016 with approximately 40 participants. In October 2015 CMH entered into a Master Services Agreement dated November 15, 2015, with Professional Research Consulting, Inc., doing business as PRC Clinical, a contract research organization, to oversee the clinical trials. The primary outcome measures for these clinical trials include the following: (i) improvement in erectile function as measured by total score in the International Index of Erectile Function; (ii) change in Doppler Ultrasound (papaverine induced color duplex Doppler) for evaluating blood flow; (iii) change in dynamic infusion cavernosometry that measures veno-occlusive pressure, each of which should require approximately six months from baseline; and (iv) adverse events, which should require approximately 12 months from baseline. The secondary outcome measures includes improvement in erectile function as measured by total score in the International Index of Erectile Function, which should require approximately 12 months from baseline. Under the terms of the Patent Purchase Agreement, CMH assigned these agreements to us and we have assumed the duties and obligations under these agreements.

Procedures for use of our ED stem cell treatment consist of a one-hour out-patient visit in a physician’s office. The physician would harvest a patient’s bone marrow from the hip using local anesthetic and separate the stem cells using a cell separator. The separated and cleansed stem cells would then be injected into the patient’s venus cavernosa to stimulate muscle and generate blood vessel regeneration. Management believes that such treatment should result in a marked increase in duration and frequency of erections and the ability to sustain erections until orgasm, with no known treatment-associated adverse events. The current clinical trial is being conducted to validate the efficacy and safety of the treatment.

Management projects the completion of the study and publication of results to occur by late-2017. If the study results are positive, management expects to commence commercialization of the Caverstem procedure to U.S. urologists in the second half of 2017.

Male Infertility Treatment

The patent application for our infertility treatment covers novel means for treating male infertility using stem cells. The methods claimed in this patent describe implantation of stem cells into the testes of a mammal whereby stem cells may serve to address a deficiency of germ cells (developmental precursors of sperm cells), Sertoli cells (somatic cells that aid in sperm development) and/or Leydig cells (testosterone-producing cells). This invention was based on the discovery that bone marrow-derived stem cells can differentiate into germ cells, Sertoli cells and/or Leydig cells when transplanted into the testes of experimental animals.

We believe the administration of stem cells using the methods described in this patent application can be used to improve conditions related to male infertility and/or testosterone deficiency caused by aging, disease or trauma, including individuals with cancer that have undergone irradiation of the pelvic area or chemotherapy. Other conditions involving abnormalities of the testes and/or low sperm counts could also be addressed using these methods. We believe there is great interest in leveraging the therapeutic potential of bone marrow-derived stem cell populations, especially to address male fertility issues. According to a study by the CDC, of an estimated 3.3-4.6 million men in the U.S. that sought medical advice for fertility issues, 18% were diagnosed with infertility, with deficiencies in sperm numbers of quality being the primary underlying causes of male infertility.

We are in the process of designing a clinical trial for the infertility treatment and intend to continue to prosecute the patent application. Management does not anticipate proceeding with clinical trains or commercialization of treatments from this technology until the patent claims are granted. While there may be some trial design or other pre-work performed, the trial will not commence until the claims are granted. Thus, the developmental timeline are dependent upon when, and if, the patent claims are granted. We anticipate that prosecuting the patent claims could require from one to five years. Following patent approval, the projected timeline for commercialization is anticipated to be between three and four years.

Female Sexual Dysfunction Treatment

There are many types of female sexual arousal disorders, some of which manifest as mental obstacles to sex. CMT’s current patent application would focus on physical manifestations of sexual arousal disorder, as an extension of their work with stem cell therapies for ED. The technology specifically targets atherosclerotic tissue, which basically means tissue and vessels through which blood cannot pass. Sometimes, lack of blood flow to the vagina and clitoris can make sex painful or even impossible. Research has demonstrated that vaginal engorgement and clitoral erection are important facets of sexual interaction for women. The technique developed by CMT uses regenerative cells (such as stem cells) to help encourage the process. We plan to design a trial and execute that trial in the future after we pursue the male infertility procedure. Management does not anticipate commercialization of treatments from this technology until the patent claims are granted. While there may be some trial design or other pre-work performed, the trial will not commence until the claims are granted. Thus, the developmental timeline are dependent upon when, and if, the patent claims are granted. We anticipate that prosecuting the patent claims could require from one to five years. Following patent approval, the projected timeline for commercialization is anticipated to be between three and four years.

Miscarriage Treatment

On June 9, 2016, CMT scientists Drs. Amit Patel and Thomas Ichim, two of our directors, filed a US Patent entitled “Adipose Derived Immunomodulatory Cells for Immunotherapy of Recurrent Spontaneous Abortions”, which covers the use of a woman’s own fat derived stem cells for prevention of pregnancy loss. It is believed that more than 30% of all pregnancies result in a loss and that in many cases miscarriage is repetitive. Recurrent spontaneous abortion (miscarriage) is defined by the American Congress of Obstetricians and Gynecologists as two or more miscarriages in the first trimester. Approximately 1% to 5% of women of reproductive age suffer from recurrent spontaneous abortion.

The patent is based on animal data in which mice genetically bred to replicate human spontaneous recurrent miscarriages were shown to achieve much higher frequency of live births after administration of fat derived stem cells. Specifically, in mice prone to pregnancy failure that were treated with saline, an average of two living fetuses and six resorbed fetuses were detected per mouse. In mice receiving the fat derived stem cells, an average of six living fetus’s and one resorbed fetus were detected per mouse. The average litter size of mice is six to eight offspring per pregnancy.

Given that use of patient’s fat derived stem cells is common practice in the U.S., management believes the potential of applying this existing procedure to recurrent pregnancy loss represents a material development opportunity for us.

Multipotent Amniotic Fetal Stem Cells

On August 25, 2016, CMT entered into a License Agreement which grants us the exclusive right to all products derived from US Patent No. 7,569,385 for multipotent amniotic fetal stem cells. This patent covers methods for identifying, isolating, expanding and differentiating a novel population of therapeutic stem cells, specifically, stem cells derived from amniotic fluid. In the scope of available stem cell technologies, this invention describes compositions of fetal-derived stem cells and methods for generating these cells that can allow for tissue regeneration without raising the ethical concerns that are inherent to embryonic/fetal-derived cell types. The source of these stem cells is amniotic fluid harvested during routine amniocentesis of pregnant women, whereby the isolated cell population is subsequently cultured and expanded to create a bank of therapeutic stem cells.

With future funding, we intend to leverage this technology to advance our proposed program for treating male and female infertility indications where there are unmet needs for new treatment options. In this context, we anticipate that amniotic fluid-derived stem cells could be implemented in order to improve or repair the dysfunctional cellular pathways that contribute to disorders of sexual function and fertility. If we are successful in securing additional funding, we intend to complete in vitro characterization and optimization of stem cell production, to initiate toxicity and dose escalation studies for a selected indication, to submit an Investigational New Drug application with the FDA, and, subsequently, to progress to clinical studies using this therapeutic cell population.

Management plans to develop both this and the miscarriage treatment technologies as a new regenerative medicine platform for use with multiple indications. Given amniotic stem cells are allogenic (someone else’s), the development of this cell platform will fall within the jurisdiction of the The Center for Biologics Evaluation and Research (“CBER”). This organization regulates products under a variety of regulatory authorities including the Public Health Service Act and the Food Drug and Cosmetic Act. CBER manages the Biologics License Application (“BLA”) process which is a request for permission to introduce, or deliver for introduction, a biologic product into interstate commerce. This process validates safety and efficacy through animal studies, first-in-human (Phase I), safety and initial efficacy (Phase II) and pivotal trials (Phase III). The projected time frame to complete this process is seven to ten years and will require significant investments or partnering with a larger firm to fully fund the trials up to and including marketing approval. Management intends to file a BLA on the amniotic stem cell with recurring miscarriages as the first indication to be commercialized.

Multipotent Amniotic Fetal Stem Cells for Stroke Therapy

On Dec. 13, 2016 CMT filed US patent application #62/400557 entitled “Treatment of Stroke by Amniotic Fluid Derived Stem Cell Conditioned Media and Products Derived Thereof.”. The patent application covers the use of the Company’s newly licensed AmnioStem stem cell as a production means for generation of nanoparticles termed “exosomes,” which regenerate damaged brain tissue after stroke. This novel stem cell based therapeutic option by using products derived from stem cells as opposed to the stem cells themselves. The patent provides means of leveraging growth factors and nucleic acids generated by AmnioStem stem cells, in order to provide a “drug like” product that overcomes many of the hurdles associated with administration of stem cells. It is known that intravenous injection of stem cells usually results in accumulation in lungs, leading to reduced therapeutic efficacy. Concentrating and purifying regenerative factors produced by this unique stem cell type will accelerate development of this novel therapy, as well as develop combination therapies to provide the highest probability of success to patients suffering from this debilitating condition. The AmnioStem stem cell is subject to issued US patent #7,569,385 and was licensed exclusively from University of California San Diego (“UCSD”). Management plans to develop both the AmnioStem cell and the stroke treatment technologies as a new regenerative medicine platform for use with multiple indications.

Marketing

The first product we intend to market is the treatment for ED, which, if current clinical trials prove successful, would be ready to market approximately third quarter 2017. We intend to implement a multifaceted marketing approach which focus primarily on urologists. We anticipate attending conferences sponsored by the American Urological Association across the country beginning second quarter 2017. We also plan to attend physician seminars and training in Los Angeles, New York, Florida, and Texas. We further propose to create a print and television advertising campaign and print in-clinic handouts, posters, and white papers. During second calendar quarter of 2017 we intend to establish our marketing staff to implement our marketing strategy fully. Prior to then, our executive officers will be involved in marketing efforts. We also plan to publish the results of our clinical studies, if favorable, in prominent urological journals.

Intellectual Property

ED Patent. CMH acquired the use patent application for treatment of ED by stem cell therapy in July 2011 and prosecuted the application until the ED patent was issued in 2013. We have closed a Patent Purchase Agreement dated February 2, 2016, with CMH to acquire the ED patent and related know-how and technology for 64,666,667 shares of our common stock. The assignment documents have been filed with the U.S. Patent and Trademark Office.

Male Infertility License Agreement. Effective January 29, 2016, we entered into a License Agreement with LABIOMED granting us an exclusive license in the U.S. and its territories and possessions to make and market products or services authorized under LABIOMED’s U.S. use Patent Application 14/508,763 (filed October 7, 2014, and claiming priority back to U.S. Ser. No. 60/790,085 filed on 4/7/2006). We also have the right, with LABIOMED’s consent, to grant sublicenses. Subject to early termination provisions, the license agreement expires on the last to expire of the patents under which the license was granted. We have the right to terminate the agreement at any time upon 90 days’ prior written notice. LABIOMED has the right to terminate the agreement upon the breach of certain covenants under the agreement, including the failure to make required payments to LABIOMED, failure to obtain and maintain required insurance coverage, our failure to meet performance milestones, our insolvency or bankruptcy, underreporting or underpayment of royalties in excess of 20% for any 12-month period, our challenge to the patent rights underlying the license, or our default in the performance of any obligations under the agreement not cured within 90 days following receipt of notice. The agreement obligates us to use our commercially reasonable efforts to develop and commercialize the licensed products and to initiate human clinical trials within specified times. If we fail to meet these milestones within the designated periods, LABIOMED may terminate the license or convert it to non- exclusive. Under the terms of the agreement we paid $5,000 to LABIOMED as a non-refundable license issue royalty, agreed to reimburse them up to $1,800 for its expenses in reviving the patent application, and issued 323,333 shares of CMT’s common stock. We are subject to a 6% royalty to LABIOMED on net sales of any licensed products and 25% on any non-royalty sublicense income. Commencing three years after the date of the agreement, and each subsequent year thereafter, we are required to pay annual maintenance royalties of $20,000, unless during the prior one-year period we paid $50,000 or more in actual royalty payments. Finally, we have agreed to pay them certain milestone payments upon achieving the milestones set forth in the agreement, which in the aggregate we estimate to be approximately $300,000.

Female Sexual Dysfunction Patent Application. Drs. Patel and Ichim, two of our directors, have assigned to CMT for nominal consideration use their patent application (U.S. Patent Application 62319753) for the use of regenerative cells as a treatment option for women who experience sexual desire, but have difficulty reaching the arousal stage. The patent application was filed with the U.S. Patent and Trademark Office on April 7, 2016. This patent was assigned to CMT on August 28, 2016.

Miscarriage Treatment Patent Application. CMT scientists Drs. Patel and Ichim have also assigned to CMT for nominal consideration their U.S. use Patent entitled “Adipose Derived Immunomodulatory Cells for Immunotherapy of Recurrent Spontaneous Abortions”, (U.S. Patent Application 62/347,898) which covers the use of a woman’s own fat derived stem cells for prevention of pregnancy loss. The patent application was filed with the U.S. Patent and Trademark Office on June 9, 2016. This patent was assigned to CMT on August 28, 2016.

Multipotent Amniotic Fetal Stem Cells License Agreement. On August 25, 2016, CMT entered into a License Agreement dated August 25, 2016, with The Regents of The University of California, represented by its San Diego campus of the University of California, San Diego, Office of Innovation and Commercialization. This license agreement grants to CMT the exclusive right to all products derived from U.S. Patent No. 7,569,385 for use of multipotent amniotic fetal stem cells composition of matter throughout the world during the period ending on the expiration date of the longest-lived patent rights under the patent. The license agreement also permits CMT to grant sublicenses. Under the terms of the license agreement, CMT is required to diligently develop, manufacture, and sell any products licensed under the agreement. We are required to pay the University an initial license fee within 30 days of entering into the agreement. We are also required to pay annual license maintenance fees on each anniversary date of the agreement, which maintenance fees would be credited toward any earned royalties for any given period. The License Agreement provides for payment of various milestone payments, which in the aggregate are estimated at approximately $2,000,000, and earned royalties on the net sales of licensed products by CMT or any sublicensee of between approximately 5% and 20%. CMT is also required to reimburse the University for any future costs associated with maintaining the patent. CMT may terminate the license agreement for any reason upon 90 days’ written notice and the University may terminate the agreement in the event CMT fails to meet its obligations set forth therein, unless the breach is cured within 30 days of the notice from the University specifying the breach. CMT is also obligated to indemnify the University against claims arising due to the exercise of the license by CMT or any sublicensee. CMT is also required to maintain adequate general liability insurance.

Multipotent Amniotic Fetal Stem Cells for Stroke Therapy. On Dec. 13, 2016 CMT filed US patent application #62/400557 entitled “Treatment of Stroke by Amniotic Fluid Derived Stem Cell Conditioned Media and Products Derived Thereof.”. The patent application covers the use of the Company’s newly licensed AmnioStem stem cell as a production means for generation of nanoparticles termed “exosomes,” which regenerate damaged brain tissue after stroke.

Trademark and Trade Name. On April 14, 2015, CMH was granted a trademark by the U.S. Patent and Trademark Office for the name “Caverstem.” On February 23, 2016 CMH applied for a trademark for the name “Creative Medical Technologies.” Under the terms of the Patent Purchase Agreement CMH has assigned these trademarks to us. We are in the process of assigning these trademarks to CMT.

Trademark and Trade Name. On Sept 7, 2016, we filed an application with the U.S. Patent and Trademark Office for the name “Amniostem”. The application number is 87163455, The USPTO has searched and considers the application allowable. They published it to give third parties a chance to challenge it. Assuming this doesn’t happen a Notice of Allowance is expected in the April 2017 time frame.

Government Regulation

Human cells, tissues or cellular or tissue-based products (“HCT/Ps”) intended for implantation, transplantation, infusion or transfer into a human recipient are regulated by the Center for Biologics Evaluation and Research at the Food and Drug Administration (the “FDA”) under the authority of section 361 of the Public Health Service Act (the “PHSA”) Act under which the FDA established regulations for HCT/Ps to prevent the introduction, transmission, and spread of communicable diseases. Specifically, Section 361 states that “human cells, tissues, and cellular or tissue-based products” (HCT/Ps) are regulated solely under this section if it meets all of the following criteria: (i) minimally manipulated; (ii) for homologous use only; (iii) do not involve the combination of the cells or tissues with another articles; and (iv) are for autologous use. The FDA has recently published draft guidance to the industry (Homologous Use of Human Cells, Tissues, and Cellular and Tissue-Based Products – Draft Guidance for Industry and FDA Staff 10/2015) that further clarifies the FDA’s position on what constitutes homologous use of HCT/Ps. The FDA in this guidance states, “As defined in 21 CFR 1271.3(c), homologous use means the repair, reconstruction, replacement, or supplementation of a recipient’s cells or tissues with an HCT/P that performs the same basic function or functions in the recipient as in the donor”. A key function of bone marrow derived mesenchymal and endothelial stem cells such as are used in our treatments are to stimulate cellular regrowth and repair and is consistent with the repair function the cells perform as they circulate through the body. These cells not only secrete growth factors and other intercellular signals to command and coordinate the repair process, they can also replace and regenerate tissues by themselves directly.

Management believes that its stem cell treatments for ED, male infertility, and female sexual dysfunction would meet the criteria for inclusion under Section 361. Under certain circumstances, an establishment may qualify for an exception from the requirements of Section 361 the PHSA. Section 1271.15(b) provides the following exception from Section 361 regulation: “You are not required to comply with the requirements of this part if you are an establishment that removes HCT/P’s from an individual and implants such HCT/P’s into the same individual during the same surgical procedure.” For the exception to apply, an establishment must meet three criteria: (i) remove and implant the HCT/Ps into the same individual from whom they were removed; (ii) implant the HCT/Ps within the same surgical procedure; and (iii) the HCT/Ps remain in their original form, which means that they are only rinsed, cleaned, sized, or shaped in the procedure.

If the FDA were to modify its regulations or significantly change their guidance, the products mentioned above would be subject to traditional premarket and post-market requirements arising under section 351 of the PHSA Act. “351 HCT/Ps” require approval of a Biologic License Application, and their manufacture must comply with Current Good Manufacturing Practices (“GMPs”). This would extend the research and development timelines on these products from three years to seven to ten years. Additionally, significantly greater capital resources would be required to complete the efforts.

Management expects and plans to pursue the regulatory pathway consistent with a new biological drug for our Amniotic stem cell, stroke and recurring miscarriage products. As such, we will fall under the jurisdiction of CBER. This organization regulates products under a variety of regulatory authorities including the Public Health Service Act and the Food Drug and Cosmetic Act. CBER manages the BLA process which is a request for permission to introduce, or deliver for introduction, a biologic product into interstate commerce (21 CFR 601.2). This process validates safety and efficacy through animal studies, first-in-human (Phase I), Safety and initial efficacy (Phase II) and pivotal trials (Phase III).

Competition

There are a number of public and private companies engaged in stem cell research and applications for use to treat ED, infertility and other issues. Many of these have been engaged in this field for a significant period.

In the ED marketplace there are a few private companies engaged in stem cell research and applications. This research and the possible treatments are aimed at the approximately 9,000,000 men in the U.S. who, due to damage to the blood vessels and smooth muscle tissue in the penis, do not respond to PDE5 inhibitors such as Viagra or Cialis, do not respond to or cannot tolerate penis injections containing Alprostadil such as Averject or Edex, or are not one of approximately 25,000 men in the U.S. who elect invasive, non-reversible rod or pump implantation into the penis. Currently, management’s research has determined that there are fewer than a dozen private clinics in the U.S. that offer stem cell treatments for ED. None of these firms is believed to have filed for patent protection or conducted clinical trials using bone marrow to validate safety and efficacy. By comparison, we are conducting an IRB-approved clinical trial to validate safety and efficacy, using a patented procedure, at a leading research institution, performed by an accomplished researcher. Management believes that the combination of patent protection, a validated “standard of care” procedure, and competitively priced equipment and disposable kits will allow the Company to compete successfully in this marketplace.

In the marketplaces for male infertility, female sexual dysfunction, stroke and recurring miscarriages, management believes little competition exists. While there is a significant body of academic research in vitro and in animal models on the benefits of treating male infertility, female sexual dysfunction and recurring miscarriages with stem cells, management is not aware of any public or private U.S. firms pursuing human research or commercialization of these treatments. Based upon management’s research, there are fewer than five private clinics in the U.S. that offer any form of stem cell treatment for these indications. Therefore, it is management’s expectation that we will be the first entrant in the market space upon completion of our research and commercialization efforts.

Employees

We have no employees, but we use and pay for the services of employees of our parent, CMH. We have agreed to reimburse our parent company a flat monthly rate for the time spent by their management team on our business operations.

Research and Development

Research and development expenses for the year ended December 31, 2016, totaled $85,334. We also incurred license fees under a royalty agreement of $7,300 for the year ended December 31, 2016. Pending completion of the development of the patented technology included in our license agreement, we will not have additional license fees until we have a saleable product. There was no research and development expense for the period ended December 31, 2015.

Item 1A. Risk Factors

As a Smaller Reporting Company, we are not required to furnish information under this Item 1A.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We use at no cost a portion of the offices of CMH as our principal executive offices. The office space used by us consists of 2,400 square feet located at 2017 W Peoria Avenue, Phoenix, Arizona. The building is owned by an entity controlled by Timothy Warbington, our Chief Executive Officer and director and one of our principal shareholders, and the current lease between this entity and CMH expires in 2022. Management believes that this space is adequate to meet the Company’s current and foreseeable needs.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTCQB under the symbol “CELZ.” The table below sets forth for the periods indicated the quarterly high and low bid prices as reported by OTC Markets. Limited trading volume has occurred during these periods. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Quarter	High	Low
FISCAL YEAR ENDING DECEMBER 31, 2016	First	$0.02	$0.02
	Second	$0.40	$0.01
	Third	$0.51	$0.33
	Fourth	$0.51	$0.51

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2015	First	$0.05	$0.05
	Second	$0.05	$0.01
	Third	$0.01	$0.01
	Fourth	$0.55	$0.01

Our common stock is considered to be penny stock under rules promulgated by the Securities and Exchange Commission (the “SEC”). Under these rules, broker-dealers participating in transactions in these securities must first deliver a risk disclosure document which describes risks associated with these stocks, broker-dealers’ duties, customers’ rights and remedies, market and other information, and make suitability determinations approving the customers for these stock transactions based on financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing, provide monthly account statements to customers, and obtain specific written consent of each customer. With these restrictions, the likely effect of designation as a penny stock is to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and increase the transaction cost of sales and purchases of these stocks compared to other securities.

Holders

As of the close of business on February 13, 2017, we had approximately 72 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed VStock Transfer, LLC, 18 Lafayette Pl, Woodmere, NY 11598, to act as transfer agent for the common stock.

Dividends

We have not declared or paid any cash dividends on our common stock during the two fiscal years ended December 31, 2015 and December 31, 2016, or in any subsequent period. We do not anticipate or contemplate paying dividends on our common stock until we complete testing of our ED treatment and generating earnings from marketing of the ED treatment, of which there is no assurance. The only restrictions that limit the ability to pay dividends on common equity, or that are likely to do so in the future, are those restrictions imposed by law.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of the most recent fiscal year ended December 31, 2016, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

Number of
	securities to be		Weighted-	Number of securities
	issued upon		average exercise	remaining available for
	exercise of		price of	future issuance under
	outstanding		outstanding	equity compensation
	options,		options,	plans (excluding
	warrants and		warrants and	securities reflected in
	rights		rights	column (a) and (b))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	nil		—	nil
Equity compensation plans not approved by security holders	500,000	(1)	$0.18	1,500,000	(2)
Total	500,000			1,500,000

(1)	Represents options to purchase 500,000 shares issued under the 2016 Stock Incentive Plan (the “Plan”).
(2)	Represents outstanding options and shares available for future issuance under the Plan.

2016 Stock Incentive Plan

Effective May 18, 2016, pursuant to the closing of the Merger Agreement, our board of directors adopted and assumed the Plan, which had been approved by CMT’s board of directors prior to the closing. The purposes of the Plan are (a) to enhance our ability to attract and retain the services of qualified employees, officers, directors, consultants, and other service providers upon whose judgment, initiative and efforts the successful conduct and development of our business largely depends, and (b) to provide additional incentives to such persons or entities to devote their utmost effort and skill to our advancement and betterment, by providing them an opportunity to participate in the ownership of our company and thereby have an interest in our success and increased value.

There are 2,000,000 shares of common stock authorized for nonstatutory and incentive stock options, stock grants, restricted stock units, and stock appreciation rights, which are subject to adjustment in the event of stock splits, stock dividends, and other situations.

The Plan is administered by our board of directors or any committee designated by our board of directors. The persons eligible to participate in the Plan are as follows: (a) our employees and any employees of our subsidiaries; (b) non-employee members of the board or non-employee members of our board of directors of any of our subsidiaries; and (c) consultants and other independent advisors who provide services to us or any of our subsidiaries. Options may be granted, or shares issued, only to consultants or advisors who are natural persons and who provide bona fide services to us or one of our subsidiaries, provided that the services are not in connection with the offer or sale of securities in a capital-raising transaction, and do not directly or indirectly promote or maintain a market for our securities.

The Plan will continue in effect until all of the stock available for grant or issuance has been acquired through exercise of options or grants of shares, or until May 18, 2026, whichever is earlier. The Plan may also be terminated in the event of certain corporate transactions such as a merger or consolidation or the sale, transfer or other disposition of all or substantially all of our assets.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

From August through December 31, 2016, we sold 5,000,000 shares of common stock for gross proceeds of $500,000, and issued at no additional cost, three-year warrants to purchase 500,000 shares at $0.10 per share. The sale of these securities was made pursuant to Rule 506(b) of Regulation D promulgated by the SEC under the Act. Each of the purchasers of the share was an “accredited investor” as defined in Rule 501(a) of Regulation D. The purchasers acknowledged appropriate investment representations with respect to the sales of the shares and consented to the imposition of restrictive legends upon the certificates representing the shares. Each of the purchasers had a significant preexisting relationship to us prior to the transaction and did not purchase the shares from us as a result of any general solicitation. Each purchaser was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the investment. No selling commissions or other remuneration was paid in connection with the sales of these securities.

Item 6. Selected Financial Data

As a Smaller Reporting Company, we are not required to furnish information under this Item 6.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events; are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements

Overview

On May 18, 2016, Creative Medical Technology Holdings, Inc., formerly known as Jolley Marketing, Inc., a Nevada corporation (the “Company”, “we”, “our”, or “us”), closed (the “Closing”) the Agreement and Plan of Merger (the “Merger Agreement”) with CMT, Mr. White, the principal shareholder and the sole officer and director of the Company, and the Merger Sub. As a result of the Closing of the Merger Agreement, the Merger Sub was merged with and into CMT with CMT being the surviving corporation and CMT became a wholly-owned subsidiary of the Company. Upon completion of the transaction, we acquired CMT (which is now our wholly-owned subsidiary) and became a company engaged in stem cell research and applications for use to treat ED, infertility and other issues. In June 2016, we filed a patent application containing novel data suggesting that specialized cells obtained from adipose (fat) tissue are capable of preventing recurrent miscarriages in an animal model with data supporting our entry into the field of reproductive immunology, which aims to address issues such as recurrent miscarriages and preterm labor. CMT was incorporated in the State of Nevada on December 30, 2015. All references to the Company after the Closing refer to Creative Medical Technology Holdings, Inc. and CMT, collectively.

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

Funds for our operations have been provided by our parent company, CMH. In December 2015 and September 2016, CMH purchased shares of our common stock for cash consideration of $49,500 and $30,000, respectively. In addition, CMH has loaned operating funds to CMT in the form of lines of credit evidenced by promissory notes. Each promissory note representing each loan bears interest at 8% per annum from the date funds were received. The first promissory note is dated February 2, 2016, and principal and interest under the note are due on or before April 30, 2017. This promissory note is fully funded in the principal amount of $50,000. The second promissory note is dated May 1, 2016, and principal and interest under the note is due on or before July 31, 2017. This promissory note is fully funded in the principal amount of $50,000. In addition, CMH loaned $25,000 to CMT to pay a portion of the approximately $45,000 in outstanding payables of the Company at Closing. The loan is evidenced by a promissory note dated May 18, 2016, which bears interest at 8% and which matures on May 18, 2018.

During the year ended December 31, 2016, we incurred interest expense of $6,398 arising from the related party notes of $125,000 and incurred a liability of $2,600 arising from the related party cash advances.

Plan of Operations

We anticipate that if our clinical studies on our ED stem cell treatment are successful, we can commence marketing kits for the treatment in 2017. For the next 12 months our plan of operations is to complete these clinical trials and commence marketing of the kits. We estimate the costs to complete the clinical trials will be approximately $600,000, excluding overhead and other costs associated with maintaining our company structure. As of December 31, 2016, we had approximately $222,000 cash on hand. With an estimated monthly cash burn rate of approximately $65,000 based on historic trends and anticipated future expenses, management anticipates sufficient cash on hand and committed funds to meet operating expenses and costs of the current clinical trials through at least March 2017. Historically, we have met our cash flow requirements through the sale of equity securities or borrowed funds from our parent. We intend to continue to seek investments to meet our cash flow requirements, including both operating expenses and the balance of funding required to compete our ED clinical trials. The securities offered by us to potential investors have not been registered under the Securities Act of 1933, as amended (the “Act”), and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. If we are unable to obtain further financing, we may seek alternative sources of funding or revise our business plan. We currently have no alternative sources for funding.

Results of Operations – For the Year Ended December 31, 2016, and for the Period Ended December 31, 2015

Because CMT was not incorporated until December 30, 2015, we had no comparable operations for the fiscal year ended 2015 and no comparative information is available. Prior to May 18, 2016, we were an inactive shell company with no business operations, which was recapitalized via a reverse merger. Following the Closing we incorporated the business plans and operations of CMT (a clinical stage company).

Gross Revenue. We generated no gross revenue for the period ended December 31, 2015 and none for the year ended December 31, 2016.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2016, totaled $664,984. For the year ended December 31, 2016, general and administrative consisted primarily of management fees of $423,000 and professional fees of $208,004. There was $500 expense for the period ended December 31, 2015 representing the costs of incorporation.

Research and Development Expenses. Research and development expenses for the year ended December 31, 2016, totaled $85,334. We also incurred license fees under a royalty agreement of $7,300 for the year ended December 31, 2016. Pending completion of the development of the patented technology included in our license agreement, we will not have additional license fees until we have a saleable product. There was no research and development expense for the period ended December 31, 2015.

Net Loss. For the reasons stated above, our net losses for the year ended December 31, 2016 were $766,072 due to the fact that our current clinical stage operations did not commence until the period ended June 30, 2016. For the period ended December 31, 2015 there was a net loss of $500.

Intangible License.  We have acquired a royalty license from LABIOMED granting the exclusive license for any products and services we develop under the LABIOMED patent.

The license was acquired for a cash payment of $5,000, issuance of 323,333 shares of restricted common stock of the Company (valued at $1,000), and an agreement to reimburse LABIOMED up to $1,800 for expenses incurred by LABIOMED in reviving and defending their patent. We have expensed the cash paid, the value of the stock issued, and the expected reimbursement of $1,800 for a total intangible royalty expense – license fees of $7,800.

Amortization Expense. We acquired a patent (U.S. Patent No. 8,372,797) from CMH on February 2, 2016, in exchange for 64,666,667 shares of our restricted common stock valued at $100,000. The patent expires in 2026 and we have elected to amortize the patent over a ten-year period on a straight line basis. On August 25, 2016, CMT entered into a License Agreement which grants it the exclusive right to all products derived from US Patent No. 7,569,385 for multipotent amniotic fetal stem cells. Under the terms of the license agreement, CMT is required to pay an initial license fee within 30 days of entering into the agreement. The patent expires in 2025 and we have elected to amortize the patent over a ten-year period on a straight line basis.

Amortization expense of $9,356 was recorded for the year ended December 31, 2016, representing the amortization of the ED and multipotent amniotic fetal stem cell patents based upon the remaining life of the patents. There was no amortization expense for the period ended December 31, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity capital expenditures or capital resources.

Liquidity and Capital Resources

Our principal source of liquidity has been funds received from the sale of our common stock to CMH in the amount of $79,500, $125,000 in loans from CMH, and private sales of our common stock to third parties. Going forward, our short-term funding needs are expected to be satisfied by funds to be loaned to us by our parent entity. Our long-term liquidity needs are expected to be satisfied from future offerings of our equity securities. It is possible that CMH may provide future financing for us. We do not have any arrangements, agreements, or sources for long-term funding.

Our only commitments for expenditures relate to the completion of the clinical studies for the ED stem cell treatment and general and administrative costs, including reimbursements to our parent company for services performed by their executive officers on our behalf. During the next 12 months we also anticipate commencing marketing activities for our ED treatment in preparation for completion of the clinical trials.

We anticipate that if our clinical studies on our ED stem cell treatment are successful, we can commence marketing kits for the treatment in 2017. For the next 12 months our plan of operations is to complete these clinical trials and commence manufacture of the kits. We estimate the costs to complete the clinical trials will be approximately $600,000, excluding overhead and other costs associated with maintaining our company structure. We believe that our current cash on hand would meet our cash flow requirements for only a few more months. If we are unable to obtain further financing, we may seek alternative sources of funding or revise our business plan. We currently have no alternative sources for funding.

Our financial statements included with this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred substantial expenses and generated no revenues from operations during the periods covered by these financial statements. These factors raise substantial doubt about our ability to continue as a going concern. There is no assurance that we will be successful in meeting the continuing financial obligations of the company. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles accepted in the United States. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Certain specified reduced reporting and other regulatory requirements that are available to public companies that are emerging growth companies. These provisions include:

1.	an exemption from the auditor attestation requirement in the assessment of our internal controls over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002;
2.	an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies;
3.	an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about our audit and our financial statements; and
4.	reduced disclosure about our executive compensation arrangements.

We have elected to take advantage of the exemption from the adoption of new or revised financial accounting standards until they would apply to private companies. As a result of this election, our financial statements may not be comparable to public companies required to adopt these new requirements.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

As a Smaller Reporting Company, we are not required to furnish information under this Item 7A.

Item 8. Financial Statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm	20

Consolidated Balance Sheets as of December 31, 2016 and 2015	21

Consolidated Statements of Operations for the year ended December 31, 2016 and for the Period from December 30, 2015 (Date of Inception) to December 31, 2015	22

Consolidated Statements of Stockholders’ Deficit for the year ended December 31, 2016 and for the Period from December 30, 2015 (Date of Inception) to December 31, 2015	23

Consolidated Statements of Cash Flows for the year ended December 31, 2016 and for the Period from December 30, 2015 (Date of Inception) to December 31, 2015	24

Notes to Consolidated Financial Statements	25

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Creative Medical Technology Holdings, Inc.

Phoenix, Arizona

We have audited the accompanying balance sheets of Creative Medical Technology Holdings, Inc. as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2016 and the period from December 30, 2015 (date of inception) through December 31, 2015. Creative Medical Technology Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Medical Technology Holdings, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year ended December 31, 2016 and the period from December 30, 2015 (date of inception) through December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative cash flows from operations, negative working capital, and does not currently have revenue generating operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Haynie & Company

Salt Lake City, Utah

February 13, 2017

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash	$221,868	$100
Stock subscription receivable	-	49,500
Total Current Assets	221,868	49,600

OTHER ASSETS
Licenses, net of amortization	100,644	-
TOTAL ASSETS	$322,512	$49,600

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$66,385	$-
Accrued expenses	4,879	-
Notes payable - related party - current	100,000	-
Management fee payable - related party	280,000	-
Advances from related party	2,600	100
Total Current Liabilities	453,864	100

LONG TERM LIABILITIES
Notes payable - related party, net of current portion	25,000	-
Accrued expenses, net of current portion	1,439	-
TOTAL LIABILITIES	480,303	100

Commitments and contingencies

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 600,000,000 shares authorized; 105,013,750 and 32,010,000 shares issued and outstanding, respectively	105,014	32,010
Additional paid-in capital	503,767	17,990
Accumulated deficit	(766,572)	(500)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(157,791)	49,500

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$322,512	$49,600

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2016	For the Period from December 30, 2015 (Inception) to December 31, 2015

REVENUES	$-	$-

OPERATING EXPENSES
Research and development	85,334	-
General and administrative	664,984	500
Amortization of patent costs	9,356	-
TOTAL EXPENSES	759,674	500

OTHER INCOME/(EXPENSE)
Interest expense, related party	(6,398)	-
OPERATING LOSS	(766,072)	(500)

NET LOSS	$(766,072)	$(500)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	94,006,533	32,010,000

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD ENDED DECEMBER 31, 2015 AND THE YEAR ENDED DECEMBER 31, 2016

	Preferred Stock		Common Stock		Additional Paid-	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	in Capital	Deficit	(Deficit)
December 30, 2015	-	$-	-	$-	$-	$-	$-
Common stock issued for subscription	-	-	32,010,000	32,010	17,990	-	50,000
Net loss	-	-	-	-	-	(500)	(500)
December 31, 2015	-	-	32,010,000	32,010	17,990	(500)	49,500

Common stock issued for cash	-	-	4,700,000	4,700	465,300	-	470,000

Common stock issued for cash to related party	-	-	300,000	300	29,700	-	30,000

Common stock issued for medical technology license	-	-	323,333	323	677	-	1,000

Common stock issued for ED Patent	-	-	64,666,667	64,667	35,333	-	100,000

Acquisition of Creative Medical Technology Holdings, Inc as part of recapitalization	-	-	18,113,750	18,114	(62,898)	-	(44,784)

Cancellation of shares outstanding	-	-	(15,100,000)	(15,100)	15,100	-	-

Stock-based compensation	-	-	-	-	2,565	-	2,565

Net loss	-	-	-	-	-	(766,072)	(766,072)
December 31, 2016	-	$-	105,013,750	$105,014	$503,767	$(766,572)	$(157,791)

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2016	For the Period from December 30, 2015 (Inception) to December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(766,072)	$(500)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	2,565	-
Amortization	9,356	-
Changes in assets and liabilities:
Accounts payable	22,601	-
Accrued expenses	6,318	-
Management fee payable	280,000	100
Net cash (used) by operating activities	(445,232)	(400)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of licenses	(10,000)	-
Net cash (used) by investing activities	(10,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from notes payable - related party	125,000	-
Cash received from subscription receivable	49,500	-
Proceeds from sale of common stock	500,000	-
Related party advances	2,500	-
Contributed capital	-	500
Net cash provided from financing activities	677,000	500

NET INCREASE IN CASH	221,768	100
BEGINNING CASH BALANCE	100	-
ENDING CASH BALANCE	$221,868	$100

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$-	$-
Cash payments for income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Purchase of patents by issuance of common stock	$100,000	$-
Accounts payable assumed in reverse merger	$43,784	$-
Fair value of warrants issued in private placement	$32,530	$-
Purchase of technology license by issuance of common stock	$1,000	$-

The accompanying notes are an integral part of these financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Creative Medical Technology Holdings, Inc., formerly Jolley Marketing, Inc. (the “Company” or “CMTH”) was incorporated on December 3, 1998, in Nevada. On May 18, 2016, the Company consummated an Agreement and Plan of Merger to acquire all of the outstanding capital stock of Creative Medical Technologies, Inc. (“CMT”) in a transaction which has been accounted for as a recapitalization, reverse merger, of the Company as follows:

a.	CMT advanced $25,000 for payment of accounts payable and an outstanding note payable at the closing;

b.	The Company exchanged 97,000,000 newly issued shares of common stock for all CMT outstanding common stock (at the ratio of 6.466666 shares of the Company’s common stock for each share of CMT);

c.	As part of the acquisition, CMT purchased 15,100,000 shares of the previously outstanding common stock from an officer and director of CMTH for $5,000, which shares were immediately cancelled following the purchase;

d.	The shareholders of CMT acquired voting and operating control of the Company after the recapitalization; and

e.	The financial operations of the Company, as reported after the merger, are the historical information of CMT.

CMT was incorporated in the State of Nevada on December 30, 2015 (“Inception”), and, subject to the reverse merger discussed above, elected December 31 as the Company’s year-end. The Company’s activities to date have consisted of developing a business plan, raising capital through the issuance of equity instruments and notes payable from a related party, and obtaining the rights via license agreements to certain medical technology.

On September 14, 2016, CMT filed a certificate of organization for Amniostem LLC, a Nevada limited liability company and wholly owned subsidiary of CMT. Amniostem, LLC was formed to create and/or license intellectual property in the area of amniotic fluid derived stem cells for therapeutic applications.  With this, management intends to address what it believes are unmet medical needs through development and commercialization of amniotic fluid stem cell based technologies. Management intends to seek in licensing opportunities as well as create intellectual property in-house for this newly created entity.

Risks and Uncertainties - The Company has a limited operating history and has not generated revenues from its planned principal operations.

The Company’s business and operations are sensitive to general business and economic conditions in the U.S. and worldwide. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets and the general condition of the U.S. and world economy. A host of factors beyond the Company’s control could cause fluctuations in these conditions, including the political environment and acts or threats of war or terrorism. Adverse developments in these general business and economic conditions, including through recession, downturn or otherwise, could have a material adverse effect on the Company’s financial condition and the results of its operations.

The Company currently has limited sales and marketing and/or distribution capabilities. The Company has limited experience in developing, training or managing a sales force and will incur substantial additional expenses if it decides to market any of its current and future products and services. Developing a marketing and sales force is also time consuming and could delay launch of its future products and services. In addition, the Company will compete with many companies that currently have extensive and well-funded marketing and sales operations. The Company’s marketing and sales efforts may be unable to compete successfully against these companies. In addition, the Company has limited capital to devote to sales and marketing.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s industry is characterized by rapid changes in technology and customer demands. As a result, the Company’s products and services may quickly become obsolete and unmarketable. The Company’s future success will depend on its ability to adapt to technological advances, anticipate customer demands, develop new products and services and enhance the Company’s current products and services on a timely and cost-effective basis. Further, the Company’s products and services must remain competitive with those of other companies with substantially greater resources. The Company may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products and services or enhanced versions of existing products and services. Also, the Company may not be able to adapt new or enhanced products and services to emerging industry standards, and the Company’s new products and services may not be favorably received. In addition, the Company may not have the capital resources to further the development of existing and/or new ones.

Use of Estimates - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Basis of Presentation - The consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented.

Going Concern - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S., which contemplate continuation of the Company as a going concern. However, during the fiscal year ended December 31, 2016, the Company incurred a net loss of $766,072, had negative cash flows from operating activities of $445,232, had negative working capital of $231,996 at December 31, 2016 and had no revenue-generating activities. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Concentration Risks - The Federal Deposit Insurance Corporation insures cash deposits in most general bank accounts for up to $250,000 per institution.  The Company maintains its cash balances at one financial institution and at times the cash balances may exceed this amount.

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

Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Fair value measurements are required to be disclosed by level within the following fair value hierarchy:

Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 2 – Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 – Inputs lack observable market data to corroborate management’s estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of December 31, 2016 and 2015, the Company didn’t have any Level 2 or 3 financial instruments.

Impairment - The Company records impairment losses when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.  Furthermore, the Company will make periodic assessments of technology and clinical testing to determine if it plans to continue to pursue the technology and if the license, patent or other rights have value. To date no impairment has been recorded.

Revenue - The Company will recognize revenue as it is earned as defined by U.S. GAAP. From Inception to December 31, 2016, there were no sales and revenue was not recognized. For the next several months, until clinical trials have successfully been completed, the Company does not anticipate there will be revenue to report.

Research and Development - Research and development will be the principal function of the Company. Research and development costs will be expensed as incurred.  Expenses in the accompanying financial statements include certain costs which are directly associated with the Company’s research and development:

1.	Erectile Dysfunction Technology based upon the use of stem cells. These costs, which consist primarily of monies paid for clinical trial expenses, materials and supplies and compensation costs amounted to $88,834 for the year ended December 31, 2016. There were no costs for the period ended December 31, 2015;

2.	Infertility Treatment based upon implanting stem cells in the female reproductive system. The costs of acquiring an exclusive license of $12,640 paid to LABIOMED in April 2016 have been expensed during the fiscal year ended December 31, 2016. There were no costs for the period ended December 31, 2015.

Stock-Based Compensation – The Company accounts for its stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation. The Company accounts for all stock-based compensation using a fair-value method on the grant date and recognizes the fair value of each award as an expense over the requisite vesting period.

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

Income Taxes – The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company’s tax returns. Deferred income taxes are recognized for differences between financial reporting and tax bases of assets and liabilities at the enacted statutory tax rates in effect for the years in which the temporary differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company evaluates the realizability of deferred tax assets and valuation allowances are provided when necessary to reduce net deferred tax assets to the amounts expected to be realized.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company will recognize interest and penalties related to unrecognized tax benefits in the income tax provision in the accompanying statement of operations.

The Company calculates the current and deferred income tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed income tax returns are recorded when identified. The amount of income taxes paid is subject to examination by U.S. federal and state tax authorities. The estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. To the extent that the assessment of such tax positions change, the change in estimate is recorded in the period in which the determination is made.

Basic and Diluted Loss Per Share – The Company follows Financial Accounting Standards Board (“FASB”) ASC 260 Earnings per Share to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During loss periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. During the year ended December 31, 2016, the Company had 500,000 options and 500,000 warrants to purchase common stock outstanding; however, the effects were anti-dilutive due to the net loss.

Recent Accounting Pronouncements – The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 2 – LICENSING AGREEMENTS

ED Patent – The Company acquired a patent from CMH, a related company on February 2, 2016, in exchange for 64,666,667 shares of CMTH restricted common stock valued at $100,000. CMH holds a significant amount of the Company’s common stock. The patent expires in 2025 and the Company has elected to amortize the patent over a ten year period on a straight line basis. Amortization expense of $9,124 was recorded for the year ended December 31, 2016. As of December 31, 2016, the carrying value of the patent was $90,876. The Company expects to amortize $10,000 annually through 2025 related to the patent costs.

Male Infertility License Agreement - The Company has acquired a royalty license from Los Angeles Biomedical Research Institute at Harbor-UCLA Medical Center (“LABIOMED”) granting the exclusive license to the products and services of a LABIOMED patent.

The license was acquired for a cash payment of $5,000, issuance of 323,333 shares of restricted common stock of the Company (valued at $1,000, which is the par value of $0.01 per share), and an agreement to reimburse LABIOMED up to $1,800 for expenses incurred by LABIOMED in reviving and defending their patent. The Company has expensed the cash paid, the value of the stock issued, and the expected reimbursement of $1,800 for a total intangible royalty expense – license fees of $7,800.

The Company is subject to a 6% royalty payment to LABIOMED on net sales of any products under this license and 25% on any non-royalty sublicense income. Commencing three years after the date of the agreement, and each subsequent year thereafter, the Company is required to pay to LABIOMED annual maintenance royalties of $20,000, unless during the prior one-year period the Company paid $50,000 or more in actual royalty payments. Finally, the Company agreed to pay LABIOMED certain milestone payments upon achieving the milestones set forth in the agreement. As of December 31, 2016, no amounts are currently due to LABIOMED.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Multipotent Amniotic Fetal Stem Cells License Agreement -On August 25, 2016, CMT entered into a License Agreement dated August 25, 2016, with a University. This license agreement grants to CMT the exclusive right to all products derived from a patent for use of multipotent amniotic fetal stem cells composition of matter throughout the world during the period ending on the expiration date of the longest-lived patent rights under the patent. The license agreement also permits CMT to grant sublicenses. Under the terms of the license agreement, CMT is required to diligently develop, manufacture, and sell any products licensed under the agreement. CMT paid the University an initial license fee within 30 days of entering into the agreement. CMT is also required to pay annual license maintenance fees on each anniversary date of the agreement, which maintenance fees would be credited toward any earned royalties for any given period. The License Agreement provides for payment of various milestone payments and earned royalties on the net sales of licensed products by CMT or any sub licensee. CMT is also required to reimburse the University for any future costs associated with maintaining the patent. CMT may terminate the license agreement for any reason upon 90 days’ written notice and the University may terminate the agreement in the event CMT fails to meet its obligations set forth therein, unless the breach is cured within 30 days of the notice from the University specifying the breach. CMT is also obligated to indemnify the University against claims arising due to the exercise of the license by CMT or any sub licensee. As of December 31, 2016, no amounts are currently due to the University.

The Company estimates that the patent expires in February 2026 and has elected to amortize the patent through the period of expiration on a straight line basis. Amortization expense of $232 was recorded for the year ended December 31, 2016. As of December 31, 2016, the carrying value of the patent was $9,768. The Company expects to amortize approximately $1,200 annually through 2026 related to the patent costs.

As of December 31, 2016, future expected amortization of these assets is as follows:

For the year ending December 31,

2017	$11,176
2018	11,176
2019	11,176
2020	11,176
2021	11,176
Thereafter	$44,764

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has an agreement with CMH which obligates the Company to reimburse CMH $35,000 per month for management services beginning January 2016. Each of the Company’s executive officers is employed by CMH and will continue to receive his or her salary or compensation from CMH. The compensation paid by CMH will include an allocation of services performed for CMH and for the Company. The amounts are presented as a “management fee payable - related party” on the accompanying consolidated balance sheet at December 31, 2016. The liability is non-interest bearing, unsecured, and will be due upon the Company successfully raising at least $1,000,000 through the sale of equity. During the year ended December 31, 2016, the Company incurred $420,000 under the arrangement. As of December 31, 2016, amounts due to CMH under the arrangement were $280,000.

During the year ended December 31, 2016, the Company paid $3,000 in consulting fees to an officer of the Company for services rendered. The payment is included in general and administrative expenses.

During the year ended December 31, 2016, the Company entered into three note payable agreements with CMH in which the proceeds were used in operations. The notes payable were dated February 2, 2016, May 1, 2016 and May 18, 2016 and resulted in borrowings of $50,000, $50,000 and $25,000, respectively. Notes payable of $50,000 mature on April 30, 2017, $50,000 on July 31, 2017 and $25,000 on May 18, 2018. The notes incur interest at 8% per annum on the outstanding balance of the notes. As of December 31, 2016, accrued interest was $6,398 for which a portion was recorded as long-term.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2016, CMH has advanced the Company $2,000 for operations. The amount is due on demand and doesn’t incur interest.

During the year ended December 31, 2016, the Company issued 300,000 shares of common stock and 30,000 warrants to CMH for $30,000 in cash proceeds, see Note 5 for additional information.

See Note 2 for discussion of an additional related party transaction with CMH.

NOTE 4 – OPTIONS

The Company has reserved 2,000,000 shares under its 2016 Stock Incentive Plan (the “Plan”). The Plan was adopted by the board of directors on May 18, 2016, as a vehicle for the recruitment and retention of qualified employees and consultants. The Plan is administered by the Board of Directors. The Company may issue, to eligible employees or contractors, restricted common stock, options, stock appreciation rights and restricted stock units. The terms and conditions of awards under the Plan will be determined by the Board of Directors.

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

The fair value of each option award is estimated using the Black-Scholes valuation model. Assumptions used in calculating the fair value during the year ended December 31, 2016 were as follows:

Weighted Average Inputs Used

Annual dividend yield	$-
Expected life (years)	7.27
Risk-free interest rate	1.42%
Expected volatility	89.49%
Common stock price	$0.10

Since the expected life of the options was greater than the Company’s historical stock information available, the Company determined the expected volatility based on price fluctuations of comparable public companies.

Stock based compensation for the year ended December 31, 2016 was $2,565, and included with general and administrative expenses. As of December 31, 2016, future estimated stock based compensation expected to be recorded was $33,493 which will be recognized through 2021.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Option activity for the year ended December 31, 2016 consists of the following:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2015	-	$-	-
Issued	500,000	0.18	10.00
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2016	500,000	$0.18	9.65
Vested, December 31, 2016	-	$-	-

The weighted average grant-date fair value of the Company’s options issued during the year ended December 31, 2016 was approximately $0.10 per share.

NOTE 5 – STOCKHOLDERS’ DEFICIT

In August 2016, the Company commenced a non-public offering of common stock at $0.10 per share, and at no additional cost, one warrant to purchase another share of common stock at $0.10 per share for each ten shares purchased in the offering. The securities offered have not been and will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. From August 6, 2016 to December 31, 2016, the Company sold 5,000,000 shares in this offering resulting in proceeds of $500,000 and the issuance of warrants to purchase 500,000 shares of common stock. Of this amount $30,000 was received from CMH, a related party. The fair value of the warrants of $32,530 was estimated using the Black-Scholes valuation model. The warrants were classified as equity as they were issued in connection with a capital raise. Assumptions used in calculating the fair value of the warrants during the year ended December 31, 2016 were as follows:

Weighted Average
Inputs Used
Annual dividend yield	$-
Expected life (years)	3.00
Risk-free interest rate	0.86%
Expected volatility	102.59%
Common stock price	$0.10

Warrant activity for the year ended December 31, 2016 consists of the following:

	Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2015	-	$-	-
Issued	500,000	0.10	3.00
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2016	500,000	$0.10	2.82
Vested, December 31, 2016	500,000	$0.10	2.82

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

See Note 2 for discussion related to the issuance of common stock in connection with licensing agreements.

See Note 3 for discussion related to the issuance of common stock to a related party for cash.

NOTE 6 – INCOME TAXES

The provision for income tax expense consists of the following at December 31, 2016 and 2015:

	2016	2015
Income tax provision attributable to:
Federal	$(199,179)	$-
State and local	(61,286)	-
Valuation allowance	260,464	-
Net provision for income tax	$-	$-

Deferred tax assets consists of the following at December 31, 2016 and 2015:

	2016	2015
Deferred tax asset attributable to:
Net operating loss carryover	$189,064	$-
Accrued management fees, related party	71,400
Valuation allowance	(260,464)	-
Net deferred tax asset	$-	$-

The primary difference between the statutory federal rate and the Company’s effective tax rate for the year ended December 31, 2016 was due to the 100% valuation allowance.

As of December 31, 2016, the Company had federal and state net operating loss carryforwards of approximately $557,000. The federal and state net operating losses and tax credits expire in years beginning in 2036. Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. To date, the Company hasn’t experienced “ownership changes” under section 382 of the Code and comparable state tax laws. As of December 31, 2016, the Company estimates that none of the federal and state net operating losses will be limited under Section 382 of the Code.

As of December 31, 2016 and 2015, the Company maintained a full valuation allowance on its net deferred tax assets. The valuation allowance was determined in accordance with the provisions of ASC 740, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. The Company’s history of cumulative losses, along with expected future U.S. losses required that a full valuation allowance be recorded against all net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

The Company files income tax returns in the U.S. and Arizona. All years presented remain subject to examination for U.S. federal and state purposes. The Company is not currently under examination in federal or state jurisdictions.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, management reviewed all material events through February 13, 2017, for these financial statements and there are no material subsequent events to report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

On May 18, 2016, Heaton & Company, PLLC (“Heaton”), the principal accountant for the Company, was dismissed and the Company engaged Haynie & Company (“Haynie”), as the Company’s principal accountant for the Company’s fiscal year ended December 31, 2016. The decision to change principal accountants was approved by the Company’s Board of Directors.

The report of Heaton, on the Company’s financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion, or was not qualified or modified as to uncertainty, audit scope or accounting principles except that the report of Heaton included in the Company’s Annual Report on Form 10-K for 2015 did include a paragraph disclosing uncertainty about the Company’s ability to continue as a going concern.

There were no disagreements between the Company and Heaton, for the two most recent fiscal years on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Heaton, would have caused them to make reference to the subject matter of the disagreement in connection with its report. Further, Heaton has not advised the Company that:

1)	internal controls necessary to develop reliable financial statements did not exist; or
2)	information has come to the attention of Heaton which made it unwilling to rely upon management’s representations, or made it unwilling to be associated with the financial statements prepared by management; or
3)	the scope of the audit should be expanded significantly, or information has come to the attention of Heaton that they have concluded will, or if further investigated, might materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal year ended December 31, 2015.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed our internal control over financial reporting as of December 31, 2016, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 2013 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting were not effective, as of December 31, 2016, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

The specific material weaknesses which was first identified by the Company’s management and independent accountants during the quarter ended June 30, 2016 related to the initial treatment of the reverse merger (recapitalization) which was initially reported as of the date the initial stock of the Company was issued, rather than as of the origination date of the Corporation and therefore the restatement (arising from the reverse merger) of the equity section was required to be changed from January 2016 to December 30, 2015. In addition, a second weakness was noted in the original disclosure of our financial information provided to our independent accountants, wherein the recording date of the patent acquired from a related party was not updated to recognize the change in the terms of the acquisition arising from the reverse merger. Although these errors were addressed and corrected within the June 30, 2016 10-Q, as of December 31, 2016, the material weakness related to the Company not having the ability to provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements and related disclosures in accordance with U.S. generally accepted accounting principles still remains.

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

Changes in Internal Control Over Financial Reporting

Other than disclosed above, there were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information concerning our directors and executive officers:

Name	Position	Age
Executive Officers:
Timothy Warbington	President and Chief Executive Officer	55
Donald Dickerson	Chief Financial Officer & Senior Vice-President	52
Annette Marleau, PhD	Senior Vice-President	42
Directors:
Timothy Warbington	Director	55
Thomas Ichim, PhD	Director	40
Amit Patel, MD	Director	44
Donald Dickerson	Director	52

Directors are elected annually at the annual meeting of shareholders. Each director holds office until the next annual meeting of shareholders at which his or her term expires and until his or her successor is elected and qualified, or until his or her earlier death, resignation or removal pursuant to our bylaws. Officers are elected by our board of directors at the annual meeting of our board of directors held each year immediately following the annual meeting of the shareholders, and each officer holds office until the next annual meeting at which officers are to be elected and until his or her successor is elected and qualified, or until his or her earlier resignation or removal pursuant to our bylaws. Each of the above directors and officers has served in his or her office since the closing of the reverse merger on May 18, 2016.

Business Experience of Executive Officers and Directors

Drs. Ichim and Patel were selected as directors because of their experience and expertise in the field of stem cell research. Dr. Ichim sits and has set on a number of scientific advisory boards, including MyoStim Pacers, San Diego (2011-present); Cromos Pharmaceuticals, Moscow (2010-present); Orcrist Inc, Edmonton, Canada, Chairman (2008-2010); and Entest Bio, La Mesa, California (2010-2011). He also served as editor for StemCellPatents.com (2007-2009). He has also published a number of medical abstracts in stem cell research and has authored or co-authored a number of peer reviewed articles on stem cell research. Dr. Patel has authored numerous articles in the medical field, including peer reviewed and non-peer reviewed professional journal articles on stem cell research. Since 2008 he has been Director of Clinical Regenerative Medicine. Messrs. Warbington and Dickerson were selected as directors because of their experience in managing biotech companies. Mr. Warbington has over 25 years of experience in managing companies and has spent the last five years in the biotech field. Mr. Dickerson has over 30 years of experience in the fields of finance and management. We believe the combination of the skills in the field of stem cell research and business operations contribute to a balance which allows these individuals to pool their skills and work collaboratively on our Board of Directors.

The information below sets forth the employment background of the above persons, and any directorships held by them during the last five years in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Timothy Warbington. Mr. Warbington has served as a director and as Chief Executive Officer of CMT since February 2016 and has served as a director, Chief Executive Officer and President of CMH since October 2011. He has over 25 years of executive level management experience. Mr. Warbington received a Bachelor’s Degree in Accounting from Arizona State University in 1984. From 1993 through 2007 he owned and operated a multi-million dollar national agricultural (produce) and finance company with annual revenues of $5,000,000 to $12,000,000. Prior to that, he served as Chief Operating Officer of the U.S. subsidiary of a British firm engaged in the international food trade. For eight years, Mr. Warbington has invested in the biotechnology industry and has provided strategic and tactical advice as a consultant to a publicly traded bio-tech firm. In connection with this experience, he has built a network of scientists, physicians and executives to participate as executive officers and directors of CMH.

Dr. Thomas Ichim. Dr. Ichim has served as a director and as President of CMT since February 2016, and has served as a director and Vice-President of CMH, and as President of the Biotech Division, since October 2011. From 2007 until 2015 he served as Chief Science Officer, Chief Executive Officer, and President, and was a director, of MediStem Inc., a San Diego-based company engaged in development of endometrial regenerative cells which was acquired in 2014 by Intrexon Corporation for $26,000,000. From 2004 until 2007 he served as program manager for biorasi LLC, a clinical research organization. He also served as a director of Regen BioPHarma, Inc., a publicly traded biotechnology company, from 2012 until 2015. In 2005 Dr. Ichim received his PhD in Immunology from University of Sciences Arts and Technology, Olveston Monserrat; in 1999 he received a MSc in Microbiology and Immunology from University of Western Ontario, London, Ontario, Canada; and in 1994 he received a BSc in Biology from the University of Waterloo, Waterloo, Ontario, Canada.

Donald Dickerson. Mr. Dickerson has served as a director and as Chief Financial Officer and Senior Vice-President of CMT since February 2016, and has served as a director and as Vice President and Chief Operating Officer of CMH since June 2014. He received his Masters of Business Administration in Finance from the University of Southern California in May 1992. Mr. Dickerson has worked in a number of management and accounting positions and has experience with companies in the technology, manufacturing and health sciences area. From October 2003 until February 2009 he was employed as a vice-president for JP Morgan Chase in finance; from March 2009 until May 2014 he served as a director for GMT Ventures in finance and operations; and from June 2011 until May 2014 he also served as CFO for Medistem, Inc. in finance.

Dr. Annette Marleau. Dr. Marleau has served as a Senior Vice-President of CMT since February 2016, and has served as Vice President and Chief Scientific Officer for CMH since March 2014. Prior to joining CMH, Dr. Marleau was the Director of Tumor Immunology at Aethlon Medical Inc. from 2011 until 2014. Dr. Marleau received her PhD in Immunology from the University of Western Ontario in 2004, received a MS in Reproductive Immunology from Ontario Veterinary Collateral, University of Guelph, Canada in 1999; and a BS in Biology from the University of Waterloo, Canada.

Dr. Amit N. Patel. Dr. Patel has served as a director of CMT since February 2016 and a director of CMH since October 2011. He has been a practicing heart surgeon since 2008. Dr. Patel received his medical degree in 1998 from Case Western Reserve University, Cleveland, Ohio. He currently holds the following positions at the University of Utah; Associate Professor, Department of Surgery, Division of Cardiothoracic Surgery and Director Clinical Regenerative Medicine and Tissue Engineering. Dr. Patel has an MD from Case Western Reserve University. He is also a director of Jadi Cell LLC, a research facility located in Salt Lake City, Utah.

Legal Proceedings

During the past ten years there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of the persons nominated to become directors or executive officers upon closing of the Merger Agreement, and none of these persons has been involved in any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity, any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws or regulations, or any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

We do not have standing compensation, nominating, or audit committees of the board of directors, or committees performing similar functions. We intend to form these committees in the near future.

Family Relationships

There are no family relationships between any director or executive officer, except for Dr. Ichim and Dr. Marleau who are husband and wife.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The following table identifies each person who, at any time during the fiscal year ended December 31, 2016, was a director, executive officer, or beneficial owner of more than 10% of our common stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Reports Not Filed
Timothy Herbst	2	2	0
Timothy Warbington	3	3	0
Creative Medical Health, Inc.	3	3	0

Code of Ethics

On May 18, 2016, the Board of Directors adopted a Code of Ethics. The purpose of the Code of Ethics is to deter wrongdoing and to promote:

•	honest and ethical conduct;
•	full, fair, accurate, timely, and understandable disclosure in reports and documents that a registrant files with, or submits to, the SEC and in other public communications made by the Company;
•	avoidance and ethical handling of actual or apparent conflicts of interest, including disclosure to an appropriate person of any material transaction or relationship that reasonably could be expected to give rise to such a conflict;
•	confidentiality of corporate information;
•	protection and proper use of corporate assets and opportunities;
•	compliance with applicable governmental laws, rules, and regulations;
•	prompt internal reporting of any violations of this Code to an appropriate person; and
•	accountability for adherence to the Code.

The Code of Ethics applies to all directors, officers, and employees of the Company and its subsidiaries, including, but not limited to, the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Nominating and Governance Committee

We do not currently have a Nominating and Governance Committee and do not feel one is required at this time due to the small size of the Board of Directors. There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors

Overview of Director Nominating Process

The Board of Directors does not have a standing nominating committee or committee performing similar functions. The Board of Directors also does not currently have a policy for the qualification, identification, evaluation or consideration of director candidates. The Board of Directors does not believe that a defined policy with regard to the qualification, identification, evaluation or consideration of candidates recommended by stockholders is necessary at this time due to the fact that we have not received any stockholder recommendations in the past. Director nominees are considered solely by our current Board of Directors and we have not adopted procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

We do not currently have an Audit Committee and do not feel one is required at this time due to the small size of the Board of Directors. As such, we do not have an Audit Committee Financial Expert.

Item 11. Executive Compensation

Steven L. White served as our Chief Executive Officer from August 2007 until May 18, 2016 and Timothy Warbington has served as our Chief Executive Officer from May 18, 2016 until the present. Neither Mr. White, Mr. Warbington nor any other person received compensation from us during the years ended December 31, 2016 or 2015, which would be reportable pursuant to this item.

Except as described below, we have not entered into any employment or compensation agreements or arrangements with Messrs. Warbington, Ichim, Dickerson, and Patel and Mrs. Marleau for their services as officers or directors of our company. Each of these persons is employed by CMH and will continue to receive his or her salary from CMH for services performed for CMT and our company. We have agreed to reimburse CMH for the services performed for CMT and our company by CMH employees beginning January 1, 2016. The following table sets forth the amount of monthly compensation expense CMT has agreed to reimburse to CMH for its senior executive officers:

Name	CMT Position	Monthly Reimbursement
Timothy Warbington	Chief Executive Officer	$10,000
Donald Dickerson	Chief Financial Officer	$10,000
Annette Marleau	Senior Vice-President	$5,000

In addition, CMH has a consulting agreement with Dr. Patel and commencing January 1, 2016, CMT has agreed to reimburse CMH $5,000 per month for time allocated by Dr. Patel to CMT and our company. We have also agreed to reimburse CMH for the services of Thomas Ichim, PhD, one of our directors, at the rate of $5,000 per month.

Equity Awards

No equity awards were granted to our named executive officers during the years ended December 31, 2016 or 2015. Following closing of the Merger Agreement, we adopted the Plan, under which we are authorized to grant awards for up to 2,000,000 common shares. Options to purchase 500,000 shares have been granted under the Plan to individuals who are not named executive officers.

Compensation of Directors

No compensation was paid to or earned by any director during the year ended December 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table and footnotes thereto sets forth information regarding the number of shares of common stock beneficially owned by (i) each director and named executive officer of our company, (ii) each person known by us to be the beneficial owner of 5% or more of its issued and outstanding shares of common stock, and (iii) all named executive officers and directors of the Company as a group. In calculating any percentage in the following table of common stock beneficially owned by one or more persons named therein, the following table assumes 105,013,750 shares of common stock issued and outstanding. Unless otherwise further indicated in the following table, the footnotes thereto and/or elsewhere in this report, the persons and entities named in the following table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name, subject to community property laws, where applicable. Unless as otherwise indicated in the following table and/or the footnotes thereto, the address of each person beneficially owning in excess of 5% of the outstanding common stock named in the following table is: 2017 W Peoria Avenue, Phoenix, Arizona 85029.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
Named Executive Officers and Directors
Timothy Warbington	65,114,994	(2)	61.99%
Donald Dickerson	1,293,333		1.23%
Thomas Ichim PhD	2,586,667	(3)	2.46%
Amit Patel, MD	3,880,000	(4)	3.69%
Steven L. White	-		-
Executive Officers and Directors as a Group (5 Persons)	73,327,661		69.81%
5% Beneficial Holders
Creative Medical Health, Inc.(5) 2007 W Peoria Ave Phoenix, AZ 85029	58,648,327	(6)	55.57%
Timothy Herbst 2031 W. Peoria Ave. Phoenix, AZ 85029	10,346,667	(7)	10.89%
Henry Baldenegro 2332 East Bishop Drive Tempe, Arizona 85282	9,940,568	(8)	9.39%

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this report.
(2)	Includes 58,648,327 shares beneficially owned by Creative Medical Health, Inc., for which Mr. Warbington serves as President and Chief Executive Officer.
(3)	These shares are held by Biotech Holdings LLC, a limited liability company controlled by Mr. Ichim.
(4)	These shares are held by Jadi Cells, LLC, a limited liability company controlled by Mr. Patel.
(5)	Mr. Warbington, as President and CEO, has voting and investment power over these shares which are included in shares beneficially owned by him above.
(6)	Includes 30,000 shares issuable upon exercise of warrants.
(7)	Includes 100,000 shares issuable upon exercise of warrants.
(8)	Includes 293,560 shares purchasable upon exercise of vested options issued by CMH to Mr. Baldenegro and 100,000 shares issuable upon exercise of warrants.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

On May 18, 2016, we closed the Merger Agreement with CMT, Mr. White, and the Merger Sub. As a result of the closing, the Merger Sub was merged with and into CMT with CMT being the surviving corporation and CMT became a wholly-owned subsidiary of our company. Mr. White, who was our majority shareholder prior to the closing, sold 15,100,000 shares of our common stock owned by him to us following closing for $5,000, after which we cancelled the shares.

In connection with the reverse acquisition transaction, CMH advanced $25,000 to us for payment of certain obligations and purchase of Mr. White’s stock. Prior to the execution of the Merger Agreement, $13,256 was advanced for the payment of certain accounts payable and other obligations. At closing, CMT advanced the balance of the $25,000 to us for the purchase of Mr. White’s shares and the payment of our remaining accounts payable. The amounts advanced by CMH are evidenced by an 8% promissory note which matures on May 18, 2018. In addition, we settled all outstanding promissory notes payable, except for promissory notes not exceeding $20,000, which will be paid upon obtaining DTC eligibility for our common stock. No cash consideration was paid for cancellation of these promissory notes.

At closing, each share of common stock of CMT issued and outstanding immediately prior to the closing was converted into 6.4666666 shares of our common stock, which now constitutes approximately 97%, of our common stock. The shares of CMT exchanged in the closing were distributed to the CMT shareholders as a stock dividend by CMH, which purchased the shares from CMT for $49,500, which funds were used for operating expenses by CMT and to purchase the license from LABIOMED for the infertility treatment.

At closing, Timothy Warbington, Donald Dickerson, Thomas Ichim, PhD, and Amit Patel, MD were appointed as directors of our company and Mr. White resigned from all positions with the company. Post-closing, Mr. Warbington was appointed as President, Chief Executive Officer and Chairman, Mr. Dickerson was appointed as Chief Financial Officer, and Annette Marleau, PhD, was appointed as Senior Vice President.

CMT entered into a line of credit evidenced by a Loan Agreement dated February 2, 2016, with CMH, a principal shareholder of our company, for $50,000, which amount has been fully borrowed by CMT, and entered into a second Loan Agreement dated May 1, 2016, with CMH for an additional $50,000 which has also been fully borrowed by CMT. The funds advanced under each line of credit are evidenced by separate 8% Promissory Notes dated February 2, 2016, and May 1, 2016, respectively. The first note matures on April 30, 2017, and the second note matures on July 31, 2017.

Effective January 1, 2016, we agreed to reimburse CMH, our parent company, $35,000 per month for the services performed for us by our current officers and directors. Each of these officers and directors is either an employee of or consultant with our parent company.

During the year ended December 31, 2016, we sold 300,000 shares to CMH for gross proceeds of $30,000. In connection with the offering, we also issued warrants to purchase 30,000 shares of our common stock at $0.10 per share. The warrants are currently exercisable and expire on August 1, 2019.

Director Independence

We have adopted the independence standards of the NYSE MKT LLC, to determine the independence of directors. These standards provide that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of our board of directors, free of any relationship that would interfere with the exercise of independent judgment. Under this standard, our board of directors has determined that Thomas Ichim, PhD and Amit Patel, MD would meet this standard, and therefore, would be considered to be independent.

Item 14. Principal Accountant Fees and Services

Fees Paid

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2016 were $32,635 and $19,368 for the period ended December 31, 2015.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the year ended December 31, 2016 were $4,370 and $0 for year ended December 31, 2015.

Tax Fees

There were no fees billed for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning in the years ended December 31, 2016 and 2015.

All Other Fees

There were no other fees billed for products or services provided by the principal accountants, other than those previously reported above, for the years ended December 31, 2016 and 2015.

Audit Committee

We do not have an Audit Committee, therefore the Board of Directors has considered whether the non-audit services provided by our auditors to us are compatible with maintaining the independence of our auditors and concluded that the independence of our auditors is not compromised by the provision of such services. Our Audit Committee pre-approves all auditing services and permitted non-audit services, including the fees and terms of those services, to be performed for us by our independent auditor prior to engagement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2016 and 2015

Statements of Operations for the year ended December 31, 2016 and for the Period from December 30, 2015 (Date of Inception) to December 31, 2015

Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2016 and for the Period from December 30, 2015 (Date of Inception) to December 31, 2015

Statements of Cash Flows for the year ended December 31, 2016 and for the Period from December 30, 2015 (Date of Inception) to December 31, 2015

Notes to Financial Statements

Exhibits

The following exhibits are included with this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here- with
2.1 & 10.1	Agreement and Plan of Merger, dated April 29, 2016	8-K	000-53500	2.1	5/5/16
2.2 &10.2	Name Change Merger Agreement filed May 18, 2016 with Creative Medical Technology Holdings, Inc.	8-K	000-53500	2.1	5/19/16
3.1	Articles of Incorporation	S-1	333-214741	3.1	11/21/16
3.2	Bylaws	10	000-53500	3.2	11/18/08

3.3	Articles of Exchange filed Effective May 18, 2016	8-K	000-53500	3.1	5/19/16
3.4	Articles of Merger filed Effective May 18, 2016 (Acquisition Transaction)	8-K	000-53500	3.2	5/19/16
3.5	Articles of Merger filed Effective May 18, 2016 (Name Change Transaction)	8-K	000-53500	3.3	5/19/16
4.1	Form of common stock Certificate	10-Q	000-53500	4.1	8/19/16
4.1 & 10.3	2016 Stock Incentive Plan	8-K	000-53500	99.17	5/19/16
10.4	8% Promissory Note dated May 18, 2016, for $25,000 with Creative Medical Health	8-K	000-53500	99.1	5/19/16
10.5	Patent Purchase Agreement dated February 2, 2016, with Creative Medical Health	8-K	000-53500	99.2	5/19/16
10.6	Loan Agreement dated February 2, 2016, with Creative Medical Health	8-K	000-53500	99.3	5/19/16
10.7	8% Promissory Note dated February 2, 2016, for $50,000 with Creative Medical Health	8-K	000-53500	99.4	5/19/16
10.8	License Agreement with Los Angeles Biomedical Research Institute at Harbor-UCLA Medical Center Effective January 29, 2016	8-K	000-53500	99.5	5/19/16
10.9	Cancellation of Indebtedness Agreement, dated May 6, 2016 with Lorikeet, Inc.	8-K	000-53500	99.8	5/19/16
10.10	Cancellation of Indebtedness Agreement, dated May 6, 2016 with Jackie O’Reilly	8-K	000-53500	99.9	5/19/16
10.11	Cancellation of Indebtedness Agreement, dated May 6, 2016 with Dassity, Inc.	8-K	000-53500	99.10	5/19/16
10.12	Cancellation of Indebtedness Agreement, dated May 6, 2016 with Sugarloaf Management, LLC	8-K	000-53500	99.11	5/19/16
10.13	Cancellation of Indebtedness Agreement, dated May 6, 2016 with Serenity Services, Inc.	8-K	000-53500	99.12	5/19/16
10.14	Cancellation of Indebtedness Agreement, dated May 6, 2016 with McKinley Enterprise Profit Sharing Plan, Inc.	8-K	000-53500	99.13	5/19/16
10.15	Cancellation of Indebtedness Agreement, dated May 6, 2016 with TradeCo, Inc.	8-K	000-53500	99.14	5/19/16
10.16	Cancellation of Indebtedness Agreement, dated May 6, 2016 with Bateman Dynasty	8-K	000-53500	99.15	5/19/16
10.17	Cancellation of Indebtedness Agreement, dated May 6, 2016 with McKinley Capital 401K Roth Plan	8-K	000-53500	99.16	5/19/16
10.18	Loan Agreement dated May 1, 2016, with Creative Medical Health	10-Q	000-53500	10.1	8/19/16
10.19	8% Promissory Note dated May 1, 2016, for $50,000 with Creative Medical Health	10-Q	000-53500	10.2	8/19/16
10.20	Consulting Agreement between Creative Medical Health, Inc. and Dr. Patel	S-1	333-214741	10.20	11/21/16
10.21	License Agreement dated August 25, 2016, between Creative Medical Technologies, Inc. and UCSD (portions of this exhibit have been omitted pursuant to a request for confidential treatment)	10-Q	000-53500	10.1	11/10/16
10.22	Master Services Agreement dated November 15, 2015, with Professional Research Consulting, Inc.	10-Q	000-53500	10.2	11/10/16

10.23	Clinical Trial Agreement dated September 19, 2016 between Creative Medical Technologies, Inc. and LABIOMED	10-Q	000-53500	10.3	11/10/16
16.1	Letter from Heaton & Company, PLLC, dated May 18, 2016	8-K	000-53500	16.1	5/19/16
21.1	Subsidiaries	S-1	333-214741	21.1	11/21/16
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

Date: February 13, 2017	By:	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: February 13, 2017	By:	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Timothy Warbington	Director & Chairman	February 13, 2017
Timothy Warbington

/s/ Donald Dickerson	Director	February 13, 2017
Donald Dickerson

/s/ Thomas Ichim, PhD	Director	February 13, 2017
Thomas Ichim, PhD

/s/ Amit Patel, MD	Director	February 13, 2017
Amit Patel, MD

