Form 10-Q
period 2017-03-31
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2017-05-10
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on May 10, 2017, was 106,263,750.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017 (Unaudited)	December 31, 2016
ASSETS
CURRENT ASSETS
Cash	$98,119	$221,868
Total Current Assets	98,119	221,868

OTHER ASSETS
Licenses, net of amortization	98,007	100,644
TOTAL ASSETS	$196,126	$322,512

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$96,879	$66,385
Accrued expenses	6,891	4,879
Notes payable - related party - current	100,000	100,000
Management fee payable - related party	262,500	280,000
Advances from related party	2,600	2,600
Total Current Liabilities	468,870	453,864

LONG TERM LIABILITIES
Notes payable - related party, net of current portion	25,000	25,000
Accrued expenses, net of current portion	1,932	1,439
TOTAL LIABILITIES	495,802	480,303

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2017 and December 31, 2016	-	-
Common stock, $0.001 par value, 600,000,000 shares authorized; 106,013,750 and 105,013,750 issued and outstanding at March 31, 2017 and December 31, 2016	106,014	105,014
Additional paid-in capital	604,233	503,767
Accumulated deficit	(1,009,923)	(766,572)
TOTAL STOCKHOLDERS' DEFICIT	(299,676)	(157,791)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$196,126	$322,512

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016

REVENUES	$-	$-

OPERATING EXPENSES
Research and development	59,831	4,364
General and administrative	178,378	141,176
Amortization of patent costs	2,637	1,589
TOTAL EXPENSES	240,846	147,129

OTHER INCOME/(EXPENSE)
Interest expense, related party	(2,505)	(716)
OPERATING LOSS	(243,351)	(147,845)

NET LOSS	$(243,351)	$(147,845)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	105,102,639	73,906,815

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(243,351)	$(147,845)
Adjustments to reconcile net loss to
net cash from operating activities:
Stock based compensation	1,466	-
Amortization	2,637	1,589
Changes in assets and liabilities:
Accounts payable	30,494	3,780
Accrued expenses	2,505	1,800
Management fee payable	(17,500)	105,000
Net cash (used) by operating activities	(223,749)	(35,676)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of licenses	-	-
Net cash (used) by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from subscription receivable	-	49,500
Cash received for stock	100,000	-
Related party advances	-	1,216
Net cash provided from financing activities	100,000	50,716

NET INCREASE IN CASH	(123,749)	15,040
BEGINNING CASH BALANCE	221,868	100
ENDING CASH BALANCE	$98,119	$15,140

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$-	$-
Cash payments for income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Purchase of patents by issuance of common stock	$-	$100,000
Fair value of warrants issued in private placement	$5,546	$-
Purchase of technology license by issuance of common stock	$-	$1,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

Introductory Comment

Unless otherwise indicated, any reference to “our company”, “we”, “us”, or “our” refers to Creative Medical Technology Holdings, Inc., and as applicable to its wholly owned subsidiary, Creative Medical Technologies, Inc., a Nevada corporation (“ CMT ”).

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization  - We were incorporated on December 3, 1998, in the State of Nevada, and have one wholly-owned subsidiary, Creative Medical Technologies, Inc., a Nevada corporation (“ CMT ”), which conducts all of our business operations. On September 14, 2016, we formed a limited liability company, Amniostem LLC Inc., in Nevada for the purpose of creating and/or licensing intellectual property in the area of amniotic fluid derived stem cells for therapeutic applications. This entity is a wholly owned subsidiary of CMT and has not commenced any business activities.

We had only limited operations during this startup phase through June 30, 2008, at which time we ceased all business operations because of increased competition in the industry, dwindling sales, and elevated costs associated with generating sales.

On May 18, 2016, we closed an Agreement and Plan of Merger (the “ Merger Agreement ”) with CMT, Mr. White, our principal shareholder and the sole officer and director, and Jolley Acquisition Corp., a Nevada corporation and wholly owned subsidiary of our company (the “ Merger Sub ”). As a result of the closing of the Merger Agreement, the Merger Sub was merged with and into CMT with CMT being the surviving corporation and CMT became our wholly-owned subsidiary. Effective May 18, 2016, we filed Articles of Merger and Articles of Exchange with the Nevada Secretary of State evidencing the closing and the issuance of our shares to the shareholders of CMT. Following closing, Mr. White, who was our majority shareholder prior to the closing, sold 15,100,000 shares of our common stock to us for $5,000, after which the shares were cancelled and returned to our authorized but unissued shares of common stock.

In connection with the closing, CMT caused Creative Medical Health, Inc., a Delaware corporation and parent of CMT (“ CMH ”), to advance $25,000 to us for payment of certain obligations. Prior to the execution of the Merger Agreement, CMH advanced to us $8,256 for the payment of certain accounts payable and $5,000 for repayment of certain notes payable. At closing, CMT caused CMH to advance $5,000 to us for the purchase of Mr. White’s shares and the balance of the $25,000 for the payment of our remaining accounts payable. The amounts advanced by the parent of CMT are evidenced by an 8% Promissory Note dated May 18, 2016.

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

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the three month period ended March 31, 2017 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The operations for the three-month period ended March 31, 2017, are not necessarily indicative of the operating results for the full year.

Going Concern - The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the three month period ended March 31, 2017, the Company incurred a net loss of $243,351 had negative cash flows from operating activities, had a working capital deficit of $370,751 and had no revenue-generating activities. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Research and Development - Research and development will be the principal function of the Company. Research and development costs will be expensed as incurred.  Expenses in the accompanying unaudited condensed consolidated financial statements include certain costs which are directly associated with the Company’s research and development:

1.	Erectile Dysfunction Technology based upon the use of stem cells. These costs, which consist primarily of monies paid for clinical trial expenses, materials and supplies and compensation costs amounted to $48,007 for the three month period ended March 31, 2017.
2.	Stroke Treatment based upon implanting amniotic fluid-based stem cells. Monies paid for laboratory expenses, materials and supplies amounted to $11,824 for the three month period ended March 31, 2017.

Basic and Diluted Loss Per Share – The Company follows Financial Accounting Standards Board ("FASB") ASC 260 Earnings per Share to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. During the three month period ended March 31, 2017, the Company had 500,000 options and 600,000 warrants to purchase common stock outstanding; however, the effect was anti-dilutive due to net loss.

Recent Accounting Pronouncements – The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 2 – LICENSING AGREEMENTS

ED Patent – The Company acquired a patent from Creative Medical Health, Inc. (“CMH”), a related company, on February 2, 2016, in exchange for 64,666,667 shares of CMTH restricted common stock valued at $100,000. CMH holds a significant amount of the Public Company's common stock. The patent expires in 2025 and the Company has elected to amortize the patent over a ten year period on a straight line basis. Amortization expense of $2,521 was recorded for the three month period ended March 31, 2017 in comparison with $1,589, for the comparable quarter a year ago.

Male Infertility License Agreement - The Company has acquired a royalty license from Los Angeles Biomedical Research Institute at Harbor-UCLA Medical Center (“LABIOMED”) granting the exclusive license to the products and services of a LABIOMED patent.

The license was acquired for a cash payment of $5,000, issuance of 323,333 shares of restricted common stock of the Company (valued at $1,000, with a par value of $0.01 per share), and an agreement to reimburse LABIOMED up to $1,800 for expenses incurred by LABIOMED in reviving and defending their patent. The Company has expensed the cash paid, the value of the stock issued, and the expected reimbursement of $1,800 for a total intangible royalty expense – license fees of $7,300.

The Company is subject to a 6% royalty payment to LABIOMED on net sales of any products under this license and 25% on any non-royalty sublicense income. Commencing three years after the date of the agreement, and each subsequent year thereafter, the Company is required to pay to LABIOMED annual maintenance royalties of $20,000, unless during the prior one-year period the Company paid $50,000 or more in actual royalty payments. Finally, the Company agreed to pay LABIOMED certain milestone payments upon achieving the milestones set forth in the agreement. As of March 31, 2017, no amounts are currently due to LABIOMED.

Multipotent Amniotic Fetal Stem Cells License Agreement - On August 25, 2016, CMT entered into a License Agreement dated August 25, 2016, with a University. This license agreement grants to CMT the exclusive right to all products derived from a patent for use of multipotent amniotic fetal stem cells composition of matter throughout the world during the period ending on the expiration date of the longest-lived patent rights under the patent. The license agreement also permits CMT to grant sublicenses. Under the terms of the license agreement, CMT is required to diligently develop, manufacture, and sell any products licensed under the agreement. CMT paid the University an initial license fee within 30 days of entering into the agreement. CMT is also required to pay annual license maintenance fees on each anniversary date of the agreement, which maintenance fees would be credited toward any earned royalties for any given period. The License Agreement provides for payment of various milestone payments and earned royalties on the net sales of licensed products by CMT or any sub licensee. CMT is also required to reimburse the University for any future costs associated with maintaining the patent. CMT may terminate the license agreement for any reason upon 90 days’ written notice and the University may terminate the agreement in the event CMT fails to meet its obligations set forth therein, unless the breach is cured within 30 days of the notice from the University specifying the breach. CMT is also obligated to indemnify the University against claims arising due to the exercise of the license by CMT or any sub licensee. As of March 31, 2017, no amounts are currently due to the University.

The Company estimates that the patent expires in February 2026 and has elected to amortize the patent through the period of expiration on a straight line basis. Amortization expense of $116 was recorded for the three month period ended March 31, 2017.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has incurred a monetary obligation to a related corporation to reimburse the cost of services provided to the Company (management and consulting) through March 31, 2017. Each of the Company’s executive officers is employed by the parent company, CMH, and will continue to receive his or her salary or compensation from CMH. The Company has an agreement with CMH which obligates the Company to reimburse CMH $35,000 per month for such services beginning January 2016. The compensation paid by CMH will include an allocation of services performed for CMH and for the Company. The amounts are presented as a “management fee payable - related party” on the accompanying unaudited condensed consolidated balance sheets. The liability is non-interest bearing, unsecured, and will be due upon the Company successfully raising at least $1,000,000 through the sale of equity. As of March 31, 2017, amounts due to CMH under the arrangement were $262,500.

During 2016, the Company entered into three note payable agreements with CMH in which the proceeds were used in operations. The notes payable were dated February 2, 2016, May 1, 2016 and May 18, 2016 and resulted in borrowings of $50,000, $50,000 and $25,000, respectively. Notes payable of $50,000 mature on April  30, 2017, $50,000 on July 31, 2017 and $25,000 on May 18, 2018. The notes incur interest at 8% per annum on the outstanding balance of the notes. As of March 31, 2017, accrued interest was $8,903. As of December 31,2016, accrued interest was $6,398. The note that matured on April 30, 2017 is in the process of being extended one year.

On August 12, 2016, CMH advanced the Company $2,000 for operations. The amount is due on demand and does not incur interest.

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

The fair value of each option award is estimated using the Black-Scholes valuation model. Assumptions used in calculating the fair value at March 31, 2017 were as follows:

Weighted Average Inputs Used

Annual dividend yield	$-
Expected life (years)	6.90
Risk-free interest rate	1.42%
Expected volatility	84.74%
Common stock price	$0.10

Since the expected life of the options was greater than the Company's historical stock information available, the Public Company determined the expected volatility based on price fluctuations of comparable public companies.

Stock based compensation for the three month period ended March 31, 2017, was $1,464 and included with general and administrative expenses on the accompanying unaudited condensed consolidated statement of operations. As of March 31, 2017, future estimated stock based compensation to be recorded was $29,427 which will be recognized through 2021.

NOTE 5 – STOCKHOLDERS’ DEFICIT

In August 2016, the Company commenced a non-public offering of up to 10,000,000 shares of common stock at $0.10 per share, and at no additional cost, one warrant to purchase another share of common stock at $0.10 per share for each ten shares purchased in the offering. The securities offered have not been and will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. From August 6, 2016 to December 31, 2016, the Company sold 5,000,000 shares in this offering, resulting in proceeds of $500,000 and the issuance of warrants to purchase 500,000 shares of common stock. Of this amount $30,000 was received from CMH, a related party. During the three month period ended March 31, 2017, the Company sold an additional 1,000,000 shares and issued 100,000 warrants for gross proceeds of $100,000 under the same terms as the prior offering. The Company determined that the fair value of these warrants was $5,546 was estimated using the Black-Scholes valuation model. The warrants were classified as equity as they were issued in connection with a capital raise. Assumptions used in calculating the fair value of the warrants upon issuance were as follows:

Inputs Used

Annual dividend yield	$-
Expected life (years)	2.36
Risk-free interest rate	0.86%
Expected volatility	98.38%
Common stock price	$0.10

See Note 2 for discussion related to the issuance of common stock in connection with licensing agreements.

NOTE  6 – SUBSEQUENT EVENTS

In accordance with ASC 855, management reviewed all material events through May 9, 2017, for these financial statements and there are no material subsequent events to report, except as follows:

$100,000 Loan

On April 13, 2017, the Company received a loan from an accredited investor in the amount of $100,000. The loan is evidenced by a promissory note dated April 13, 2017, which bears interest at 12% and which matures on October 13, 2018. In addition, at maturity the Company must pay 125% of principal and interest at maturity. The promissory note is secured by 400,000 shares of common stock held by the lender.

$400,000 Convertible Debenture

On May 2, 2017, the Company entered into a convertible debenture agreement with a third party for an aggregate principal amount of up to $400,000, for which up to $360,000 in proceeds is to be received. On May 2, 2017, the Company received the first tranche of proceeds of $85,000 for which the Company issued a convertible debenture in the face amount of $100,000. Under the terms of the agreement, the convertible debenture incurs interest at 0% per annum and has a maturity date of three years from the date of funding, which represents May 2, 2020 for the first tranche of proceeds received. Additionally, the Company issued to the holder 50,000 shares of common stock.

The debenture is convertible under the following terms: 1) any time from issuance until 180 days at a fixed rate of $0.25 per share; 2) any time during the period beginning on the date which is 180 days following the date of the issuance at the lower of $0.25 or a conversion price equal to 65% (adjusted to 60% based upon the conversion rate of the $115,000 convertible note discussed below) of the second lowest closing trade price of the Company's common stock for the 15 trading days immediately preceding the conversion date. The Company is required at all times to reserve shares of the Company's common stock equal to 700% of the number of shares the convertible debenture is convertible into.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible debenture. Assuming the convertible debenture is not extinguished upon attaining 180 days outstanding, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies after 180 days as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible debenture is not repaid prior to the debenture being convertible, significant pressure may be put on the Company's stock price and additional dilution of current shareholders may take place.

In the event of default, the holder has the right to require the Company to repay in cash all or a portion of the convertible debenture at a price equal to 110% of the aggregate principal amount of the convertible debenture plus all accrued and unpaid interest on the principal amount. In addition, the default interest rate would increase to the greater of 18% or the maximum amount allowable under the applicable law.

The Company has the option to redeem the convertible debentures within 90 days from the date of issuance at 105% of the principal and interest; between 91 and to 120 days from the date of issuance at 115% of the principal and interest; between 121 days and 150 days from the date of issuance at 120% of the principal and interest; between 151days and to 180 days from the date of issuance at 130% of the principal and interest; and after 180 days from the date of issuance at 140% of the principal and interest.

$115,000 Convertible Note

On April 10, 2017, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $115,000, for which $103,250 in proceeds were received on May 5, 2017. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of January 10, 2018. The convertible note is convertible upon issuance into shares of the Company's common stock at a conversion price equal to 60% of the two lowest trading prices of the Company's common stock during the previous 25 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company's common stock equal to 10 times the number of common shares the convertible note is convertible into.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company's stock price and additional dilution of current shareholders may take place.

In the event of default, the holder has the right to require the Company to repay in cash all or a portion of the convertible note at a price equal to 150% of the aggregate principal amount of the convertible note plus all accrued and unpaid interest on the principal amount. In addition, the default interest rate would increase to the greater of 24% or the maximum amount allowable under the applicable law.

The Company has the option to redeem the convertible notes within 90 days from the date of issuance at 125% of the principal and interest; between 91 and to 179 days from the date of issuance at 140% of the principal and interest; and after 180 days the right of prepayment expires.

$55,000 Convertible Note

On April 24, 2017, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $55,000, for which $47,500 in proceeds were received on May 8, 2017. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of April 24, 2018. The convertible note is convertible upon issuance and convertible into shares of the Company's stock at a conversion price equal to 60% of the lowest trading price of the Company's common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company's common stock equal to three times the number of common shares the convertible note is convertible into. In conjunction with the issuance of the note, the Company issued 200,000 five-year warrants to purchase common stock at $0.25 per share to the note issuer.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company's stock price and additional dilution of current shareholders may take place.

In the event of default, the holder has the right to require the Company to repay in cash all or a portion of the convertible note at a price equal to 150% of the aggregate principal amount of the convertible note plus all accrued and unpaid interest on the principal amount. In addition, the default interest rate would increase to the greater of 22% or the maximum amount allowable under the applicable law.

The Company has the option to redeem the convertible notes within 30 days from the date of issuance at 115% of the principal and interest; between 31 and to 60 days from the date of issuance at 120% of the principal and interest; between 61 days and 90 days from the date of issuance at 125% of the principal and interest; between 91days and to 120 days from the date of issuance at 130% of the principal and interest; between 121 days and to 180 days from the date of issuance at 135% of the principal and interest; and after 180 days the right of prepayment expires.

Investment Banking Agreement

On March 31, 2017, the Company entered into an agreement with a third party to provide services in connection with raising capital, acquisition related transactions and general corporate finance activity. Under the terms of the agreement, the Company will:

a) Make three $7,500 monthly payments in which will be applied toward future funding fees;

b) Issue on May 1, 2017 shares of the Company's common stock representing 0.5% of the fully diluted amount and an additional 0.5% upon funding at lower of current market price or valuation of investor.

c) Pay a success fee of 6% for any debt facilities obtained;

d) Pay a success fee of 10% for equity and/or convertible preferred or debt for the first $5.0 million; 8% for capital raised between $5.0 and $25.0 million and 6% for all amounts raised above $25.0. Upon any financing the agreement will be extended for an additional 24 months at $7,500 per month.

e) Upon the closing of any financing, issue warrants equal to 10% of the capital raised; and

f) If the Company consummates a sale, acquisition, merger, etc., pay 5% of the aggregate value of the transaction to the advisor, a minimum of $250,000.

Note Extension and Limited Waiver Agreement

On May 4, 2017, CMT and CMH entered into a Note Extension and Limited Waiver Agreement whereby the parties extended the maturity date of the 8% Promissory Note dated February 2, 2016, in the principal amount of $50,000, from April 30, 2017, to April 30, 2018, and CMH waived the nonpayment of the Note by CMT on the original maturity date. CMT has agreed to pay to CMH the accrued but unpaid interest under the Note through the original maturity date on or before June 30, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of income. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016, and our interim financial statements and accompanying notes to these financial statements included in this report. All amounts are in U.S. dollars.

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

This report identifies important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, particularly those set forth under Item 1A – Risk Factors as disclosed in the Company’s 2016 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

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

Overview

On May 18, 2016, Creative Medical Technology Holdings, Inc., formerly known as Jolley Marketing, Inc., a Nevada corporation (the “Company”, “we”, “our”, or “us”), closed (the “Closing”) the Agreement and Plan of Merger (the “Merger Agreement”) with Creative Medical Technologies, Inc., a Nevada corporation (“CMT”), Steven L. White, the principal shareholder and the sole officer and director of the Company (“Mr. White”), and Jolley Acquisition Corp., a Nevada corporation and wholly owned subsidiary of the Company (the “Merger Sub”). As a result of the Closing of the Merger Agreement, the Merger Sub was merged with and into CMT with CMT being the surviving corporation and CMT became a wholly-owned subsidiary of the Company. Upon completion of the transaction, we acquired CMT (which is now our wholly-owned subsidiary) and became a company engaged in stem cell research and applications for use to treat multiple unmet medical needs. CMT was incorporated in the State of Nevada on December 30, 2015. All references to the Company after the Closing refer to Creative Medical Technology Holdings, Inc. and Creative Medical Technologies, Inc., collectively.

We are considered to be a clinical stage company, since we are devoting substantially all of our efforts to establishing our business and because our planned principal operations have not commenced. Our fiscal year end is December 31st. We have acquired the licensing rights for a novel, embryonic fluid-based stem cell, purchased the patents for our ED and male infertility treatments, filed patent applications for stroke, recurrent miscarriages, and female sexual dysfunction, are performing a clinical trial to validate the safety and efficacy of our ED treatment and are performing pre-clinical research on our embryonic fluid-based stem cell in the laboratory.

Funds for our operations have been provided by our parent company, Creative Medical Health, Inc. (“CMH ”) and outside investors. In February 2016 and September 2016, CMH purchased shares of our common stock for cash consideration of $49,500 and $30,000, respectively. In addition, CMH has loaned operating funds to CMT in the form of lines of credit evidenced by promissory notes. As of March 31, 2017, total amounts received from CMT in connection with three promissory notes is $125,000. Each promissory note representing the loans bears interest at 8% per annum from the date funds were received. The first promissory note is dated February 2, 2016, and principal and interest under the note are due on or before April 30, 2017. This promissory note is fully funded in the principal amount of $50,000. The second promissory note is dated May 1, 2016, and principal and interest under the note is due on or before July 31, 2017. In addition, CMH loaned $25,000 to CMT to pay a portion of the approximately $45,000 in outstanding payables of the Company at closing of the reverse merger on May 18, 2016. The loan is evidenced by a promissory note dated May 18, 2016, which bears interest at 8% and which matures on May 18, 2018. From August 2016 through March 2017, we sold 6,000,000 shares of common stock for gross proceeds of $600,000, and issued at no additional cost, three-year warrants to purchase 600,000 shares at $0.10 per share. Of the total sales, $30,000 was received from Creative Medical Health

As of March 31, 2017, we have accrued interest of $8,903 arising from the related party notes of $125,000.

Plan of Operations

We anticipate that if our clinical studies on our ED stem cell treatment are successful, we can commence marketing kits for the treatment in 2018. For the next 12 months our plan of operations is to complete these clinical trials and commence marketing of the kits. We estimate the costs to complete the clinical trials will be approximately $600,000, excluding overhead and other costs associated with maintaining our company structure. We believe that our current cash on hand would meet our cash flow requirements for only a few more months. If we are unable to obtain further financing, we may seek alternative sources of funding or revise our business plan. We currently have no alternative sources for funding.

Results of Operations – For the Three Month Period Ended March 31, 2017 and 2016

Gross Revenue . We generated no gross revenue for the three month period ended March 31, 2017 and March 31, 2016.

General and Administrative Expenses .. General and administrative expenses for the three month period ended March 31, 2017, totaled $178,378, in comparison with $141,176, for the comparable quarter a year ago. The increase of $37,202, or 26% is primarily due to legal and accounting fees associated with public company reporting and audit requirements.

Research and Development Expenses. Research and development expenses for the three month period ended March 31, 2017, totaled $59,831 in comparison with $4,364, for the comparable quarter a year ago. The increase of $55,467, or 1,271% is primarily due to an increase of $44,143 in clinical research expenses on the ED stem cell trial and an increase of $11,824 in laboratory expenses associated with pre-clinical research on the Amniostem™ stem cell.

Net Loss . For the reasons stated above, our net loss for the three month period ended March 31, 2017 totaled $243,351 in comparison to $147,845, for the comparable quarter a year ago. Because our current clinical stage operations did not commence until April 2016, we anticipate that the three-month period March 31, 2017 will be more reflective of future net losses.

Liquidity and Capital Resources

As of March 31, 2017, our principal source of liquidity was a combination of $600,000 raised through the sale of the Company's common stock, the initial capital contribution of $49,500 paid by CMH for founder’s shares of CMT, and $125,000 borrowed under promissory notes from CMH for which was used to pay operating expenses and to satisfy CMTH payables as of the closing of the reverse merger with CMT. Going forward, our short-term funding needs are expected to be satisfied by funds to be loaned to us by various financiers. Our long-term liquidity needs are expected to be satisfied through offerings of our equity securities. We do not have any arrangements, agreements, or sources for long-term funding.

Our commitments for expenditures relate to short-term notes coming due over the next 12 months, the completion of the clinical studies for the ED stem cell treatment and general and administrative costs, including reimbursements to our parent company for services performed by their executive officers on our behalf. During the next 12 months we also anticipate commencing marketing activities for our ED treatment in conjunction with the anticipated completion of the clinical trials.

Cash Flows

Net Cash used in Operating Activities. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was $223,749 for the three month period ended March 31, 2017 in comparison to $35,676 for the comparable quarter a year ago, an increase of $188,073 or 527%. The increase in cash used in operations was primarily related to payments towards an outstanding balance of management fees payable to a related party, increases in research expenses and increased legal and accounting fees associated with public company reporting and audit requirements

Net Cash used in Investing Activities. No cash was used for investing activities for the three month period ended March 31, 2017 or the comparable quarter a year ago.

Net Cash From Financing Activities. In the three month period ended March 31, 2017 we raised $100,000 through the sale of common stock. In the three month period ended March 31, 2016, we raised $50,716 through the sale of common stock to and a cash advance from a related party. The increase in cash flows from financing activities was primarily related to our need to obtain additional capital due to the further testing and development of our products.

Basis of Presentation / Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   As of March 31, 2017, the Company had $98,119 of available cash and a working capital deficit of $370,751.  For the three month period ended March 31, 2017, the Company had no revenue, no operating income and used net cash for operating activities of $223,749. These factors, among others, indicate that the Company may be unable to continue as a going concern for the next twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing as may be required, and ultimately to attain sufficient cash flow from operations to meet its obligations on a timely basis. Management is in the process of negotiating various financing plans including access to ongoing credit facilities and possible sale of capital stock either in private of in public offerings and believes these steps may generate sufficient cash flow for the Company to continue as a going concern. If the Company is unsuccessful in these efforts, it may be required to substantially curtail or terminate its operations.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “ Exchange Act ”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Previously, the Company had a material weaknesses which was first identified by the Company’s management and independent accountants during the quarter ended June 30, 2016. The material weakness was related to the initial treatment of the reverse merger (recapitalization) which was initially reported as of the date the initial stock of the Company was issued, rather than as of the origination date of the Corporation and therefore the restatement (arising from the reverse merger) of the equity section was required to be changed from January 2016 to December 30, 2015. In addition, a second weakness was noted in the original disclosure of our financial information provided to our independent accountants, wherein the recording date of the patent acquired from a related party was not updated to recognize the change in the terms of the acquisition arising from the reverse merger. Although these errors were addressed and corrected within the June 30, 2016 10-Q, as of December 31, 2016, the material weakness related to the Company not having the ability to provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements and related disclosures in accordance with U.S. generally accepted accounting principles still remains.

To address these material weaknesses, in 2016 we engaged a third party that specializes in technical accounting and financial reporting to assist us in preparation of our quarterly and annual financial statements and to assist us in documenting our internal controls. During the three month period ended March 31, 2017, we determined that these material weaknesses had been remediated and thus no longer exist. We are not aware of significant weaknesses in addition to the items noted above.

Changes in internal control over financial reporting

Other than disclosed above, there were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2017, we sold 1,000,000 shares of common stock for gross proceeds of $100,000 and warrants to purchase 100,000 shares at $0.10 per share to a single investor. The sale of these securities were made pursuant to Rule 506(b) of Regulation D promulgated by the SEC under the Securities Act. The purchaser of the securities was an “accredited investor” as defined in Rule 501(a) of Regulation D. The purchaser acknowledged appropriate investment representations with respect to the sale of the shares and consented to the imposition of restrictive legends upon the certificates representing the shares and warrants. The purchaser had a significant preexisting relationship to us prior to the transaction and did not purchase the shares from us as a result of any general solicitation. The purchaser was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the investment. No selling commissions or other remuneration was paid in connection with the sale of these securities.

Item 6. Exhibits

SEC Ref. No.	Title of Document
10.1	Note Extension and Limited Waiver Agreement dated May 4, 2017 between CMT and CMH
31.1	Rule 13a-14(a) Certification by Principal Executive Officer
31.2	Rule 13a-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Creative Medical Technology Holdings, Inc.

Date: May 10, 2017	By	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer

Date: May 10, 2017	By	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial Officer)