Form 10-Q
period 2017-06-30
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2017-08-14
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on August 14, 2017, was 106,313,750.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$104,396	$221,868
Total Current Assets	104,396	221,868

OTHER ASSETS
Licenses, net of amortization	195,221	100,644
TOTAL ASSETS	$299,617	$322,512

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$53,204	$66,385
Accrued expenses	9,869	4,879
Management and patent fee payable - related party	293,000	280,000
Convertible notes payable, net of discount of $175,727 and $0, respectively	44,273	-
Notes payable, net of discount of $20,082 and $0, respectively	104,918	-
Notes payable - related party - current	125,000	100,000
Advances from related party	2,600	2,600
Derivative liabilities	681,056	-
Total Current Liabilities	1,313,920	453,864

LONG TERM LIABILITIES
Convertible notes payable, net of discount of $93,931 and $0, respectively	6,069	-
Notes payable - related party, net of current portion	-	25,000
Accrued expenses, net of current portion	2,203	1,439
TOTAL LIABILITIES	1,322,192	480,303

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2017 and December 31, 2016	-	-
Common stock, $0.001 par value, 600,000,000 shares authorized; 106,313,750 and 105,013,750 issued and 106,313,750 and 105,013,750 outstanding at June 30, 2017 and December 31, 2016, respectively	106,314	105,014
Additional paid-in capital	767,390	503,767
Accumulated deficit	(1,896,279)	(766,572)
TOTAL STOCKHOLDERS’ DEFICIT	(1,022,575)	(157,791)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$299,617	$322,512

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016

REVENUES	$-	$-	$-	-

OPERATING EXPENSES
Research and development	25,189	18,028	85,020	22,392
General and administrative, including stock-based compensation of $140,957, $0, $142,423 and $0, respectively	368,016	187,576	546,394	328,752
Amortization of patent costs	2,786	2,493	5,423	4,082
TOTAL EXPENSES	395,991	208,097	636,837	355,226

OTHER INCOME/(EXPENSE)
Interest expense	(63,240)	(1,150)	(65,745)	(1,866)
Change in fair value of derivatives liabilities	(427,125)	-	(427,125)	-
Total other expense	(490,365)	(1,150)	(492,870)	(1,866)

OPERATING LOSS	(886,356)	(209,247)	(1,129,707)	(357,092)

NET LOSS	$(886,356)	$(209,247)	$(1,129,707)	$(357,092)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	106,226,387	95,589,802	105,667,617	87,525,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,129,707)	$(357,092)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	142,423	-
Amortization	5,423	4,082
Amortization of debt discounts	55,941	-
Change in fair value of derivatives liabilities	427,125	-
Changes in assets and liabilities:
Accounts payable	(13,181)	1,319
Accrued expenses	5,754	2,736
Management and patent fee payable	13,000	210,000
Net cash used in operating activities	(493,222)	(138,955)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of licenses	(100,000)	-
Net cash used by investing activities	(100,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	90,000	118,931
Payments on notes payable	-	(4,314)
Proceeds from convertible notes payable	285,750	-
Cash received for stock	100,000	-
Cash received from subscription receivable	-	50,000
Net cash provided from financing activities	475,750	164,617

NET INCREASE (DECREASE) IN CASH	(117,472)	25,662
BEGINNING CASH BALANCE	221,868	100
ENDING CASH BALANCE	$104,396	$25,762

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$4,050	$-
Cash payments for income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Purchase of patents by issuance of common stock	$-	$100,000
Accounts payable assumed in reverse merger	$-	$24,284
Note payable assumed in reverse merger	$-	$20,000
Fair value of warrants issued in private placement	$5,546	$-

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

Introductory Comment

Unless otherwise indicated, any reference to “our company”, “we”, “us”, or “our” refers to Creative Medical Technology Holdings, Inc., and as applicable to its wholly owned subsidiary, Creative Medical Technologies, Inc., a Nevada corporation (“CMT”).

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – We were incorporated on December 3, 1998, in the State of Nevada, and have one wholly-owned subsidiary, Creative Medical Technologies, Inc., a Nevada corporation (“CMT”), which conducts all of our business operations. On September 14, 2016, we formed a limited liability company, Amniostem LLC, in Nevada for the purpose of creating and/or licensing intellectual property in the area of amniotic fluid derived stem cells for therapeutic applications. This entity is a wholly owned subsidiary of CMT and has not commenced any business activities. On May 17, 2017, we formed a limited liability company, StemSpine, LLC in Nevada for the purpose of creating and/or licensing intellectual property in the area of using stem cells therapies to treat lower back pain. This entity is a wholly owned subsidiary of CMT and has not commenced any business activities.

We had only limited operations during this startup phase through June 30, 2008, at which time we ceased all business operations because of increased competition in the industry, dwindling sales, and elevated costs associated with generating sales.

On May 18, 2016, we closed an Agreement and Plan of Merger (the “Merger Agreement”) with CMT, Steven L. White, our principal shareholder and the sole officer and director, and Jolley Acquisition Corp., a Nevada corporation and wholly owned subsidiary of our company (the “Merger Sub”). As a result of the closing of the Merger Agreement, the Merger Sub was merged with and into CMT with CMT being the surviving corporation and CMT became our wholly-owned subsidiary. Effective May 18, 2016, we filed Articles of Merger and Articles of Exchange with the Nevada Secretary of State evidencing the closing and the issuance of our shares to the shareholders of CMT. Following closing, Mr. White, who was our majority shareholder prior to the closing, sold 15,100,000 shares of our common stock to us for $5,000, after which the shares were cancelled and returned to our authorized but unissued shares of common stock.

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

At closing, each share of common stock of CMT issued and outstanding immediately prior to the closing was converted into 6.4666666 shares of our common stock (97,000,000 shares), which now constitutes approximately 91%, of our issued and outstanding common stock. The equity of the Company has been retroactively restated to show the effect of the reverse merger on the common stock outstanding for the periods presented.

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

Our principal executive offices are located at 2017 W Peoria Avenue, Phoenix, AZ 85029.

Use of Estimates – The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2017 and for the three and six month periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The operations for the three and six month period ended June 30, 2017, are not necessarily indicative of the operating results for the full year.

Going Concern – The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the six month period ended June 30, 2017, the Company incurred a net loss of $1,129,707 had negative cash flows from operating activities, had a working capital deficit of $1,209,524 and had no revenue-generating activities. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Research and Development – Research and development will be the principal function of the Company. Research and development costs will be expensed as incurred.  Expenses in the accompanying unaudited condensed consolidated financial statements include certain costs which are directly associated with the Company’s research and development:

1.	Erectile Dysfunction Technology based upon the use of stem cells. These costs, which consist primarily of monies paid for clinical trial expenses, materials and supplies and compensation costs amounted to $17,109 and $64,872 for the three and six month periods ended June 30, 2017, respectively.
2.	Stroke Treatment based upon implanting amniotic fluid-based stem cells. Monies paid for laboratory expenses, materials and supplies amounted to $5,600 and $18,311 for the three and six month periods ended June 30, 2017, respectively.

Basic and Diluted Loss Per Share – The Company follows Financial Accounting Standards Board (“FASB”) ASC 260 Earnings per Share to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. During the three and six month periods ended June 30, 2017, the Company had 500,000 options and 800,000 warrants to purchase common stock outstanding. In addition, the Company has various convertible notes payable for which at June 30, 2017 are convertible into approximately 1,949,206 shares of common stock. The effects of the dilutive securities were anti-dilutive due to net loss during the three and six month periods ended June 30, 2017.

Recent Accounting Pronouncements – In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements. The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements other than disclosed above.

NOTE 2 – LICENSING AGREEMENTS

ED Patent – The Company acquired a patent from Creative Medical Health, Inc. (“CMH”), a related company, on February 2, 2016, in exchange for 64,666,667 shares of CMTH restricted common stock valued at $100,000. CMH holds a significant amount of the Public Company’s common stock. The patent expires in 2025 and the Company has elected to amortize the patent over a ten year period on a straight line basis. Amortization expense of $2,493 and $5,014 were recorded for the three and six month periods ended June 30, 2017, respectively.

Male Infertility License Agreement – The Company has acquired a royalty license from Los Angeles Biomedical Research Institute at Harbor-UCLA Medical Center (“LABIOMED”) granting the exclusive license to the products and services of a LABIOMED patent.

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

The Company is subject to a 6% royalty payment to LABIOMED on net sales of any products under this license and 25% on any non-royalty sublicense income. Commencing three years after the date of the agreement, and each subsequent year thereafter, the Company is required to pay to LABIOMED annual maintenance royalties of $20,000, unless during the prior one-year period the Company paid $50,000 or more in actual royalty payments. Finally, the Company agreed to pay LABIOMED certain milestone payments upon achieving the milestones set forth in the agreement. As of June 30, 2017, no amounts are currently due to LABIOMED.

Multipotent Amniotic Fetal Stem Cells License Agreement – On August 25, 2016, CMT entered into a License Agreement dated August 25, 2016, with a University. This license agreement grants to CMT the exclusive right to all products derived from a patent for use of multipotent amniotic fetal stem cells composition of matter throughout the world during the period ending on the expiration date of the longest-lived patent rights under the patent. The license agreement also permits CMT to grant sublicenses. Under the terms of the license agreement, CMT is required to diligently develop, manufacture, and sell any products licensed under the agreement. CMT paid the University an initial license fee within 30 days of entering into the agreement. CMT is also required to pay annual license maintenance fees on each anniversary date of the agreement, which maintenance fees would be credited toward any earned royalties for any given period. The License Agreement provides for payment of various milestone payments and earned royalties on the net sales of licensed products by CMT or any sub licensee. CMT is also required to reimburse the University for any future costs associated with maintaining the patent. CMT may terminate the license agreement for any reason upon 90 days’ written notice and the University may terminate the agreement in the event CMT fails to meet its obligations set forth therein, unless the breach is cured within 30 days of the notice from the University specifying the breach. CMT is also obligated to indemnify the University against claims arising due to the exercise of the license by CMT or any sub licensee. As of June 30, 2017, no amounts are currently due to the University.

The Company estimates that the patent expires in February 2026 and has elected to amortize the patent through the period of expiration on a straight line basis. Amortization expense of $293 and $409 were recorded for the three and six month periods ended June 30, 2017, respectively.

Lower Back Patent – The Company, through a newly created subsidiary of CMT, StemSpine, LLC, acquired a patent from CMII, a related company, on May 17, 2017, for $100,000, payable in cash or stock. The patent expires on May 19, 2026 and the Company has elected to amortize the patent over a ten-year period on a straight line basis. Amortization expense was insignificant for the three-month period ended June 30, 2017.

For a period of five years from the date of the first sale of any product derived from the patent, StemSpine is required to make royalty payments of 5% from gross sales of products. StemSpine has also agreed to pay royalties of 50% of sale price or ongoing payments from third parties for licenses granted under the patent to third parties. In addition, StemSpine has agreed to make progress payments under the patent purchase agreement determined by whether the technology represented by the patent is tested by use of autologous cells or allogenic cells. In the case of pursuit of the technology using autologous cells, StemSpine has agreed to pay CMH $100,000 upon the signing of an agreement with a university for the initiation of an IRB clinical trial and $200,000 upon completion of the clinical trial. In the event StemSpine determines to pursue the technology using allogenic cells, StemSpine has agreed to pay CMH $100,000 upon the filing for IND with the FDA; $200,000 upon the dosing of the first patient in Phase 1-2 clinical trial; and $400,000 upon the dosing of the first patient in Phase 3 clinical trial. In each case StemSpine has the option to make these payments in cash or in shares of the Company’s common stock at a discount to the market price of the stock at the time of the transaction. The parties to the patent purchase agreement have agreed that in no event will the aggregate royalty payments under the agreement exceed $2,500,000.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has incurred a monetary obligation to a related corporation to reimburse the cost of services provided to the Company (management and consulting) through June 30, 2017. Each of the Company’s executive officers is employed by the parent company, CMH, and will continue to receive his or her salary or compensation from CMH. The Company has an agreement with CMH which obligates the Company to reimburse CMH $35,000 per month for such services beginning January 2016. The compensation paid by CMH will include an allocation of services performed for CMH and for the Company. The amounts are presented as a “management fee payable - related party” on the accompanying unaudited condensed consolidated balance sheets. The liability is non-interest bearing, unsecured, and will be due upon the Company successfully raising at least $1,000,000 through the sale of equity. As of June 30, 2017, amounts due to CMH under the arrangement were $193,000.

During 2016, the Company entered into three note payable agreements with CMH in which the proceeds were used in operations. The notes payable were dated February 2, 2016, May 1, 2016 and May 18, 2016 and resulted in borrowings of $50,000, $50,000 and $25,000, respectively. Notes payable of $50,000 mature on April 30, 2017, $50,000 on July 31, 2017 and $25,000 on May 18, 2018. On May 4, 2017, CMT and CMH entered into a Note Extension and Limited Waiver Agreement whereby the parties extended the maturity date of the 8% Promissory Note dated February 2, 2016, in the principal amount of $50,000, from April 30, 2017, to April 30, 2018, and CMH waived the nonpayment of the Note by CMT on the original maturity date. On extension, CMT paid to CMH accrued interest related to the extended note of $4,050. The notes incur interest at 8% per annum on the outstanding balance of the notes. As of June 30, 2017, accrued interest was $7,386. As of December 31, 2016, accrued interest was $6,398.

On August 12, 2016, CMH advanced the Company $2,000 for operations. The amount is due on demand and does not incur interest.

See Note 2 for discussion of an additional related party transaction with CMH.

NOTE 4 – DEBT

$100,000 Loan

On April 13, 2017, the Company received a loan from an accredited investor in the amount of $100,000, for which $90,000 in proceeds were received. The loan is evidenced by a promissory note dated April 13, 2017, which bears interest at 12% and which matures on October 13, 2017. In addition, at maturity the Company must pay 125% of principal and interest at maturity. The promissory note is secured by 400,000 shares of common stock held by the lender. The Company is amortizing the on issuance discount of $35,000 to interest expense using the straight-line method over the term of the loan. During the three and six month periods ended June 30, 2017 the Company amortized $14,918 to interest expense. As of June 30, 2017, a discount of $20,082 remained.

$400,000 Convertible Debenture

On May 2, 2017, the Company entered into a convertible debenture agreement with a third party for an aggregate principal amount of up to $400,000, for which up to $360,000 in proceeds is to be received. On May 2, 2017, the Company received the first tranche of proceeds of $85,000 for which the Company issued a convertible debenture in the face amount of $100,000. Under the terms of the agreement, the convertible debenture incurs interest at 0% per annum with an effective interest rate at 5% per annum and has a maturity date of three years from the date of funding, which represents May 2, 2020 for the first tranche of proceeds received. Additionally, the Company issued to the holder 50,000 shares of common stock. The convertible note was fully discounted upon issuance due to an on issuance discount of $10,000, legal processing fees of $5,000 and the remaining discount of $85,000 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $100,000 to interest expense using the straight-line method over the term of the loan. During the three and six month periods ended June 30, 2017 the Company amortized $6,069 to interest expense. As of June 30, 2017, a discount of $93,931 remained.

The debenture is convertible under the following terms: 1) any time from issuance until 180 days at a fixed rate of $0.25 per share; 2) any time during the period beginning on the date which is 180 days following the date of the issuance at the lower of $0.25 or a conversion price equal to 65% (adjusted to 60% based upon the conversion rate of the $115,000 convertible note discussed below) of the second lowest closing trade price of the Company’s common stock for the 15 trading days immediately preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to 700% of the number of shares the convertible debenture is convertible into.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible debenture. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, See Note 5. Derivative accounting applies as there are various terms in which the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible debenture is not repaid prior to the debenture being convertible, significant pressure may be put on the Company’s stock price and additional dilution of current shareholders may take place.

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

The Company has the option to redeem the convertible debentures within 90 days from the date of issuance at 105% of the principal and interest; between 91 and to 120 days from the date of issuance at 115% of the principal and interest; between 121 days and 150 days from the date of issuance at 120% of the principal and interest; between 151 days and to 180 days from the date of issuance at 130% of the principal and interest; and after 180 days from the date of issuance at 140% of the principal and interest.

$115,000 Convertible Note

On April 10, 2017, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $115,000, for which $103,250 in proceeds were received on May 5, 2017. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of January 10, 2018. The convertible note is convertible upon issuance into shares of the Company’s common stock at a conversion price equal to 60% of the two lowest trading prices of the Company’s common stock during the previous 25 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to 10 times the number of common shares the convertible note is convertible into. The Company is amortizing the on issuance discount of $10,000 and legal processing fees of $1,750 and the remaining discount of $103,250 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $115,000 to interest expense using the straight-line method over the term of the loan. During the three and six month periods ended June 30, 2017, the Company amortized $25,760 to interest expense. As of June 30, 2017, a discount of $89,240 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place.

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

$55,000 Convertible Note

On April 24, 2017, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $55,000, for which $47,500 in proceeds were received on May 8, 2017. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of April 24, 2018. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. In conjunction with the issuance of the note, the Company issued 200,000 five-year warrants to purchase common stock at $0.25 per share to the note issuer. The Company is amortizing the on issuance discount of $5,000 and legal processing fees of $2,500 and the remaining discount of $47,500 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $55,000 to interest expense using the straight-line method over the term of the loan. During the three and six month periods ended June 30, 2017 the Company amortized $8,305 to interest expense. As of June 30, 2017, a discount of $46,695 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature and the warrants as derivative liabilities, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. The warrants were considered derivative liabilities as there are various reset provisions to the exercise price based upon additional issuances of common stock and equivalents.

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

$50,000 Secured Convertible Note

On June 26, 2017, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $50,000, for which $50,000 in proceeds were received on June 26, 2017. Under the terms of the agreement, the convertible note incurs interest at 12% per annum and has a maturity date of December 26, 2017. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to or greater than $0.25 or a conversion price equal to 60% of the average closing trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company has pledged 200,000 shares of common stock as security on the note. The Company recorded a discount of $40,681 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $40,681 to interest expense using the straight-line method over the term of the loan. During the three and six month periods ended June 30, 2017, the Company amortized $889 to interest expense. As of June 30, 2017, a discount of $39,792 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place.

In the event of default, the holder has the right to exercise the Stock Power granted and have the stock certificate representing the pledged stock transferred into the holder or its broker’s name.

The Company has the option to redeem the convertible notes within 10 days from the date of maturity at 120% of the principal and interest.

NOTE 5 – DERIVATIVE LIABILITIES

Derivative Liabilities

In connection with convertible notes payable, the Company records derivative liabilities for the conversion feature. In addition, the Company has warrants for which the exercise prices reset upon future events. These warrants are also considered to be derivative liabilities. The derivative liabilities are valued on the date the convertible note payable become convertible and revalued at each reporting period. The warrants are valued on the date of issuance and revalued at each reporting period. During the six months ended June 30, 2017, the Company recorded derivative liabilities of $389,750 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.14 to $0.27 our stock price on the date of grant $0.45, expected dividend yield of 0%, expected volatility of 50% to 90%, risk free interest rate of 0.86% and expected terms ranging from 0.5 to 3.0 years. Upon initial valuation, the derivative liability exceeded the face value certain of the convertible note payables by approximately $113,319, which was recorded as a day one loss on derivative liability.

On June 30, 2017, the derivative liabilities were revalued at $681,055 resulting in a loss of $291,305 related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following average assumptions: an exercise price of $0.13 to $0.25, our stock price on the date of valuation ($0.45), expected dividend yield of 0%, expected volatility of 50% to 99%, risk-free interest rate of 0.86%, and an expected terms ranging from 0.5 to 2.8 years.

Future Potential Dilution

Most of the Company’s convertible notes payable contain adjustable conversion terms with significant discounts to market. As of June 30, 2017 the Company’s convertible notes payable are potentially convertible into an aggregate of approximately 1.9 million shares of common stock. In addition, due to the variable conversion prices on some of the Company’s convertible notes, the number of common shares issuable is dependent upon the traded price of the Company’s common stock.

NOTE 6 – STOCK BASED COMPENSATION

In July and September 2016, the Company granted 10-year options to two parties for accepting appointment to the Company’s scientific advisory board. Each award consisted of options to purchase up to 250,000 shares at $0.175 per share. The options vest at a rate of 50,000 on each anniversary date of the respective grants.

On April 27, 2017, the Company issued 250,000 shares of common stock to a single party for consulting services. The Company determined the value of such shares to be $112,500. The values were based upon the fair market value of the Company’s common stock on the date of performance, which in most cases is the agreement date. Services performed in connection with this issuance relate to assignment to advisory services related to capital markets.

The fair value of each option award is estimated using the Black-Scholes valuation model. Assumptions used in calculating the fair value at June 30, 2017 were as follows:

Weighted Average Inputs Used

Annual dividend yield	$-
Expected life (years)	6.55
Risk-free interest rate	1.42%
Expected volatility	85.08%
Common stock price	$0.45

Since the expected life of the options was greater than the Company’s historical stock information available, the Public Company determined the expected volatility based on price fluctuations of comparable public companies.

Stock based compensation was $140,957 and $142,423 for the three and six month periods ended June 30, 2017, respectively. These costs are included with general and administrative expenses on the accompanying unaudited condensed consolidated statement of operations. As of June 30, 2017, future estimated stock based compensation to be recorded was $158,194 which will be recognized through 2021.

NOTE 7 – STOCKHOLDERS’ DEFICIT

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

On March 23, 2017, the Company sold an additional 1,000,000 shares and issued 100,000 warrants for gross proceeds of $100,000 under the same terms as the prior offering. The Company determined that the fair value of these warrants was $5,546 was estimated using the Black-Scholes valuation model. The warrants were classified as equity as they were issued in connection with a capital raise.

Assumptions used in calculating the fair value of the warrants upon issuance were as follows:

Inputs Used

Annual dividend yield	$-
Expected life (years)	4.82
Risk-free interest rate	0.86%
Expected volatility	90.57%
Common stock price	$0.45

See Note 2 for discussion related to the issuance of common stock in connection with licensing agreements. See Note 4 and 5 for discussion regarding warrants issued with a convertible note payable.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, management reviewed all material events through August 14, 2017, for these financial statements and there are no material subsequent events to report, except as follows:

$50,000 Convertible Note

On July 19, 2017, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $50,000, for which $43,00 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 5% per annum and has a maturity 12 months from the effective date of payment. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to ten times the number of common shares the convertible note is convertible into.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place.

In the event of default, the holder has the right to require the Company to repay in cash all or a portion of the convertible note at a price equal to 150% of the aggregate principal amount of the convertible note plus all accrued and unpaid interest on the principal amount. In addition, the default interest rate would increase to the lesser of 12% or the maximum amount allowable under the applicable law.

The Company has the option to redeem the convertible notes within 60 days from the date of issuance at 120% of the principal and interest; between 61 and to 120 days from the date of issuance at 135% of the principal and interest; between 121 days and 180 days from the date of issuance at 150% of the principal and interest; and after 180 days the right of prepayment expires.

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

This report identifies important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements.

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

Funds for our operations have been provided by our parent company, Creative Medical Health, Inc. (“CMH”) and outside investors. In February 2016 and September 2016, CMH purchased shares of our common stock for cash consideration of $49,500 and $30,000, respectively. In addition, CMH has loaned operating funds to CMT in the form of lines of credit evidenced by promissory notes. As of June 30, 2017, total amounts received from CMT in connection with three promissory notes is $125,000. Each promissory note representing the loans bears interest at 8% per annum from the date funds were received. The first promissory note is dated February 2, 2016, and principal and interest under the note are due on or before April 30, 2018. This promissory note is fully funded in the principal amount of $50,000. The second promissory note is dated May 1, 2016, and principal and interest under the note is due on or before July 31, 2017. In addition, CMH loaned $25,000 to CMT to pay a portion of the approximately $45,000 in outstanding payables of the Company at closing of the reverse merger on May 18, 2016. The loan is evidenced by a promissory note dated May 18, 2016, which bears interest at 8% and which matures on May 18, 2018. From August 2016 through March 2017, we sold 6,000,000 shares of common stock for gross proceeds of $600,000, and issued at no additional cost, three-year warrants to purchase 600,000 shares at $0.10 per share. Of the total sales, $30,000 was received from Creative Medical Health.

As of June 30, 2017, we have accrued interest of $7,387 arising from the related party notes of $125,000.

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

Results of Operations – For the Three Month Period Ended June 30, 2017 and 2016

Gross Revenue. We generated no gross revenue for the three month period ended June 30, 2017 and June 30, 2016.

General and Administrative Expenses. General and administrative expenses for the three month period ended June 30, 2017, totaled $368,016, in comparison with $187,576, for the comparable quarter a year ago. The increase of $180,440, or 96% is primarily due to $140,957 in stock-based compensation combined with legal and accounting fees associated with debt issuances and public company reporting.

Research and Development Expenses. Research and development expenses for the three month period ended June 30, 2017, totaled $25,189 in comparison with $18,028, for the comparable quarter a year ago. The increase of $7,161, or 40% is primarily due to an increase of $5,600 in laboratory expenses associated with pre-clinical research on the Amniostem™ stem cell.

Other Income / Expense. Other expenses for the three month period ended June 30, 2017, totaled $490,365 in comparison with $1,150, for the comparable quarter a year ago. The increase of $489,215, or 42,540% is due to an increase of $62,090 in interest expense and $427,124 in expense associated with the change in the fair value of derivative liabilities.

Net Loss. For the reasons stated above, our net loss for the three month period ended June 30, 2017 totaled $886,356 in comparison to $209,247, for the comparable quarter a year ago.

Results of Operations – For the Six Month Period Ended June 30, 2017 and 2016

Gross Revenue. We generated no gross revenue for the six month period ended June 30, 2017 and June 30, 2016.

General and Administrative Expenses. General and administrative expenses for the six month period ended June 30, 2017, totaled $546,394, in comparison with $328,752, for the comparable six month period a year ago. The increase of $217,642, or 66% is primarily due to $142,423 in stock-based compensation combined with legal and accounting fees associated with debt issuances and public company reporting.

Research and Development Expenses. Research and development expenses for the six month period ended June 30, 2017, totaled $85,020 in comparison with $22,392, for the comparable six month period a year ago. The increase of $62,628, or 280% is primarily due to an increase of $38,724 in clinical research expenses on the ED stem cell trial and an increase of $18,311 in laboratory expenses associated with pre-clinical research on the Amniostem™ stem cell.

Other Income / Expense. Other expenses for the six month period ended June 30, 2017, totaled $492,870 in comparison with $1,866, for the comparable six month period a year ago. The increase of $491,004, or 26,313% is due to an increase of $63,879 in interest expense and $427,124 in expense associated with the change in the fair value of derivative liabilities.

Net Loss. For the reasons stated above, our net loss for the six month period ended June 30, 2017 totaled $1,129,707 in comparison to $357,092, for the comparable six month period a year ago.

Liquidity and Capital Resources

As of June 30, 2017, our principal source of liquidity was a combination of $600,000 raised through the sale of the Company’s common stock, the initial capital contribution of $49,500 paid by CMH for founder’s shares of CMT, $125,000 borrowed under promissory notes from CMH and $420,000 borrowed under promissory notes and debentures from third-party lenders for which was used to pay operating expenses and to satisfy CMTH payables as of the closing of the reverse merger with CMT. Going forward, our short-term funding needs are expected to be satisfied by funds to be loaned to us by various financiers. Our long-term liquidity needs are expected to be satisfied through offerings of our equity securities. We do not have any arrangements, agreements, or sources for long-term funding.

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

Cash Flows

Net Cash used in Operating Activities. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was $493,222 for the six month period ended June 30, 2017 in comparison to $138,955 for the comparable period a year ago, an increase of $354,267 or 255%. The increase in cash used in operations was primarily related to payments towards an outstanding balance of management fees payable to a related party, increases in research expenses, increased capital markets marketing costs and increased legal and accounting fees associated with public company reporting and audit requirements.

Net Cash used in Investing Activities. In the six month period ended June 30, 2017 we used $100,000 to purchase the StemSpine patent. There was no cash used in investing activities for the comparable period a year ago.

Net Cash From Financing Activities. In the six month period ended June 30, 2017 we raised $100,000 through the sale of common stock and $375,750 through the issuance of convertible and non-convertible debt. In the six month period ended June 30, 2016, we raised $118,931 through the issuance of debt. The increase in cash flows from financing activities was primarily related to our need to obtain additional capital due to the payments towards an outstanding balance of management fees payable to a related party, increases in research expenses, increased capital markets marketing costs and increased legal and accounting fees associated with public company reporting and audit requirements.

Basis of Presentation / Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   As of June 30, 2017, the Company had $104,396 of available cash and a working capital deficit of 1,209,524.  For the six month period ended June 30, 2017, the Company had no revenue, no operating income and used net cash for operating activities of $493,222. These factors, among others, indicate that the Company may be unable to continue as a going concern for the next twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing as may be required, and ultimately to attain sufficient cash flow from operations to meet its obligations on a timely basis. Management is in the process of negotiating various financing plans including access to ongoing credit facilities and possible sale of capital stock either in private of in public offerings and believes these steps may generate sufficient cash flow for the Company to continue as a going concern. If the Company is unsuccessful in these efforts, it may be required to substantially curtail or terminate its operations.

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

Previously, the Company had a material weaknesses which was first identified by the Company’s management and independent accountants during the quarter ended June 30, 2016. The material weakness was related to the initial treatment of the reverse merger (recapitalization) which was initially reported as of the date the initial stock of the Company was issued, rather than as of the origination date of the Company and therefore the restatement (arising from the reverse merger) of the equity section was required to be changed from January 2016 to December 30, 2015. In addition, a second weakness was noted in the original disclosure of our financial information provided to our independent accountants, wherein the recording date of the patent acquired from a related party was not updated to recognize the change in the terms of the acquisition arising from the reverse merger. Although these errors were addressed and corrected within the June 30, 2016 10-Q, as of December 31, 2016, the material weakness related to the Company not having the ability to provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements and related disclosures in accordance with U.S. generally accepted accounting principles still remains.

To address these material weaknesses, in 2016 we engaged a third party that specializes in technical accounting and financial reporting to assist us in preparation of our quarterly and annual financial statements and to assist us in documenting our internal controls. During the six month period ended June 30, 2017, we determined that these material weaknesses had been remediated and thus no longer exist. We are not aware of significant weaknesses in addition to the items noted above.

Changes in internal control over financial reporting

Other than disclosed above, there were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Convertible Notes/Debentures

As has been disclosed in Note 4 of the unaudited condensed consolidated financial statements, on May 2, 2017, the Company entered into a convertible debenture agreement with a third party for an aggregate principal amount of up to $400,000, for which up to $360,000 in proceeds is to be received. The debenture is convertible under the following terms: 1) any time from issuance until 180 days at a fixed rate of $0.25 per share; 2) any time during the period beginning on the date which is 180 days following the date of the issuance at the lower of $0.25 or a conversion price equal to 65% (adjusted to 60% based upon the conversion rate of the $115,000 convertible note discussed below) of the second lowest closing trade price of the Company’s common stock for the 15 trading days immediately preceding the conversion date. The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible debenture.

As has been disclosed in Note 4 of the unaudited condensed consolidated financial statements, on April 10, 2017, the Company entered into a convertible note agreement with Auctus Fund, LLC, a Delaware limited liability company, for an aggregate principal amount of $115,000, for which $103,250 in proceeds were received on May 5, 2017. The convertible note is convertible upon issuance into shares of the Company’s common stock at a conversion price equal to 60% of the two lowest trading prices of the Company’s common stock during the previous 25 trading days preceding the conversion date. The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note.

As has been disclosed in Note 4 of the unaudited condensed consolidated financial statements, on April 24, 2017, the Company entered into a convertible note agreement with Global Capital Partners Group, LLC, a New York limited liability company, for an aggregate principal amount of $55,000, for which $47,500 in proceeds were received on May 8, 2017. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. In conjunction with the issuance of the note, the Company issued 200,000 five-year warrants to purchase common stock at $0.25 per share to the note issuer. The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note.

As has been disclosed in Note 4 of the unaudited condensed consolidated financial statements, on June 26, 2017, the Company entered into a convertible note agreement with WBRE, LLC, an Arizona limited liability company, for an aggregate principal amount of $50,000, for which $50,000 in proceeds were received on June 26, 2017. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to or greater than $0.25 or a conversion price equal to 60% of the average closing trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note.

The sale of these securities were made pursuant to Rule 506(b) of Regulation D promulgated by the SEC under the Securities Act. The purchasers of the securities were “accredited investors” as defined in Rule 501(a) of Regulation D. The purchasers acknowledged appropriate investment representations with respect to the issuances of the notes and consented to the imposition of restrictive legends upon the certificates representing the conversion shares and warrants. The purchasers had a significant preexisting relationship to us prior to the transaction and the notes were not issued as a result of any general solicitation. The purchasers were afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the investments. No selling commissions or other remuneration were paid in connection with the sale of these securities.

Item 6. Exhibits

SEC Ref. No.	Title of Document
10.1	Patent Purchase Agreement dated May 17, 2017 between StemSpine, LLC and Creative Medical Health, Inc.
31.1	Rule 13a-14(a) Certification by Principal Executive Officer
31.2	Rule 13a-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Creative Medical Technology Holdings, Inc.

Date: August 14, 2017	By	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer

Date: August 14, 2017	By	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial Officer)

