Form 10-Q
period 2017-09-30
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2017-11-13
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on November 13, 2017, was 106,715,892.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$21,216	$221,868
Total Current Assets	21,216	221,868

OTHER ASSETS
Licenses, net of amortization	189,935	100,644
TOTAL ASSETS	$211,151	$322,512

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$157,098	$66,385
Accrued expenses	14,456	4,879
Management fee payable - related party	310,500	280,000
Convertible notes payable, net of discount of $191,519 and $0, respectively	133,481	-
Notes payable, net of discount of $2,486 and $0, respectively	122,514	-
Notes payable - related party - current	125,000	100,000
Advances from related party	2,600	2,600
Derivative liabilities	401,461	-
Total Current Liabilities	1,267,110	453,864

LONG TERM LIABILITIES
Convertible notes payable, net of discount of $85,598 and $0, respectively	14,402	-
Notes payable - related party, net of current portion	-	25,000
Accrued expenses, net of current portion	2,707	1,439
TOTAL LIABILITIES	1,284,219	480,303

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2017 and December 31, 2016	-	-
Common stock, $0.001 par value, 600,000,000 shares authorized; 106,313,750 and 105,013,750 issued and 106,313,750 and 105,013,750 outstanding at September 30, 2017 and December 31, 2016, respectively	106,314	105,014
Additional paid-in capital	769,079	503,767
Accumulated deficit	(1,948,461)	(766,572)
TOTAL STOCKHOLDERS’ DEFICIT	(1,073,068)	(157,791)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$211,151	$322,512

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016

REVENUES	$-	$-	$-	-

OPERATING EXPENSES
Research and development	87,728	45,174	172,748	67,566
General and administrative, including stock-based compensation of $1,689, $0, $144,112 and $735, respectively	201,985	164,732	748,379	493,484
Amortization of patent costs	5,286	2,637	10,709	6,719
TOTAL EXPENSES	294,999	212,543	931,836	567,769

Operating loss	(294,999)	(212,543)	(931,836)	(567,769)

OTHER INCOME/(EXPENSE)
Interest expense	(129,778)	(1,971)	(195,523)	(3,837)
Change in fair value of derivatives liabilities	372,595	-	(54,530)	-
Total other income/(expense)	242,817	(1,971)	(250,053)	(3,837)

OPERATING LOSS	(52,182)	(214,514)	(1,181,889)	(571,606)

NET LOSS	$(52,182)	$(214,514)	$(1,181,889)	$(571,606)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	106,313,750	100,621,359	105,885,362	90,866,349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,181,889)	$(571,606)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	144,112	735
Amortization	10,709	6,719
Amortization of debt discounts	173,578	-
Change in fair value of derivatives liabilities	54,530	-
Changes in assets and liabilities:
Accounts payable	90,713	20,565
Accrued expenses	10,845	3,757
Management fee payable	(69,500)	280,000
Net cash used in operating activities	(766,902)	(259,830)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of licenses	-	(10,000)
Net cash used in investing activities	-	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	90,000	125,000
Payments on notes payable	-	(4,314)
Proceeds from convertible notes payable	376,250	-
Proceeds from sale of common stock	100,000	130,000
Related party advances	-	2,500
Cash received from subscription receivable	-	50,000
Net cash provided from financing activities	566,250	303,186

NET INCREASE (DECREASE) IN CASH	(200,652)	33,356
BEGINNING CASH BALANCE	221,868	100
ENDING CASH BALANCE	$21,216	$33,456

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$11,100	$-
Cash payments for income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Purchase of patents by issuance of common stock	$-	$100,000
Accounts payable assumed in reverse merger	$-	$24,284
Note payable assumed in reverse merger	$-	$20,000
Fair value of warrants issued in private placement	$5,546	$8,197
Purchase of patent with amounts due to related party	$100,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

As a condition of closing, we delivered Cancellation of Indebtedness Agreements evidencing the cancellation of all prior outstanding notes payable, except for promissory notes in the aggregate amount of $20,000 which is now payable upon our having obtained DTC eligibility for our common stock.

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2017 and for the three and nine month periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The operations for the three and nine month period ended September 30, 2017, are not necessarily indicative of the operating results for the full year.

Going Concern – The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the nine-month period ended September 30, 2017, the Company incurred a net loss of $1,181,889 had negative cash flows from operating activities, had a working capital deficit of $1,245,894 and had no revenue-generating activities. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Research and Development – Research and development will be the principal function of the Company. Research and development costs will be expensed as incurred.  Expenses in the accompanying unaudited condensed consolidated financial statements include certain costs which are directly associated with the Company’s research and development:

1.	Erectile Dysfunction Technology based upon the use of stem cells. These costs, which consist primarily of monies paid for clinical trial expenses, materials and supplies and compensation costs amounted to $79,328 and $147,848 for the three and nine month periods ended September 30, 2017, respectively.
2.	Stroke Treatment based upon implanting amniotic fluid-based stem cells. Monies paid for laboratory expenses, materials and supplies amounted to $8,400 and $24,900 for the three and nine month periods ended September 30, 2017, respectively.

Basic and Diluted Loss Per Share – The Company follows Financial Accounting Standards Board (“FASB”) ASC 260 Earnings per Share to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. During the three and nine month periods ended September 30, 2017, the Company had 500,000 options and 966,667 warrants to purchase common stock outstanding. In addition, the Company has various convertible notes payable which at September 30, 2017 are convertible into approximately 3,561,467 shares of common stock. The effects of the dilutive securities were anti-dilutive due to net loss during the three and nine month periods ended September 30, 2017.

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

NOTE 2 – LICENSING AGREEMENTS

ED Patent – The Company acquired a patent from Creative Medical Health, Inc. (“CMH”), a related company, on February 2, 2016, in exchange for 64,666,667 shares of CMTH restricted common stock valued at $100,000. CMH holds a significant amount of the Public Company’s common stock. The patent expires in 2025 and the Company has elected to amortize the patent over a ten year period on a straight line basis. Amortization expense of $2,493 and $7,507 were recorded for the three and nine month periods ended September 30, 2017, respectively.

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

The Company is subject to a 6% royalty payment to LABIOMED on net sales of any products under this license and 25% on any non-royalty sublicense income. Commencing three years after the date of the agreement, and each subsequent year thereafter, the Company is required to pay to LABIOMED annual maintenance royalties of $20,000, unless during the prior one-year period the Company paid $50,000 or more in actual royalty payments. Finally, the Company agreed to pay LABIOMED certain milestone payments upon achieving the milestones set forth in the agreement. As of September 30, 2017, no amounts are currently due to LABIOMED.

Multipotent Amniotic Fetal Stem Cells License Agreement – On August 25, 2016, CMT entered into a License Agreement dated August 25, 2016, with a University. This license agreement grants to CMT the exclusive right to all products derived from a patent for use of multipotent amniotic fetal stem cells composition of matter throughout the world during the period ending on the expiration date of the longest-lived patent rights under the patent. The license agreement also permits CMT to grant sublicenses. Under the terms of the license agreement, CMT is required to diligently develop, manufacture, and sell any products licensed under the agreement. CMT paid the University an initial license fee within 30 days of entering into the agreement. CMT is also required to pay annual license maintenance fees on each anniversary date of the agreement, which maintenance fees would be credited toward any earned royalties for any given period. The License Agreement provides for payment of various milestone payments and earned royalties on the net sales of licensed products by CMT or any sub licensee. CMT is also required to reimburse the University for any future costs associated with maintaining the patent. CMT may terminate the license agreement for any reason upon 90 days’ written notice and the University may terminate the agreement in the event CMT fails to meet its obligations set forth therein, unless the breach is cured within 30 days of the notice from the University specifying the breach. CMT is also obligated to indemnify the University against claims arising due to the exercise of the license by CMT or any sub licensee. As of September 30, 2017, no amounts are currently due to the University.

The Company estimates that the patent expires in February 2026 and has elected to amortize the patent through the period of expiration on a straight line basis. Amortization expense of $293 and $409 were recorded for the three and nine month periods ended September 30, 2017, respectively.

Lower Back Patent – The Company, through a newly created subsidiary of CMT, StemSpine, LLC, acquired a patent from CMH, a related company, on May 17, 2017, for $100,000, payable in cash or stock. The patent expires on May 19, 2026 and the Company has elected to amortize the patent over a ten-year period on a straight line basis. Amortization expense of $2,500 and $2,500 were recorded for the three and nine month periods ended September 30, 2017, respectively.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has incurred a monetary obligation to a related corporation to reimburse the cost of services provided to the Company (management and consulting) through September 30, 2017. Each of the Company’s executive officers is employed by the parent company, CMH, and will continue to receive his or her salary or compensation from CMH. The Company has an agreement with CMH which obligates the Company to reimburse CMH $35,000 per month for such services beginning January 2016. The compensation paid by CMH will include an allocation of services performed for CMH and for the Company. The amounts are presented as a “management fee payable - related party” on the accompanying unaudited condensed consolidated balance sheets. The liability is non-interest bearing, unsecured, and will be due upon the Company successfully raising at least $1,000,000 through the sale of equity. As of September 30, 2017, amounts due to CMH under the arrangement were $310,500.

During 2016, the Company entered into three note payable agreements with CMH in which the proceeds were used in operations. The notes payable were dated February 2, 2016, May 1, 2016 and May 18, 2016 and resulted in borrowings of $50,000, $50,000 and $25,000, respectively. Notes payable of $50,000 mature on April 30, 2017, $50,000 on July 31, 2017 and $25,000 on May 18, 2018. On May 4, 2017, CMT and CMH entered into a Note Extension and Limited Waiver Agreement whereby the parties extended the maturity date of the 8% Promissory Note dated February 2, 2016, in the principal amount of $50,000, from April 30, 2017, to April 30, 2018, and CMH waived the nonpayment of the Note by CMT on the original maturity date. On extension, CMT paid to CMH accrued interest related to the extended note of $4,050. On July 31, 2017, CMT and CMH entered into a Note Extension and Limited Waiver Agreement whereby the parties extended the maturity date of the 8% Promissory Note dated May 1, 2016, in the principal amount of $50,000, from July 31, 2017, to July 31, 2018, and CMH waived the nonpayment of the Note by CMT on the original maturity date. On extension, CMT paid to CMH accrued interest related to the extended note of $4,050.The notes incur interest at 8% per annum on the outstanding balance of the notes. As of September 30, 2017, accrued interest was $5,897. As of December 31, 2016, accrued interest was $6,398.

On August 12, 2016, CMH advanced the Company $2,000 for operations. The amount is due on demand and does not incur interest.

See Note 2 for discussion of an additional related party transaction with CMH.

NOTE 4 – DEBT

$100,000 Loan

On April 13, 2017, the Company received a loan from an accredited investor in the face amount of $100,000, for which $90,000 in proceeds were received. The loan is evidenced by a promissory note dated April 13, 2017, which bears interest at 12% and which matures on October 13, 2017. In addition, at maturity the Company must pay 125% of principal and interest at maturity. The promissory note is secured by 400,000 shares of common stock held by the lender. The Company is amortizing the on issuance discount of $35,000 to interest expense using the straight-line method over the term of the loan. During the three and nine month periods ended September 30, 2017 the Company amortized $17,596 and $32,514 respectively to interest expense. As of September 30, 2017, a discount of $2,486 remained.

$400,000 Convertible Debenture

On May 2, 2017, the Company entered into a convertible debenture agreement with a third party for an aggregate principal amount of up to $400,000, for which up to $360,000 in proceeds is to be received. On May 2, 2017, the Company received the first tranche of proceeds of $85,000 for which the Company issued a convertible debenture in the face amount of $100,000. Under the terms of the agreement, the convertible debenture incurs interest at 0% per annum with an effective interest rate at 5% per annum and has a maturity date of three years from the date of funding, which represents May 2, 2020 for the first tranche of proceeds received. Additionally, the Company issued to the holder 50,000 shares of common stock. The convertible note was fully discounted upon issuance due to an on issuance discount of $10,000, legal processing fees of $5,000 and the remaining discount of $85,000 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $100,000 to interest expense using the straight-line method over the term of the loan. During the three and nine month periods ended September 30, 2017 the Company amortized $8,333 and $14,402 respectively to interest expense. As of September 30, 2017, a discount of $85,598 remained.

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

$115,000 Convertible Note

On April 10, 2017, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $115,000, for which $103,250 in proceeds were received on May 5, 2017. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of January 10, 2018. The convertible note is convertible upon issuance into shares of the Company’s common stock at a conversion price equal to 60% of the two lowest trading prices of the Company’s common stock during the previous 25 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to 10 times the number of common shares the convertible note is convertible into. The Company is amortizing the on issuance discount of $10,000 and legal processing fees of $1,750 and the remaining discount of $103,250 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $115,000 to interest expense using the straight-line method over the term of the loan. During the three and nine month periods ended September 30, 2017, the Company amortized $42,320 and $68,080 respectively to interest expense. As of September 30, 2017, a discount of $46,920 remained.

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

$55,000 Convertible Note

On April 24, 2017, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $55,000, for which $47,500 in proceeds were received on May 8, 2017. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of April 24, 2018. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. In conjunction with the issuance of the note, the Company issued 200,000 five-year warrants to purchase common stock at $0.25 per share to the note issuer. The Company is amortizing the on issuance discount of $5,000 and legal processing fees of $2,500 and the remaining discount of $47,500 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $55,000 to interest expense using the straight-line method over the term of the loan. During the three and nine month periods ended September 30, 2017 the Company amortized $14,416 and $22,721 respectively to interest expense. As of September 30, 2017, a discount of $32,279 remained.

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

$50,000 Secured Convertible Note

On June 26, 2017, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $50,000, for which $50,000 in proceeds were received on June 26, 2017. Under the terms of the agreement, the convertible note incurs interest at 12% per annum and has a maturity date of December 26, 2017. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to or greater than $0.25 or a conversion price equal to 60% of the average closing trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company has pledged 200,000 shares of common stock as security on the note. The Company recorded a discount of $40,681 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $40,681 to interest expense using the straight-line method over the term of the loan. During the three and nine month periods ended September 30, 2017, the Company amortized $20,452 and $21,341 respectively to interest expense. As of September 30, 2017, a discount of $19,340 remained.

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

$50,000 Convertible Note

On July 19, 2017, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $50,000, for which $43,000 in proceeds were received on July 25, 2017. Under the terms of the agreement, the convertible note incurs interest at 5% per annum and has a maturity date of July 19, 2018. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to ten times the number of common shares the convertible note is convertible into. In conjunction with the issuance of the note, the Company issued 166,667 five-year warrants to purchase common stock at $0.30 per share to the note issuer. The Company is amortizing the on issuance discount of $5,000 and legal processing fees of $2,000 and the remaining discount of $43,000 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $50,000 to interest expense using the straight-line method over the term of the loan. During the three and nine month periods ended September 30, 2017 the Company amortized $10,000 to interest expense. As of September 30, 2017, a discount of $40,000 remained.

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

In the event of default, the default interest rate would increase to the lesser of 12% or the maximum amount allowable under the applicable law.

The Company has the option to redeem the convertible notes within 60 days from the date of issuance at 120% of the principal and interest; between 61 and to 120 days from the date of issuance at 135% of the principal and interest; between 61 days and 90 days from the date of issuance at 125% of the principal and interest; between 121 days and to 180 days from the date of issuance at 150% of the principal and interest; and after 180 days the right of prepayment expires.

$55,000 Convertible Note

On August 31, 2017, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $55,000, for which $47,500 in proceeds were received on September 1, 2017. Under the terms of the agreement, the convertible note incurs interest at 22% per annum and has a maturity date of August 31, 2018. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing the on issuance discount of $5,000 and legal processing fees of $2,500 and the remaining discount of $47,500 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $55,000 to interest expense using the straight-line method over the term of the loan. During the three and nine month periods ended September 30, 2017 the Company amortized $4,521 to interest expense. As of September 30, 2017, a discount of $50,479 remained.

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

In the event of default, the holder has the right to require the Company to decrease the conversion price equal to 45% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. In addition, the default interest rate would increase to 22%.

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

NOTE 5 – DERIVATIVE LIABILITIES

Derivative Liabilities

In connection with convertible notes payable, the Company records derivative liabilities for the conversion feature. In addition, the Company has warrants for which the exercise prices reset upon future events. These warrants are also considered to be derivative liabilities. The derivative liabilities are valued on the date the convertible note payable become convertible and revalued at each reporting period. The warrants are valued on the date of issuance and revalued at each reporting period. During the nine months ended September 30, 2017, the Company recorded initial derivative liabilities of $585,317 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.08 to $0.27 our stock price on the date of grant of $0.22 to $0.45, expected dividend yield of 0%, expected volatility of 50% to 90%, risk free interest rate of 0.86% and expected terms ranging from 0.5 to 3.0 years. Upon initial valuation, the derivative liability exceeded the face value certain of the convertible note payables by approximately $215,886, which was recorded as a day one loss on derivative liability.

On September 30, 2017, the derivative liabilities were revalued at $401,461 resulting in a gain of $183,856 related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following average assumptions: an exercise price of $0.10 to $0.25, our stock price on the date of valuation ($0.20), expected dividend yield of 0%, expected volatility of 73% to 86%, risk-free interest rate of 1.56%, and an expected terms ranging from 0.5 to 2.6 years.

Future Potential Dilution

Most of the Company’s convertible notes payable contain adjustable conversion terms with significant discounts to market. As of September 30, 2017 the Company’s convertible notes payable are potentially convertible into an aggregate of approximately 3.6 million shares of common stock. In addition, due to the variable conversion prices on some of the Company’s convertible notes, the number of common shares issuable is dependent upon the traded price of the Company’s common stock.

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

The fair value of each option award is estimated using the Black-Scholes valuation model. Assumptions used in calculating the fair value at September 30, 2017 were as follows:

Weighted Average Inputs Used

Annual dividend yield	$-
Expected life (years)	6.3 to 6.5
Risk-free interest rate	1.42%
Expected volatility	111.59%
Common stock price	$0.20

Since the expected life of the options was greater than the Company’s historical stock information available, the Public Company determined the expected volatility based on price fluctuations of comparable public companies.

Stock based compensation was $1,689 and $144,112 for the three and nine month periods ended September 30, 2017, respectively. These costs are included with general and administrative expenses on the accompanying unaudited condensed consolidated statement of operations. As of September 30, 2017, future estimated stock based compensation to be recorded was $72,808 which will be recognized through 2021.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, management reviewed all material events through October 14, 2017, for these financial statements and there are no material subsequent events to report, except as follows:

100,000 Loan

On October 17, 2017 the lender agreed to extend the maturity of the loan from October 13, 2017 to October 13, 2018.

Safety and Efficacy of CaverstemTM Procedure

On October 18, 2017 we announced the completion of the safety data analysis on 20 patients in our erectile dysfunction clinical trial. Based on establishment of safety of the CaverStemTM procedure in a formal university-based clinical trial, and independent confirmation of efficacy in a European clinical trial we launched commercialization for the CaverstemTM procedure.

$30,250 Convertible Note

On October 23, 2017, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $30,250, for which $25,000 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity 12 months from the effective date of payment. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to the lesser of $0.12 or 60% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to ten times the number of common shares the convertible note is convertible into.

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

In the event of default, the default interest rate would increase to the lesser of 12% or the maximum amount allowable under the applicable law.

The Company has the option to redeem the convertible notes within 180 days from the date of issuance at 140% of the principal and interest. After 180 days the right of prepayment expires.

Conversion Notice

On November 3, 2017 we received notice from a convertible note holder to convert a portion of the outstanding interest into common shares. Based on the conversion terms, we issued 45,000 shares to the noteholder.

On November 9, 2017 we received notice from a convertible note holder to convert a portion of the outstanding principle into common shares. Based on the conversion terms, we issued 357,142 shares to the noteholder.

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

We are considered to be a clinical stage company, since we are devoting substantially all of our efforts to establishing our business and because our planned principal operations have not commenced. Our fiscal year end is December 31st. We have acquired the licensing rights for a novel, embryonic fluid-based stem cell, purchased the patents for our ED, male infertility and lower back treatments, filed patent applications for stroke, recurrent miscarriages, female sexual dysfunction, stroke, glioma brain cancer, and radiation toxicity are performing a clinical trial to validate the safety and efficacy of our ED treatment and are performing pre-clinical research on our embryonic fluid-based stem cell in the laboratory.

Funds for our operations have been provided by our parent company, Creative Medical Health, Inc. (“CMH”) and outside investors. In February 2016 and September 2016, CMH purchased shares of our common stock for cash consideration of $49,500 and $30,000, respectively. In addition, CMH has loaned operating funds to CMT in the form of lines of credit evidenced by promissory notes. As of September 30, 2017, total amounts received from CMT in connection with three promissory notes is $125,000. Each promissory note representing the loans bears interest at 8% per annum from the date funds were received. The first promissory note is dated February 2, 2016, and principal and interest under the note are due on or before April 30, 2018. This promissory note is fully funded in the principal amount of $50,000. The second promissory note is dated May 1, 2016, and principal and interest under the note is due on or before July 31, 2018. In addition, CMH loaned $25,000 to CMT to pay a portion of the approximately $45,000 in outstanding payables of the Company at closing of the reverse merger on May 18, 2016. The loan is evidenced by a promissory note dated May 18, 2016, which bears interest at 8% and which matures on May 18, 2018. From August 2016 through March 2017, we sold 6,000,000 shares of common stock for gross proceeds of $600,000, and issued at no additional cost, three-year warrants to purchase 600,000 shares at $0.10 per share. Of the total sales, $30,000 was received from Creative Medical Health.

As of September 30, 2017, we have accrued interest of $5,897 arising from the related party notes of $125,000.

Plan of Operations

We anticipate that if our clinical studies on our ED stem cell treatment are successful, we can commence marketing kits for the treatment in 2018. For the next 12 months our plan of operations is to complete these clinical trials and commence marketing of the kits. We estimate the costs to complete the clinical trials will be approximately $500,000, excluding overhead and other costs associated with maintaining our company structure. We believe that our current cash on hand would meet our cash flow requirements for only a few more months. If we are unable to obtain further financing, we may seek alternative sources of funding or revise our business plan. We currently have no alternative sources for funding.

Results of Operations – For the Three Month Period Ended September 30, 2017 and 2016

Gross Revenue. We generated no gross revenue for the three month period ended September 30, 2017 and September 30, 2016.

General and Administrative Expenses. General and administrative expenses for the three month period ended September 30, 2017, totaled $201,985, in comparison with $164,732, for the comparable quarter a year ago. The increase of $37,253, or 23% is primarily due to legal and accounting fees associated with debt issuances and public company reporting.

Research and Development Expenses. Research and development expenses for the three month period ended September 30, 2017, totaled $87,728 in comparison with $45,174, for the comparable quarter a year ago. The increase of $42,554, or 94% is primarily due to an increase of $61,960 in clinical research expenses associated with the erectile dysfunction trial offset by a reduction of $21,599 in expenses associated with oversight of the ED clinical trial performed by a vendor.

Other Income / Expense. Other income for the three month period ended September 30, 2017, totaled $242,817 in comparison with other expense of $1,971, for the comparable quarter a year ago. The decrease of $244,788, or 12,420% is due to an increase of $127,807 in interest expense offset by other income of $372,595 associated with the change in the fair value of derivative liabilities.

Net Loss. For the reasons stated above, our net loss for the three month period ended September 30, 2017 totaled $52,182 in comparison to $214,514, for the comparable quarter a year ago.

Results of Operations – For the Nine Month Period Ended September 30, 2017 and 2016

Gross Revenue. We generated no gross revenue for the nine month period ended September 30, 2017 and September 30, 2016.

General and Administrative Expenses. General and administrative expenses for the nine month period ended September 30, 2017, totaled $748,379, in comparison with $493,484, for the comparable nine month period a year ago. The increase of $254,895, or 52% is primarily due to $144,112 in stock-based compensation, $58,300 in public market consulting expenses combined with legal and accounting fees associated with debt issuances and public company reporting.

Research and Development Expenses. Research and development expenses for the nine month period ended September 30, 2017, totaled $172,748 in comparison with $67,566, for the comparable nine month period a year ago. The increase of $105,182, or 156% is primarily due to an increase of $102,609 in clinical research expenses on the ED clinical trial, an increase of $24,500 in laboratory expenses associated with pre-clinical research on the Amniostem™ stem cell offset by a reduction of $27,643 in expenses associated with oversight of the ED clinical trial performed by a vendor.

Other Income / Expense. Other expenses for the nine month period ended September 30, 2017, totaled $250,053 in comparison with $3,837, for the comparable nine month period a year ago. The increase of $246,216, or 6,417% is due to an increase of $191,686 in interest expense and $54,530 in expense associated with the change in the fair value of derivative liabilities.

Net Loss. For the reasons stated above, our net loss for the nine month period ended September 30, 2017 totaled $1,181,889 in comparison to $571,606, for the comparable nine month period a year ago.

Liquidity and Capital Resources

As of September 30, 2017, our principal source of liquidity was a combination of $600,000 raised through the sale of the Company’s common stock, the initial capital contribution of $49,500 paid by CMH for founder’s shares of CMT, $125,000 borrowed under promissory notes from CMH and $525,000 borrowed under promissory notes and debentures from third-party lenders which was used to pay operating expenses and to satisfy CMTH payables as of the closing of the reverse merger with CMT. Going forward, our short-term funding needs are expected to be satisfied by funds to be loaned to us by various financiers. Our long-term liquidity needs are expected to be satisfied through offerings of our equity securities. We do not have any arrangements, agreements, or sources for long-term funding.

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

Cash Flows

Net Cash used in Operating Activities. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was $766,902 for the nine month period ended September 30, 2017 in comparison to $259,830 for the comparable period a year ago, an increase of $507,702 or 195%. The increase in cash used in operations was primarily related to payments towards an outstanding balance of management fees payable to a related party, increases in research expenses, increased capital markets marketing costs and increased legal and accounting fees associated with public company reporting and audit requirements.

Net Cash used in Investing Activities. There was no cash used in investing activities in the nine month period ended September 30, 2017 and the comparable period a year ago.

Net Cash From Financing Activities. In the nine month period ended September 30, 2017 we raised $100,000 through the sale of common stock and $466,250 through the issuance of convertible and non-convertible debt. In the nine month period ended September 30, 2016, we raised $125,000 through the issuance of debt, $130,000 through the sale of common stock, and $50,000 from a subscription receivable. The increase in cash flows from financing activities was primarily related to our need to obtain additional capital due to the payments towards an outstanding balance of management fees payable to a related party, increases in research expenses, increased capital markets marketing costs and increased legal and accounting fees associated with public company reporting and audit requirements.

Basis of Presentation / Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   As of September 30, 2017, the Company had $21,216 of available cash and a working capital deficit of 1,245,894.  For the nine month period ended September 30, 2017, the Company had no revenue, no operating income and used net cash for operating activities of $766,902. These factors, among others, indicate that the Company may be unable to continue as a going concern for the next twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing as may be required, and ultimately to attain sufficient cash flow from operations to meet its obligations on a timely basis. Management is in the process of negotiating various financing plans including access to ongoing credit facilities and possible sale of capital stock either in private or in public offerings and believes these steps may generate sufficient cash flow for the Company to continue as a going concern. If the Company is unsuccessful in these efforts, it may be required to substantially curtail or terminate its operations.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

To address these material weaknesses, in 2016 we engaged a third party that specializes in technical accounting and financial reporting to assist us in preparation of our quarterly and annual financial statements and to assist us in documenting our internal controls. During the nine month period ended September 30, 2017, we determined that these material weaknesses had been remediated and thus no longer exist. We are not aware of significant weaknesses in addition to the items noted above.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Convertible Notes/Debentures

During the quarter ended September 30, 2017, we issued a convertible promissory note dated July 19, 2017, in the face amount of $50,000 to Crown Bridge Partners, LLC, for which we received gross proceeds of $45,000.  The note bears interest at 5% per annum and has a maturity date of July 19, 2018. The note is convertible at any time into shares of our common stock at a conversion price equal to 60% of the lowest trading price of our common stock during the 20 trading days preceding the conversion date. At no additional cost, we issued to the note holder 166,667 five-year warrants to purchase common stock at $0.30, subject to adjustment if we issue securities at less than the exercise price.  The warrants are exercisable on a cashless basis.  Subject to the holder’s prior approval, we have the option to redeem the note, in whole or in part, within 60 days from the date of issuance at 120% of the amount prepaid; between 61 and to 120 days from the date of issuance at 135% of the amount prepaid; between 121 days and to 180 days from the date of issuance at 150% of the amount prepaid; and after 180 days the right of prepayment expires.

During the quarter ended September 30, 2017, we issued a convertible promissory note dated August 31, 2017, in the face amount of $55,000 to Fourth Man, LLC, for which we received gross proceeds of $50,000.  The note bears interest at 10% per annum, which would increase to 22% upon an event of default, and has a maturity date of August 31, 2018. The note is convertible at any time into shares of our common stock at a conversion price equal to 60%, or in the event of default, 45%, of the lowest trading price of our common stock during the 20 trading days preceding the conversion date.  We have the option to redeem the note within 30 days from the date of issuance at 115% of the principal and interest; between 31 and to 60 days from the date of issuance at 120% of the principal and interest; between 61 days and 90 days from the date of issuance at 125% of the principal and interest; between 91 days and to 120 days from the date of issuance at 130% of the principal and interest; between 121 days and to 180 days from the date of issuance at 135% of the principal and interest; and after 180 days the right of prepayment expires.

The sale of these securities were made pursuant to Rule 506(b) of Regulation D promulgated by the SEC under the Securities Act. The purchasers of the securities were “accredited investors” as defined in Rule 501(a) of Regulation D. The purchasers acknowledged appropriate investment representations with respect to the issuances of the securities and consented to the imposition of restrictive legends upon the certificates representing the notes, conversion shares and warrants. The securities were not issued as a result of any general solicitation. The purchasers were afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the investments. No selling commissions or other remuneration were paid in connection with the sale of these securities.

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

Creative Medical Technology Holdings, Inc.

Date: November 13, 2017	By	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer

Date: November 13, 2017	By	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial Officer)

