Form 10-K
period 2017-12-31
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2018-03-29
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ . No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐ . No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes ☒ . No ☐ (2) Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ . No ☐

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ . No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of its most recently completed second fiscal quarter based upon the price at which the common equity was last sold was $5,665,416.

As of March 14, 2018, there were 244,815,395 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Forward-Looking Statements

The statements contained in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements include the information concerning possible or assumed future operations, business strategies, need for financing and sources, competitive position, potential growth opportunities, ability to retain and recruit personnel, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Among the factors that could cause actual future results to differ materially are the following:

•	failure to secure adequate funding to maintain operations;
•	international, national and local general economic and market conditions;
•	our ability to successfully introduce our products to market;
•	our ability to sustain, manage, or forecast growth;
•	our ability to successfully make acquisitions of new technologies; new product development and introduction;
•	existing government regulations and changes in, or the failure to comply with, government regulations;
•	adverse publicity;
•	competition; the failure to secure and maintain significant customers or suppliers;
•	fluctuations and difficulty in forecasting operating results;
•	changes in business strategy or development plans;
•	results of testing and clinical trials of our products; business disruptions;
•	the ability to attract and retain qualified personnel;
•	the ability to protect technology; and
•	other risks that might be detailed from time to time.

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

PART I

Item 1. Business

We were incorporated on December 3, 1998, in the State of Nevada, and have one wholly-owned subsidiary, Creative Medical Technologies, Inc., a Nevada corporation (“ CMT ”), which conducts all of our business operations. On September 14, 2016, we formed a limited liability company, Amniostem LLC Inc., in Nevada for the purpose of creating and/or licensing intellectual property in the area of amniotic fluid derived stem cells for therapeutic applications. This entity is a wholly owned subsidiary of CMT but has not commenced any business activities. In May 2017, we formed StemSpine, LLC (“ StemSpine ”), in Nevada for the purpose of creating and/or licensing intellectual property in the area of utilizing stem cells to treat lower back pain. This entity is a wholly owned subsidiary of CMT but has not commenced any business activities.

Our principal executive offices are located at 2017 W Peoria Avenue, Phoenix, AZ 85029.

Creative Medical Technologies

CMT was created as the urological arm of its parent company, CMH, to monetize the treatments or products developed or acquired by CMH prior to creation of CMT and transferred to it after its incorporation. CMT acquired a patent for its erectile dysfunction (“ ED ”) treatment from CMH. Subsequent to the transfer, CMT has expanded its development and acquisition of intellectual property beyond urology to include therapeutic treatments utilizing amniotic stem cells and treatment of neurologic disorders and lower back pain using various types of stem cells.

CMT is a commercial stage company and is engaged in marketing its ED treatment through the sale of stem cell separation devices and disposable kits to physicians for use with their patients suffering from ED. In August 2017, CMT completed recruitment on a clinical trial being conducted at UCLA by LABIOMED. Following completion of recruitment and treatment of the study subjects, an independent Institutional Review Board (IRB) overseeing the study validated the procedure as safe. In the same time frame, other peer reviewed and published clinical trials using the same procedure validated the efficacy of the ED treatment. As a result of these two developments, management concluded the ED procedure is both safe and effective and has commenced marketing activities.

We are engaged in stem cell research and developing applications for use to treat male sexual dysfunction, and related issues. We market our ED treatment under the name “Caverstem” to physicians for use with their patients suffering from ED.

Erectile Dysfunction Treatment

On February 2, 2016, CMT entered into a Patent Purchase Agreement with CMH pursuant to which CMH assigned to CMT its rights to US Patent No. 8,372,797, entitled “Treatment of Erectile Dysfunction by Stem Cell Therapy” which was issued to CMH by the USPTO on February 12, 2013, and related know-how and technology. The closing of the Patent Purchase Agreement occurred in May 2016, and we issued 64,666,667 shares of CMT’s common stock to CMH.

While previous studies have demonstrated that stem cells can enhance blood vessel function, this patent application was the first to demonstrate that administration of stem cells can lead to enhanced erections. Aspects of this patent have already been clinically used. In one specific example, FDA approved bone marrow extraction devices used to concentrate bone marrow and to inject stem cells into the penile bodies. This procedure has been demonstrated safe and feasible in clinical trials.

Prior to the closing of the Patent Purchase Agreement, CMH was in the process of commencing clinical trial studies on the efficacy and safety of the ED stem cell treatment. As a result of the purchase of the ED patent by us, we have now taken over the clinical trial studies. The trial recruitment is completed and an independent Institutional Review Board (IRB) has validated the safety of the Caverstem procedure. While our clinical trial is ongoing, other completed, peer-reviewed and published clinical trials using the same procedure validate the procedure is effective as well as safe. Given the safety and efficacy of the procedure, CMT is now engaged in marketing the technology with complete kits and training to medical doctors, who can practice the treatment for their patients.

The results of completed and ongoing clinical trials validate management’s conclusion that the Caverstem treatment is both safe and effective. Bone marrow stem cells have been used for over four decades in the area of hematopoietic stem cell transplantation. Stimulation of angiogenesis using this cell population has been performed in animal models of ischemia, as well as in clinical trials. One study used bone marrow cells that were isolated for expression of the p75 nerve growth factor receptor using magnetic activated cell sorting. They chose this population based on possible enhancement of neurogenic potential. Intracavernous administration of these cells into a rat bilateral cavernous nerve crush injury model was performed. At a four week follow up, improvement in erectile function as assessed by mean intracavernous-to-mean arterial pressure ratio and total intracavernous pressure was assessed. Significant improvements were observed in animals receiving the p75 selected cells as compared to those receiving an equal concentration of bone marrow derived multipotent stromal cells, fibroblasts, or saline. Significantly higher levels of FGF-2 were found in the cavernosum of animals receiving the p75 selected cells.

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

Evidence from European clinical trials also confirm the safety and effectiveness of this procedure. At the Henri Mondor Teaching Hospital, located in Créteil, France a clinical trial was conducted to evaluate the effect of intracavernous autologous BM-MNC injection to treat pRP-ED (NCT01089387). Twelve patients with localized prostate cancer and vasculogenic pRP-ED refractory to maximal medical treatment were divided into four equal groups treated with escalating BM-MNC doses (2×10(7), 2×10(8), 1×10(9), 2×10(9)). Tolerance was the primary endpoint. Secondary endpoints were the effects on erectile function and penile vascularization at 6 mo, as assessed using the International Index of Erectile Function-15 and Erection Hardness Scale questionnaires, and color duplex Doppler ultrasound. The peak systolic velocity was measured in the cavernous arteries and assessed endothelial function using the penile nitric oxide release test. No serious side effects occurred. At 6 mo versus baseline, significant improvements of intercourse satisfaction (6.8±3.6, 3.9±2.5, p=0.044) and erectile function (17.4±8.9, 7.3±4.5, p=0.006) domains of the International Index of Erectile Function-15 and Erection Hardness Scale (2.6±1.1, 1.3±0.8, p=0.008) were observed in the total population. Spontaneous erections showed significantly greater improvement with the higher doses. Clinical benefits were associated with improvement of peak systolic velocity and of % penile nitric oxide release test and sustained after 1 yr.

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

CMH entered into a Clinical Trial Agreement dated May 18, 2015, with LABIOMED and conducted by Dr. Jacob Rajfer with UCLA Harbor Hospital as its principal investigator. An IRB (Institutional Review Board) application was submitted and approved. The purpose of the clinical trials is to evaluate the safety and efficacy of the ED stem cell treatment. Enrollment in the clinical trials began in December 2015, the clinical trial began during first quarter 2016 with enrollment in the trial completed in August 2018. Following the completion of enrollment and treatment of 25 subjects, the IRB concluded there were no adverse events as a result of the procedure. Thereby concluding the procedure is safe. The primary outcome measures for these clinical trials include the following: (i) improvement in erectile function as measured by total score in the International Index of Erectile Function; (ii) change in Doppler Ultrasound (papaverine induced color duplex Doppler) for evaluating blood flow; (iii) change in dynamic infusion cavernosometry that measures veno-occlusive pressure, each of which should require approximately six months from baseline; and (iv) adverse events, which should require approximately 12 months from baseline. The secondary outcome measures includes improvement in erectile function as measured by total score in the International Index of Erectile Function, which should require approximately 12 months from baseline. Under the terms of the Patent Purchase Agreement, CMH assigned these agreements to us and we have assumed the duties and obligations under these agreements. The trial is scheduled for completion in the first half of 2018.

Procedures for use of our ED stem cell treatment consist of a one-hour out-patient visit in a physician’s office. The physician harvests a patient’s bone marrow from the hip using local anesthetic and separate the stem cells using a cell separator. The separated and cleansed stem cells are then injected into the patient’s venus cavernosa to stimulate muscle and generate blood vessel regeneration. Clinical research data concludes that such treatment results in a marked increase in duration and frequency of erections and the ability to sustain erections until orgasm, with no known treatment-associated adverse events.

In October 2017, based on the safety data from the UCLA trial and peer-reviewed, published results of other clinical trials using the same process, we proceeded with commercialization of the ED procedure. In December 2017, we recruited Dr. Alexander Gershman, Director of The Institute of Advanced Urology at the Cedars-Sinai Medical Tower; Director of Urologic Laparoscopy in the Division of Urology, Harbor-UCLA Medical Center a leading urologists in the Southwestern United States to perform the Caverstem TM procedure to treat erectile dysfunction in patients who do not respond to currently available treatments. In that same month, Dr. Gershman began treating patients with the procedure, which involves extraction of a small amount of bone marrow, concentration of bone marrow derived stem cells, and subsequent administration to the patient within less than 60 minutes

Lower Back Pain Treatment

In May 2017, we formed StemSpine, LLC (“ StemSpine ”), a Nevada limited liability company and wholly owned subsidiary of Creative Medical Technologies, Inc. (“ CMT ”), for the purpose of using stem cells to treat back pain. StemSpine then entered into a Patent Purchase Agreement dated May 17, 2017, with Creative Medical Holdings, Inc. (“ CMH ”). Under the terms of the Agreement, StemSpine acquired U.S. Patent No. 9,598,673 covering use of various stem cells for treatment of lower back pain. In June 2017, StemSpine filed an additional patent application covering synergy between intradiscal stem cell injection subsequent to stimulation of perispinal angiogenesis.

Lower back pain is the single leading cause of disability worldwide, affecting mobility, functionality and the emotional state. To date, treatment options have ranged from prescription medication, to physical therapy and even acupuncture. Unfortunately, in patients whose lower back pain originates from disc degeneration, existing approved treatments do not address the underlying cause, but only symptoms.

Recent U.S. clinical trials using stem cells administered directly into the disc have shown promise in regenerating injured discs, and by this means reducing pain in some patients. Companies such as Mesoblast Limited and BioRestorative Therapeutics have patient follow ups as long as three years post injection and show some degree of pain reduction and disc regeneration without adverse effects.

It is known that a significant number of patients suffering from lower back pain have deficient circulation in the areas surrounding the discs, which is believed by some to be the initial cause of disc degeneration. The technology developed and patented by Stemspine, LLC utilizes biologicals to stimulate a process termed angiogenesis, which overcomes the deficient circulation causing disc degeneration.

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

In February 2017 the company expanded its translational research program using its AmnioStem universal donor stem cell product through establishment of laboratory facilities in San Diego. The Company initiated research activities at the San Diego BioLabs facility, a biotechnology incubator sponsored by the Pharmaceutical Companies, Boehringer Ingelheim, Novartis, and Sanofi.

Multipotent Amniotic Fetal Stem Cells for Stroke Therapy

On Dec. 13, 2016 CMT filed US patent application #62/400557 entitled “Treatment of Stroke by Amniotic Fluid Derived Stem Cell Conditioned Media and Products Derived Thereof.”. The patent application covers the use of the our licensed AmnioStem stem cell as a production means for generation of nanoparticles termed “exosomes,” which regenerate damaged brain tissue after stroke. This novel stem cell based therapeutic option by using products derived from stem cells as opposed to the stem cells themselves. The patent provides means of leveraging growth factors and nucleic acids generated by AmnioStem stem cells, in order to provide a “drug like” product that overcomes many of the hurdles associated with administration of stem cells. It is known that intravenous injection of stem cells usually results in accumulation in lungs, leading to reduced therapeutic efficacy. Concentrating and purifying regenerative factors produced by this unique stem cell type will accelerate development of this novel therapy, as well as develop combination therapies to provide the highest probability of success to patients suffering from this debilitating condition. We plan to develop both the AmnioStem cell and the stroke treatment technologies as a new regenerative medicine platform for use with multiple indications.

Multipotent Amniotic Fetal Stem Cells for Radiation Toxicity

In April 2017 we filed a patent application covering the use of its AmnioStem Universal Donor stem cell product as a treatment of radiation toxicity. We plan to leverage the ability of its amniotic fluid based stem cell product to induce a process termed “neurogenesis” in which specific areas of the brain are activated to repair damaged tissue. The company partnered with Santosh Kesari, MD, PhD, FANA, FAAN who coauthored the patent. Dr. Kesari is Chair and Professor, Department of Translational Neurosciences and Neurotherapeutics, John Wayne Cancer Institute, as well as Director of Neuro-oncology, Providence Saint John's Health Center and leads the Pacific Neuroscience Research Center at Pacific Neuroscience Institute. Numerous research data support superior effects of the AmnioStem stem cell product in comparison to other stem cell types in terms of growth factor production, regenerative activity and lower cost of manufacturing. In the situation of radiation countermeasures, this product falls under the FDA ‘animal rule’, which allows for FDA clearance on the basis of studies in two validated animal models. This potentially creates a rapid path to market positions and for collaboration and funding from agencies such as BARDA which have previously supported stem cell companies for radiation production. We plan to work with Dr. Kesari to launch an investigator-initiated study to evaluate the safety and effectiveness of using AmnioStem to treat Radiation Toxicity.

Multipotent Amniotic Fetal Stem Cells for Selectively Inhibiting Growth of Glioma Brain Cancer Cells.

In July, 2017 we announced preclinical data showing exosomes harvested from its patented AmnioStem amniotic fluid stem cell, selectively inhibit growth of glioma brain cancer cells. Exosomes are nanoparticles generated by a variety of cells that are critically involved in intercellular communication. This technology represents a non-toxic biological approach that eventually may provide benefit patients with brain cancer. We have partnered with Santosh Kesari, MD, Ph.D, FANA, FAAN, Chair and Professor, Department of Translational Neurosciences and Neurotherapeutics, John Wayne Cancer Institute, as well as Director of Neuro-oncology, Providence Saint John’s Health Center and leads the Pacific Neuroscience Research Center at Pacific Neuroscience Institute to co-develop this technology. From a commercialization perspective, exosomes are simpler to manufacture, store, and deliver as compared to living cells. Additionally, since exosomes are not replicating cells, we anticipate a less complicated FDA regulatory pathway as compared to cellular based products.

Marketing

The first product we are marketing is the treatment for ED, which was initiated in November 2017. We are implementing a multifaceted marketing approach which focuses primarily on urologists. To that end, we recruited three urologists in the Southwestern section of the U.S. and began performing Caverstem procedures with two of the urologists in December 2017. We provide full marketing support to the urologists through our branded Caverstem web page, in-office flyers, informative videos and online advertising. As an example, in the month of December we ran a two-week Google Adwords campaign that resulted in 356 click-throughs to our web page, 40 online form responses and 15 patients scheduling treatments. In addition to direct marketing with our urology partners, we are planning on attending conferences sponsored by the American Urological Association across the country starting in 2018. Finally, we are partnering with a nationwide network of independent sales representatives who currently market the cell separation and concentration device along with disposable kits to physicians using the device and procedure for other therapies.

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

Lower Back Pain Patent. StemSpine, LLC acquired U.S. Patent No. 9,598,673 covering use of various stem cells for treatment of lower back pain (the “ Patent ”). The inventors of the Patent were Thomas Ichim, PhD and Amit Patel, MD, each a director of the Company, CMT, and CMH, and Annette Marleau, PhD, a Vice-President of the Company. The managers of StemSpine are Timothy Warbington, Donald Dickerson, and CMH. The Patent was issued on March 21, 2017.

Immune System Cells for Stimulation of Perispinal Angiogenesis Application. The two patent applications, No. 62520773 and No. 62513670, filed on June 16, 2017 and June 1,, 2017, respectively, cover the novel use of cells, conventionally known as immune system cells, to stimulate formation of new blood vessels, a process termed angiogenesis. Several studies support the notion that patients suffering from lower back pain exhibit a reduction in blood flow to the lower back area. The Company has data supporting the use of immune cells from both the innate and adaptive arms of the immune system for stimulation of new blood vessel formation, which is believed to be beneficial for overcoming circulation defects in patients with lower back pain.

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

Multipotent Amniotic Fetal Stem Cells for Stroke Therapy Application. On Dec. 13, 2016 CMT filed US patent application #62/400557 entitled “Treatment of Stroke by Amniotic Fluid Derived Stem Cell Conditioned Media and Products Derived Thereof.”. The patent application covers the use of the Company’s newly licensed AmnioStem stem cell as a production means for generation of nanoparticles termed “exosomes,” which regenerate damaged brain tissue after stroke.

Multipotent Amniotic Fetal Stem Cells for Radiation Toxicity Application. On April 4 2017 CMT filed a US patent application covering the use of its AmnioStem Universal Donor stem cell product as a treatment of radiation toxicity. We plan to leverage the ability of its amniotic fluid based stem cell product to induce a process termed “neurogenesis” in which specific areas of the brain are activated to repair damaged tissue.

AmnioStem™ Mediated Immune Reprogramming for Stroke Application On May 24, 2017 CMT filed a US patent application covering a novel means of suppressing inflammation associated with stroke by reprogramming immune cells of the stroke victim. The patent application teaches ways of using the Company’s patented AmnioStem™ allogeneic stem cell to ‘educate’ immune cells from stroke patients so as to reduce inflammation associated with stroke. By reducing inflammation, the Company plans to develop novel means of increasing efficacy of therapeutic agents in stroke patients.

Synergy between intradiscal stem cell injection subsequent to stimulation of perispinal angiogenesis. On June 7, 2017 we filed a US patent application covering synergy between intradiscal stem cell injection subsequent to stimulation of perispinal angiogenesis. This patent expands on the Company’s issued US Patent #9,598,673, which covers treatment of lower back pain by injection of stem cells into muscles surrounding the lower back to stimulate new blood vessel formation (angiogenesis). Nutrition of the avascular intervertebral disc occurs by diffusion through the vertebral endplates from the blood vessels in the vertebral bodies above and below the disc. In many patients with lower back pain, cholesterol plaques in the wall of the aorta obliterate orifices of lumbar and middle sacral arteries and decrease blood supply of the lumbar spine and its surrounding structures. As a result, structures with precarious nutrient supply, such as the intervertebral discs, gradually degenerate. We plan to employ the new technology to modify the environment in the disc, so as to give the injected stem cells optimal conditions for regeneration

Immune Modulatory Cells for Stimulation of Perispinal Angiogenesis to Induce Regeneration of Degenerated Discs. On June 24, 2017 we announced the filing of intellectual property covering data supporting the use of immune system cells for stimulation of perispinal angiogenesis as a means of treating patients with lower back pain, as well as supporting intradiscal stem cell administration in patients suffering from degenerative disc disease. The two patent applications, No. 62520773 and No. 62513670, filed on June 16th and June 1st, respectively, cover the novel use of cells, conventionally known as immune system cells, to stimulate formation of new blood vessels, a process termed angiogenesis.

Autologous Bone Marrow Mononuclear Cells as a Substrate for Enhancement of Neuroregenerative Therapy Application. On October 11, 2017 CMT filed a US patent application covering the use of a combination of an FDA approved drug together with the patient’s own bone marrow derived stem cells for the treatment of stroke. The patent covers the use of the patient’s bone marrow stem cells, together with an FDA approved drug, to stimulate the naturally occurring regenerative processes after certain types of strokes. We plan to we augment the naturally occurring approach by extracting stem cells from the bone marrow, placing them in circulation, and administering an FDA approved drug to enhance their activity

Male Infertility License Agreement . Effective January 29, 2016, we entered into a License Agreement with LABIOMED granting us an exclusive license in the U.S. and its territories and possessions to make and market products or services authorized under LABIOMED’s U.S. use Patent Application 14/508,763 (filed October 7, 2014, and claiming priority back to U.S. Ser. No. 60/790,085 filed on 4/7/2006). We also have the right, with LABIOMED’s consent, to grant sublicenses. Subject to early termination provisions, the license agreement expires on the last to expire of the patents under which the license was granted. We have the right to terminate the agreement at any time upon 90 days’ prior written notice. LABIOMED has the right to terminate the agreement upon the breach of certain covenants under the agreement, including the failure to make required payments to LABIOMED, failure to obtain and maintain required insurance coverage, our failure to meet performance milestones, our insolvency or bankruptcy, underreporting or underpayment of royalties in excess of 20% for any 12-month period, our challenge to the patent rights underlying the license, or our default in the performance of any obligations under the agreement not cured within 90 days following receipt of notice. The agreement obligates us to use our commercially reasonable efforts to develop and commercialize the licensed products and to initiate human clinical trials within specified times. If we fail to meet these milestones within the designated periods, LABIOMED may terminate the license or convert it to non- exclusive. Under the terms of the agreement we paid $5,000 to LABIOMED as a non-refundable license issue royalty, agreed to reimburse them up to $1,800 for its expenses in reviving the patent application, and issued 323,333 shares of CMT’s common stock. We are subject to a 6% royalty to LABIOMED on net sales of any licensed products and 25% on any non-royalty sublicense income. Commencing three years after the date of the agreement, and each subsequent year thereafter, we are required to pay annual maintenance royalties of $20,000, unless during the prior one-year period we paid $50,000 or more in actual royalty payments. Finally, we have agreed to pay them certain milestone payments upon achieving the milestones set forth in the agreement, which in the aggregate we estimate to be approximately $300,000.

Female Sexual Dysfunction Patent Application . Drs. Patel and Ichim, two of our directors, have assigned to CMT for nominal consideration use their patent application (U.S. Patent Application 62319753) for the use of regenerative cells as a treatment option for women who experience sexual desire, but have difficulty reaching the arousal stage. The patent application was filed with the U.S. Patent and Trademark Office on April 7, 2016. This patent was assigned to CMT on August 28, 2016.

Miscarriage Treatment Patent Application . CMT scientists Drs. Patel and Ichim have also assigned to CMT for nominal consideration their U.S. use Patent entitled “ Adipose Derived Immunomodulatory Cells for Immunotherapy of Recurrent Spontaneous Abortions ”, (U.S. Patent Application 62/347,898) which covers the use of a woman’s own fat derived stem cells for prevention of pregnancy loss. The patent application was filed with the U.S. Patent and Trademark Office on June 9, 2016. This patent was assigned to CMT on August 28, 2016.

Trademark and Trade Name. On April 14, 2015, CMH was granted a trademark by the U.S. Patent and Trademark Office for the name “Caverstem.” On February 23, 2016 CMH applied for a trademark for the name “Creative Medical Technologies.” Under the terms of the Patent Purchase Agreement CMH has assigned these trademarks to us. We are in the process of assigning these trademarks to CMT.

Trademark and Trade Name. On Sept 7, 2016, we filed an application with the U.S. Patent and Trademark Office for the name “Amniostem”. The application number is 87163455. The USPTO has searched and considers the application allowable. They published it to give third parties a chance to challenge it. There were no challenges to the “Amniostem” trademark. Pending commercialization of the Amniostem product, we have requested and received a six month extension to file our Statement of Use.

Trademark and Trade Name. On November 18, 2017 we filed an application with the U.S. Patent and Trademark Office for the name “Stemspine”. The application number is 87690313. The USPTO has searched and considers the application allowable. They published it to give third parties a chance to challenge it. Assuming this does not occur a Notice of Allowance is expected in the June 2018 time frame.

Government Regulation

Human cells, tissues or cellular or tissue-based products (“ HCT/Ps ”) intended for implantation, transplantation, infusion or transfer into a human recipient are regulated by the Center for Biologics Evaluation and Research at the Food and Drug Administration (the “ FDA ”) under the authority of section 361 of the Public Health Service Act (the “ PHSA ”) Act under which the FDA established regulations for HCT/Ps to prevent the introduction, transmission, and spread of communicable diseases. Specifically, Section 361 states that “human cells, tissues, and cellular or tissue-based products” (HCT/Ps) are regulated solely under this section if it meets all of the following criteria: (i) minimally manipulated; (ii) for homologous use only; (iii) do not involve the combination of the cells or tissues with another articles; and (iv) are for autologous use. The FDA has recently published final guidance to the industry (Same Surgical Procedure Exception under 21 CFR 1271.15(b) November 2017) that further clarifies the FDA’s position on what constitutes homologous use of HCT/Ps. The FDA in this guidance states, for the exception in 21 CFR 1271.15(b) to apply an establishment must; a) Remove and implant the HCT/Ps into the same individual from whom they were removed (autologous use); b) Implant the HCT/Ps within the same surgical procedure; and c) HCT/Ps remain in their original form, which means that they are only rinsed, cleaned, sized, or shaped in the procedure. Management believes that its stem cell treatments for ED meets the criteria for inclusion under 21 CFR 1271.15(b).

If the FDA were to modify its regulations or significantly change their guidance, the products mentioned above would be subject to traditional premarket and post-market requirements arising under section 351 of the PHSA Act. “351 HCT/Ps” require approval of a Biologic License Application, and their manufacture must comply with Current Good Manufacturing Practices (“ GMPs ”). This would extend the research and development timelines on these products from three years to seven to ten years. Additionally, significantly greater capital resources would be required to complete the efforts.

Management expects and plans to pursue the regulatory pathway consistent with a new biological drug for our Amniotic stem cell, stroke, glioma, and radiation toxicity. As such, we will fall under the jurisdiction of CBER. This organization regulates products under a variety of regulatory authorities including the Public Health Service Act and the Food Drug and Cosmetic Act. CBER manages the BLA process which is a request for permission to introduce, or deliver for introduction, a biologic product into interstate commerce (21 CFR 601.2). This process validates safety and efficacy through animal studies, first-in-human (Phase I), Safety and initial efficacy (Phase II) and pivotal trials (Phase III).

Competition

There are a number of public and private companies engaged in stem cell research and applications for use to treat ED, lower back pain, stroke and other issues. Many of these have been engaged in this field for a significant period.

In the ED marketplace there are a few private companies engaged in stem cell research and applications. This research and the possible treatments are aimed at the approximately 9,000,000 men in the U.S. who, due to damage to the blood vessels and smooth muscle tissue in the penis, do not respond to PDE5 inhibitors such as Viagra or Cialis, do not respond to or cannot tolerate penis injections containing Alprostadil such as Averject or Edex, or are not one of approximately 25,000 men in the U.S. who elect invasive, non-reversible rod or pump implantation into the penis. Currently, management’s research has determined that there are fewer than a dozen private clinics in the U.S. that offer stem cell treatments for ED. None of these firms is believed to have filed for patent protection or conducted clinical trials using bone marrow to validate safety and efficacy. By comparison, we are conducting an IRB-approved clinical trial with a leading research institution, performed by an accomplished researcher that has validated the safety of the procedure, have leveraged international clinical trials to validate efficacy and have patent protection on the procedure. Management believes that the combination of patent protection, a validated “standard of care” procedure, and competitively priced equipment and disposable kits will allow the Company to compete successfully in this marketplace.

In the marketplaces for lower back pain, stroke, radiation toxicity, and glioma, management believes little competition exists. While there is a significant body of academic research in vitro and in animal models on the benefits of treating lower back pain, stroke, radiation toxicity, and glioma with stem cells, management is not aware of any public or private U.S. firms pursuing human research or commercialization of these treatments. Based upon management’s research, there are fewer than five private clinics in the U.S. that offer any form of stem cell treatment for these indications. Therefore, it is management’s expectation that we will be the first entrant in the market space upon completion of our research and commercialization efforts.

Employees

We have no employees, but we use and pay for the services of employees of our parent, CMH. We have agreed to reimburse our parent company a flat monthly rate for the time spent by their management team on our business operations.

Research and Development

Research and development expenses for the year ended December 31, 2017, totaled $260,085. We also incurred license fees under a royalty agreement of $6,811 for the year ended December 31, 2017. Pending completion of the development of the patented technology included in our license agreement, we will not have additional license fees until we have a saleable product. Research and development expenses for the year ended December 31, 2016, totaled $85,334. We also incurred license fees under a royalty agreement of $7,300 for the year ended December 31, 2016.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTCQB under the symbol “CELZ.” The table below sets forth for the periods indicated the quarterly high and low bid prices as reported by OTC Markets. Limited trading volume occurred during many of these periods. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2017	First	$0.57	$0.32
	Second	$0.55	$0.21
	Third	$0.42	$0.13
	Fourth	$0.24	$0.01

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2016	First	$0.02	$0.02
	Second	$0.40	$0.01
	Third	$0.51	$0.33
	Fourth	$0.51	$0.51

The market price for our stock has declined substantially since year-end, while our trading volume has increased significantly. For example, at February 9, 2018, our high and low bid prices were $0.0027 and $0.001, respectively, on trading volume of 1,430,932 shares, as reported by OTC Markets.

On February 9, 2018 we received a bid price deficiency notice from OTC Markets. Our bid price had closed below $0.01 for more than 30 consecutive days and no longer meets the standards for continued eligibility for OTCQB. We have been granted a 90 calendar day cure period during which the minimum closing bid price for our common stock must be $0.01 or greater for ten consecutive trading days in order to continue trading on the OTCQB. If the minimum closing bid price for our common stock does not meet the cure requirements we intend to move our trading to the OTC Pink exchange.

Our common stock is considered to be penny stock under rules promulgated by the Securities and Exchange Commission (the “ SEC ”). Under these rules, broker-dealers participating in transactions in these securities must first deliver a risk disclosure document which describes risks associated with these stocks, broker-dealers’ duties, customers’ rights and remedies, market and other information, and make suitability determinations approving the customers for these stock transactions based on financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing, provide monthly account statements to customers, and obtain specific written consent of each customer. With these restrictions, the likely effect of designation as a penny stock is to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and increase the transaction cost of sales and purchases of these stocks compared to other securities.

Holders

As of the close of business on March 14, 2018, we had approximately 90 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed VStock Transfer, LLC, 18 Lafayette Pl, Woodmere, NY 11598, to act as transfer agent for the common stock.

Dividends

We have not declared or paid any cash dividends on our common stock during the two fiscal years ended December 31, 2016 and December 31, 2017, or in any subsequent period. We do not anticipate or contemplate paying dividends on our common stock until we generate earnings from marketing of the ED treatment, of which there is no assurance. The only restrictions that limit the ability to pay dividends on common equity, or that are likely to do so in the future, are those restrictions imposed by our convertible note holders and by law. We have entered into 9 convertible promissory note agreements with an approximate aggregate principal balance of $500,000 that contain covenants which prohibit us from paying dividends unless authorized by each of the lenders.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of the most recent fiscal year ended December 31, 2017, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

Number of
	securities to be		Weighted-	Number of securities
	issued upon		average exercise	remaining available for
	exercise of		price of	future issuance under
	outstanding		outstanding	equity compensation
	options,		options,	plans (excluding
	warrants and		warrants and	securities reflected in
	Rights		rights	column (a) and (b))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	nil		—	nil
Equity compensation plans not approved by security holders	500,000	(1)	$0.18	1,250,000	(2)
Total	500,000			1,250,000

(1)	Represents options to purchase 500,000 shares issued under the 2016 Stock Incentive Plan (the “ Plan ”).
(2)	Represents outstanding options and shares available for future issuance under the Plan and gives effect to 250,000 shares of restricted stock granted to Boris Reznik under the Plan pursuant to a Consulting Agreement.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

$100,000 Loan and Plan Grant

On March 3, 2017, we sold 1,000,000 shares of common stock for gross proceeds of $100,000, and issued at no additional cost, three-year warrants to purchase 100,000 shares at $0.10 per share to Boris Reznik, PhD. On April 10, 2017, we awarded 250,000 shares of common stock to Mr. Reznik under the Plan pursuant to a Consulting Agreement relating to our advisory board. The sale of these securities was made pursuant to Rule 506(b) of Regulation D promulgated by the SEC under the Act. The purchaser was an “accredited investor” as defined in Rule 501(a) of Regulation D. The purchaser acknowledged appropriate investment representations with respect to the sales of the shares and consented to the imposition of restrictive legends upon the certificate representing the shares. The purchaser had a significant preexisting relationship to us prior to the transaction and did not purchase the shares from us as a result of any general solicitation. The purchaser was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the investment. No selling commissions or other remuneration was paid in connection with the sales of these securities.

$115,000 Convertible Note

On April 10, 2017, the Company entered into a convertible note agreement with a lender for an aggregate principal amount of $115,000, for which $103,250 in proceeds were received on May 5, 2017. The note is convertible into shares of the Company’s common stock at a conversion price equal to 60% of the two lowest trading prices of the Company’s common stock during the previous 25 trading days preceding the conversion date. As of December 31, 2017, the lender has converted $13,110 of principal, accrued interest and conversion fees into 1,295,000 shares of common stock. In November 2017, per the loan terms, $15,000 was added to the outstanding principal balance of the loan as a result of our stock price falling below $0.05.

$55,000 Convertible Note

On April 24, 2017, the Company entered into a convertible note agreement with a lender for an aggregate principal amount of $55,000, for which $47,500 in proceeds were received on May 8, 2017. The note is convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company also issued to the lender warrants to purchase 200,000 shares of the Company’s common stock exercisable at $0.25 per share expiring on April 24, 2022. As of December 31, 2017, the lender has converted $13,000 of principal, interest and fees into 1,833,334 common shares.

$100,000 Convertible Debenture

On May 2, 2017, the Company entered into a convertible debenture agreement with a lender for an aggregate principal amount of up to $400,000, for which up to $360,000 in proceeds was received. On May 2, 2017, the Company received the first tranche of proceeds of $85,000 for which the Company issued a convertible debenture in the face amount of $100,000. The Company did not receive any additional funds pursuant to the debenture. The debenture is convertible at the lower of $0.25 or a conversion price equal to 65% (adjusted to 60% based upon the conversion rate of the $115,000 convertible note discussed below) of the second lowest closing trade price of the Company’s common stock for the 15 trading days immediately preceding the conversion date. As of December 31, 2017, the lender had converted $45,000 of principal into 5,357,142 shares of common stock.

$50,000 Secured Convertible Note

On June 26, 2017, the Company entered into a convertible note agreement with a lender for an aggregate principal amount of $50,000, for which $50,000 in proceeds were received on June 26, 2017. The note is convertible into shares of the Company’s stock at a conversion price equal to or greater than $0.25 or a conversion price equal to 60% of the average closing trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. As of December 31, 2017, the lender had not converted any principal or accrued interest into shares of common stock.

$50,000 Convertible Note

On July 19, 2017, the Company entered into a convertible note agreement with a lender for an aggregate principal amount of $50,000, for which $43,000 in proceeds were received on July 25, 2017. The note is convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company also issued to the lender warrants to purchase 166,667 shares of the Company’s common stock exercisable at $0.30 per share expiring on July 13, 2022. As of December 31, 2017, the lender had not converted any principal or accrued interest into shares of common stock.

$55,000 Convertible Note

On August 31, 2017, the Company entered into a convertible note agreement with a lender for an aggregate principal amount of $55,000, for which $47,500 in proceeds were received on September 1, 2017. The note is convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. In the event of default, the holder has the right to require the Company to decrease the conversion price equal to 45% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. As of December 31, 2017, the lender had not converted any principal or accrued interest into shares of common stock.

$30,250 Convertible Note

On October 23, 2017, the Company entered into a convertible note agreement with a lender for an aggregate principal amount of $30,250, for which $25,000 in proceeds were received on October 30, 2017. The note is convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. In the event of default, the holder has the right to require the Company to decrease the conversion price equal to 52.5% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. As of December 31, 2017, the lender had not converted any principal or accrued interest into shares of common stock.

$58,000 Convertible Note

On November 21, 2017, the Company entered into a convertible note agreement with a lender for an aggregate principal amount of $58,000, for which $55,000 in proceeds were received on December 1, 2017. The note is convertible into shares of the Company’s stock at a conversion price equal to 61% of the average of the 2 lowest trading price of the Company’s common stock during the previous 15 trading days preceding the conversion date. As of December 31, 2017, the lender had not converted any principal or accrued interest into shares of common stock.

$30,000 Convertible Note

On December 15, 2017, the Company entered into a convertible note agreement with a lender for an aggregate principal amount of $30,000, for which $27,000 in proceeds were received on December 18, 2017. The note is convertible into shares of the Company’s stock at a conversion price equal to 61% of the average of the 2 lowest trading price of the Company’s common stock during the previous 15 trading days preceding the conversion date. As of December 31, 2017, the lender had not converted any principal or accrued interest into shares of common stock.

Sales of all of these securities were made pursuant to Rule 506(b) of Regulation D promulgated by the SEC under the Act. Management reasonably believed that at the time of sale each lender was an “accredited investor” as defined in Rule 501(a) of Regulation D. Each lender acknowledged appropriate investment representations with respect to the sales of the notes and warrants. Each lender had a preexisting, substantive relationship to us prior to the transaction and did not purchase the notes or warrants from us as a result of any general solicitation. Each lender was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the investment. No selling commissions or other remuneration was paid in connection with the sales of these securities. All lenders have contractual limitations so that each lender and their affiliates are limited to no more than 4.99% beneficial ownership.

Item 6. Selected Financial Data

As a Smaller Reporting Company, we are not required to furnish information under this Item 6.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events and are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those risks identified in the Forward Looking Statements section. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements..

Overview

On May 18, 2016, Creative Medical Technology Holdings, Inc., formerly known as Jolley Marketing, Inc., a Nevada corporation (the “ Company ”, “ we ”, “ our ”, or “ us ”), closed (the “ Closing ”) the Agreement and Plan of Merger (the “ Merger Agreement ”) with CMT, Mr. White, the principal shareholder and the sole officer and director of the Company, and the Merger Sub. As a result of the Closing of the Merger Agreement, the Merger Sub was merged with and into CMT with CMT being the surviving corporation and CMT became a wholly-owned subsidiary of the Company. Upon completion of the transaction, we acquired CMT (which is now our wholly-owned subsidiary) and became a company engaged in stem cell research and applications for use to treat ED, spinal and neurological indications. CMT was incorporated in the State of Nevada on December 30, 2015. In May 2017, we formed StemSpine, LLC (“ StemSpine ”), in Nevada for the purpose of creating and/or licensing intellectual property in the area of utilizing stem cells to treat lower back pain. This entity is a wholly owned subsidiary of CMT and has not commenced any business activities. All references to the Company after the Closing refer to Creative Medical Technology Holdings, Inc. and CMT, collectively.

We are considered to be a commercial stage company, following the commencement of sales of stem cell separation equipment and disposable kits used in our Caverstem procedure to treat ED in the fourth quarter of 2017. Our fiscal year end is December 31st. We have acquired the licensing rights for our Amniostem amniotic-based stem cell, purchased the patent for our ED and lower back pain treatments, and filed patent applications for our neurological treatments.

Funds for our operations have been provided by our parent company, CMH, combined with equity investments and loans from accredited investors. In December 2015 and September 2016, CMH purchased shares of our common stock for cash consideration of $49,500 and $30,000, respectively. In addition, CMH has loaned operating funds to CMT in the form of lines of credit evidenced by promissory notes. Each promissory note representing each loan bears interest at 8% per annum from the date funds were received. The first promissory note is dated February 2, 2016, and principal and interest under the note are due on or before April 30, 2018. This promissory note is fully funded in the principal amount of $50,000. The second promissory note is dated May 1, 2016, and principal and interest under the note is due on or before July 31, 2018. This promissory note is fully funded in the principal amount of $50,000. In addition, CMH loaned $25,000 to CMT to pay a portion of the approximately $45,000 in outstanding payables of the Company at Closing. The loan is evidenced by a promissory note dated May 18, 2016, which bears interest at 8% and which matures on May 18, 2018.

During 2017, we issued unregistered equity securities in the amount of 1,000,000 common shares for gross proceeds of $100,000, and issued at no additional cost, three-year warrants to purchase 100,000 shares at $0.10 per share. In April of 2017 we issued a $100,000 note to an accredited investor with net proceeds of $90,000. The loan is evidenced by a promissory note dated April 13, 2017 which bears interest at 12% and which matured on October 13, 2017. We are in the process of extending the note maturity date. From May through December 2017 we issued $543,250 in convertible notes and debentures with net proceeds of $483,250 to eight accredited investors.

During the year ended December 31, 2017, we incurred interest expense of $9,938 arising from the related party notes of $125,000. During the year ended December 31, 2017, we incurred interest expense of $30,094 arising from the third party notes of $599,039.

Plan of Operations

We commenced marketing stem cell concentration machines and disposable kits for the Caverstem ED treatment in the fourth quarter of 2017. For the next 12 months our plan of operations is to market our stem cell concentration machines and disposable kits, complete the UCLA/LABiomed clinical trial and partner with leading researchers on investigator-initiated trials to advance our neurological programs. We estimate the costs to complete the clinical trials will be approximately $400,000, excluding overhead and other costs associated with maintaining our company structure. As of December 31, 2017, we had approximately $13,000 cash on hand. With an estimated monthly cash burn rate of approximately $65,000 based on historic trends and anticipated future revenues and expenses, management anticipates sufficient cash on hand and committed funds to meet operating expenses and costs of the current operations through at least March 2018. Historically, we have met our cash flow requirements through the sale of equity securities or borrowed funds. We intend to fund our business through sales of stem cell centration machines and disposable kits along with continuing to seek investments to meet our cash flow requirements, including both operating expenses and the balance of funding required to fund our sales efforts and compete our ED clinical trial. The securities offered by us to potential investors have not been registered under the Securities Act of 1933, as amended (the “ Act ”), and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. If we are unable to obtain further financing, we may seek alternative sources of funding or revise our business plan. We currently have no alternative sources for funding.

Results of Operations – For the Year Ended December 31, 2017, and for the Year Ended December 31, 2016

Prior to May 18, 2016, we were an inactive shell company with no business operations, which was recapitalized via a reverse merger. Following the Closing we incorporated the business plans and operations of CMT (a commercial stage company).

Gross Revenue. We generated no gross revenue for the year ended December 31, 2016. We generated $4,800 in gross revenue for the year ended December 31, 2017.

Cost of Goods Sold. We generated no cost of goods sold for the year ended December 31, 2016. We generated $8,000 in cost of goods sold for the year ended December 31, 2017.

Gross Profit/(Loss). We generated no gross profit or loss for the year ended December 31, 2016. We generated a $3,200 gross loss for the year ended December 31, 2017

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2017, totaled $898,526, in comparison with $664,984 for the comparable period a year ago. The increase of $233,542, or 35% is primarily due to legal and accounting fees associated with debt issuances and public company reporting and stock-based compensation.

Research and Development Expenses.  Research and development expenses for the year ended December 31, 2017, totaled $260,085 in comparison with $85,334 for the comparable period a year ago. The increase of $174,751, or 205% is primarily due clinical trial expenses on our ED trial being conducted at LABiomed and pre-clinical research on our Amniostem stem cell platform.

Operating Loss .  For the reasons stated above, our operating losses for the year ended December 31, 2017 were $1,177,806 in comparison with $759,674 for the comparable period a year ago.

Other Expense. Other expenses for the year ended December 31, 2017, totaled $1,481,302 in comparison with $6,398 for the comparable period a year ago. The increase of $1,474,904, or 23,053% is due to an increase of $371,189 in interest expense and $1,103,715 in changes to the fair value of derivative liabilities. We incurred interest expense calculated on our promissory notes. We recorded the amortization of various debt discounts associated with our convertible promissory notes. The discounts are the result of derivative liabilities in which are recorded due to the variability of the notes conversion price. The derivative liabilities have to be re-measured as of each reporting date

Net Loss .  For the reasons stated above, our net losses for the year ended December 31, 2017 were $2,659,108 in comparison with $766,072 for the comparable period a year ago.

Intangible License.  In 2016, we acquired a royalty license from LABIOMED granting the exclusive license for any products and services we develop under the LABIOMED patent. The license was acquired for a cash payment of $5,000, issuance of 323,333 shares of restricted common stock of the Company (valued at $1,000), and an agreement to reimburse LABIOMED up to $1,800 for expenses incurred by LABIOMED in reviving and defending their patent. We have expensed the cash paid, the value of the stock issued, and the expected reimbursement of $1,800 for a total intangible royalty expense – license fees of $7,800.

Amortization Expense . We acquired a patent (U.S. Patent No. 8,372,797) from CMH on February 2, 2016, in exchange for 64,666,667 shares of our restricted common stock valued at $100,000. The patent expires in 2026 and we have elected to amortize the patent over a ten-year period on a straight line basis. On August 25, 2016, CMT entered into a License Agreement which grants it the exclusive right to all products derived from US Patent No. 7,569,385 for multipotent amniotic fetal stem cells. Under the terms of the license agreement, CMT paid an initial license fee within 30 days of entering into the agreement. The patent expires in 2026 and we have elected to amortize the patent over a ten-year period on a straight line basis. On May 17, 2017, CMT purchased U.S. Patent No. 9,598,673 covering use of various stem cells for treatment of lower back pain from Creative Medical Holdings, Inc. (“ CMH ”). Under the terms of the agreement, CMT is required to pay CMH $100,000. The patent expires in 2027 and we have elected to amortize the patent over a ten-year period on a straight line basis.

Amortization expense of $15,995 was recorded for the year ended December 31, 2017, representing the amortization of the ED, multipotent amniotic fetal stem cell and lower back pain patents based upon the remaining life of the patents. There was $9,356 of amortization expense recorded for the period ended December 31, 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity capital expenditures or capital resources.

Liquidity and Capital Resources

Our principal source of liquidity has been funds received from the sale of our common stock to CMH in the amount of $79,500, $125,000 in loans from CMH, $643,250 in loans from third parties and $600,000 in private sales of our common stock to third parties. $393,250 of the $643,250 in loans from third parties matures in 2018 with $150,000 having matured in 2017 and the remaining $100,000 maturing in 2020 Our experience to-date indicates the lenders are most likely convert the debt into equity prior to or in lieu of full payment at maturity. Going forward, our short-term funding needs are expected to be satisfied by funds to be loaned to us by third parties and revenues generated from our Caverstem ED procedure. Our long-term liquidity needs are expected to be satisfied from future offerings of our equity securities. It is possible that CMH may provide future financing for us. We do not have any arrangements, agreements, or sources for long-term funding.

Our only commitments for expenditures relate to the completion of the clinical study for the ED stem cell treatment and general and administrative costs, including reimbursements to our parent company for services performed by their executive officers on our behalf. During the next 12 months we also anticipate incurring expenses related to marketing activities for our ED treatment.

For the next 12 months our plan of operations is to market the stem cell separator and disposable kits associated with the Caverstem ED treatment and complete the UCLA/LABiomed clinical trial. We estimate the costs to complete the clinical trials will be approximately $400,000, excluding overhead and other costs associated with maintaining our company structure. We believe that our current cash on hand would meet our cash flow requirements for only a few more months. If we are unable to obtain further financing, we may seek alternative sources of funding or revise our business plan. We currently have no alternative sources for funding.

Our financial statements included with this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred substantial expenses and generated minimal revenues from operations during the periods covered by these financial statements. These factors raise substantial doubt about our ability to continue as a going concern. There is no assurance that we will be successful in meeting the continuing financial obligations of the company. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Creative Medical Technology Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Creative Medical Technology Holdings, Inc. (the Company) as of 2017 and 2016, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

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

/s/ Haynie & Company
Salt Lake City, Utah
March 29, 2018

We have served as the Company’s auditor since 2016

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash	$13,697	$221,868
Accounts receivable	4,801	-
Total Current Assets	18,498	221,868

OTHER ASSETS
Licenses, net of amortization	184,649	100,644
TOTAL ASSETS	$203,147	$322,512

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$237,566	$66,385
Accrued expenses	23,140	4,879
Management fee payable - related party	352,750	280,000
Convertible notes payable, net of discount of $192,291 and $0, respectively	251,748	-
Notes payable, net of discount of $0 and $0, respectively	125,000	-
Notes payable - related party - current	125,000	100,000
Advances from related party	10,800	2,600
Derivative liabilities	1,309,190	-
Total Current Liabilities	2,435,194	453,864

LONG TERM LIABILITIES
Convertible notes payable, net of discount of $54,085 and $0, respectively	915	-
Notes payable - related party, net of current portion	-	25,000
Accrued expenses, net of current portion	3,211	1,439
TOTAL LIABILITIES	2,439,320	480,303

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2017 and 2016	-	-
Common stock, $0.001 par value, 3,000,000,000 shares authorized; 115,399,226 and 105,013,750 issued and 114,799,226 and 105,013,750 outstanding at December 31, 2017 and 2016, respectively	114,800	105,014
Additional paid-in capital	1,074,707	503,767
Accumulated deficit	(3,425,680)	(766,572)
TOTAL STOCKHOLDERS' DEFICIT	(2,236,173)	(157,791)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$203,147	$322,512

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016

REVENUES	$4,800	-

Cost of revenues	8,000	-

Gross profit	(3,200)	-

OPERATING EXPENSES
Research and development	260,085	85,334
General and administrative, including stock-based compensation of $144,160 and $2,565, respectively	898,526	664,984
Amortization of patent costs	15,995	9,356
TOTAL EXPENSES	1,174,606	759,674

Operating loss	(1,177,806)	(759,674)

OTHER INCOME/(EXPENSE)
Interest expense	(377,587)	(6,398)
Change in fair value of derivatives liabilities	(1,103,715)	-
Total other expense	(1,481,302)	(6,398)

NET LOSS	$(2,659,108)	$(766,072)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	106,323,582	94,006,533

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
December 31, 2015	32,010,000	$32,010	$17,990	$(500)	$49,500

Common stock issued for cash	4,700,000	4,700	465,300	-	470,000

Common stock issued for cash to related party	300,000	300	29,700	-	30,000

Common stock issued for medical technology license	323,333	323	677	-	1,000

Common stock issued for ED Patent	64,666,667	64,667	35,333	-	100,000

Acquisition of Creative Medical Technology Holdings, Inc as part of recapitalization	18,113,750	18,114	(62,898)	-	(44,784)

Cancellation of shares outstanding	(15,100,000)	(15,100)	15,100	-	-

Stock-based compensation	-	-	2,565	-	2,565

Net loss	-	-	-	(766,072)	(766,072)

December 31, 2016	105,013,750	105,014	503,767	(766,572)	(157,791)

Common stock issued for cash	1,000,000	1,000	99,000	-	100,000

Common stock issued with convertible notes payable	50,000	50	22,450	-	22,500

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	8,485,476	8,486	305,580	-	314,066

Common stock issued for services	250,000	250	112,250	-	112,500

Stock-based compensation	-	-	31,660	-	31,660

Net loss	-	-	-	(2,659,108)	(2,659,108)

December 31, 2017	114,799,226	$114,800	$1,074,707	$(3,425,680)	$(2,236,173)

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,659,108)	$(766,072)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	144,160	2,565
Amortization	15,995	9,356
Amortization of debt discounts	322,555	-
Increase in principal balance due to penalty provision	25,000	-
Change in fair value of derivatives liabilities	1,103,715	-
Changes in assets and liabilities:
Accounts receivable	(4,801)	-
Accounts payable	171,181	22,601
Accrued expenses	18,932	6,318
Management fee payable	(27,250)	280,000
Net cash used in operating activities	(889,621)	(445,232)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of licenses	-	(10,000)
Net cash used in investing activities	-	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	90,000	125,000
Proceeds from convertible notes payable	483,250	-
Proceeds from sale of common stock	100,000	500,000
Related party advances	8,200	2,500
Cash received from subscription receivable	-	49,500
Net cash provided from financing activities	681,450	677,000

NET INCREASE (DECREASE) IN CASH	(208,171)	221,768
BEGINNING CASH BALANCE	221,868	100
ENDING CASH BALANCE	$13,697	$221,868

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$11,100	$-
Cash payments for income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Purchase of patents by issuance of common stock	$-	$100,000
Accounts payable assumed in reverse merger	$-	$43,784
Fair value of warrants issued in private placement	$5,546	$32,530
Purchase of patent with amounts due to related party	$100,000	$1,000
Conversion of notes payable, accrued interest and derivative liabilities into common stock	$314,066	$-

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization  -  Creative Medical Technology Holdings, Inc., formerly Jolley Marketing, Inc. (the “ Company ” or “ CMTH ”) was incorporated on December 3, 1998, in Nevada. On May 18, 2016, the Company consummated an Agreement and Plan of Merger to acquire all of the outstanding capital stock of Creative Medical Technologies, Inc. (“ CMT ”) in a transaction which has been accounted for as a recapitalization, reverse merger, of the Company as follows:

a.	CMT advanced $25,000 for payment of accounts payable and an outstanding note payable at the closing;

b.	The Company exchanged 97,000,000 newly issued shares of common stock for all CMT outstanding common stock (at the ratio of 6.466666 shares of the Company’s common stock for each share of CMT);

c.	As part of the acquisition, CMT purchased 15,100,000 shares of the previously outstanding common stock from an officer and director of CMTH for $5,000, which shares were immediately cancelled following the purchase;

d.	The shareholders of CMT acquired voting and operating control of the Company after the recapitalization; and

e.	The financial operations of the Company, as reported after the merger, are the historical information of CMT.

CMT was incorporated in the State of Nevada on December 30, 2015 (“ Inception ”), and, subject to the reverse merger discussed above, elected December 31 as the Company’s year-end. The Company’s activities to date have consisted of developing a business plan, raising capital through the issuance of equity instruments and notes payable from related and third parties, and obtaining the rights via license agreements to certain medical technology.

On September 14, 2016, CMT filed a certificate of organization for Amniostem LLC, a Nevada limited liability company and wholly owned subsidiary of CMT. Amniostem, LLC was formed to create and/or license intellectual property in the area of amniotic fluid derived stem cells for therapeutic applications.  With this, management intends to address what it believes are unmet medical needs through development and commercialization of amniotic fluid stem cell based technologies. Management intends to seek in licensing opportunities as well as create intellectual property in-house for this newly created entity. In May 2017, we formed StemSpine, LLC (“ StemSpine ”), in Nevada for the purpose of creating and/or licensing intellectual property in the area of utilizing stem cells to treat lower back pain.

Risks and Uncertainties - The Company has a limited operating history and has not generated material revenues from its planned principal operations.

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

The Company currently has limited sales and marketing and/or distribution capabilities. The Company has limited experience in developing, training or managing a sales force and will incur substantial additional expenses if it decides to market any of its current and future products and services with an internal sales organization. Developing a marketing and sales force is also time consuming and could delay launch of its future products and services. In addition, the Company will compete with many companies that currently have extensive and well-funded marketing and sales operations. The Company’s marketing and sales efforts may be unable to compete successfully against these companies. In addition, the Company has limited capital to devote to sales and marketing.

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

Basis of Presentation - The consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“ U.S. GAAP ”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented.

Going Concern -  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S., which contemplate continuation of the Company as a going concern. However, during the fiscal year ended December 31, 2017, the Company incurred a net loss of $2,659,108, had negative cash flows from operating activities of $889,621, had negative working capital of $2,416,696 at December 31, 2017 and had minimal revenue-generating activities. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Fair Value of Financial Instruments   - The Company’s financial instruments consist of cash and cash equivalents, convertible notes, and payables.  The carrying amount of cash and cash equivalents and payables approximates fair value because of the short-term nature of these items.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of December 31, 2017 the Company has fair level 3 fair value calculations on derivative liabilities. As of December 31,2016, the Company didn’t have any Level 2 or 3 financial instruments. The table below reflects the results of our Level 3 fair value calculations:

	Notes	Warrants	Total

Derivative liability at December 31, 2016	$-	$-	$-
Addition of new conversion option derivatives	919,372	115,697	1,035,069
Conversion of note derivatives	(245,956)	-	(245,956)
Change in fair value	386,899	133,178	520,077
Derivative liability at December 31, 2017	$1,060,315	$248,875	$1,309,190

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

Revenue -  The Company recognizes revenue as it is earned as defined by U.S. GAAP. From Inception to December 31, 2017, there was minimal revenue recognized. During 2018, the Company anticipates there will be revenue to report. We have adopted the new revenue recognition standards that went into effect on January 1, 2018. All revenues reported in 2018 and beyond will reflect those standards.

Research and Development  - Research and development will continue to be a major function of the Company. Research and development costs will be expensed as incurred.  Expenses in the accompanying financial statements include certain costs which are directly associated with the Company’s research and development:

1.	Erectile Dysfunction Technology based upon the use of stem cells. These costs, which consist primarily of monies paid for clinical trial expenses, materials and supplies and compensation costs amounted to $233,061 for the year ended December 31, 2017. There were $88,834 in research costs for the period ended December 31, 2016;

2.	Amniotic Fluid-based Stem Cells. Pre-clinical research costs, which consist primarily of monies paid for laboratory space, materials and supplies amounted to $27,024 for the year ended December 31, 2017. There were no research costs for the period ended December 31, 2016.

Stock-Based Compensation – The Company accounts for its stock-based compensation in accordance with Accounting Standards Codification (“ ASC ”) 718, Compensation - Stock Compensation. The Company accounts for all stock-based compensation using a fair-value method on the grant date and recognizes the fair value of each award as an expense over the requisite vesting period.

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

Basic and Diluted Loss Per Share – The Company follows Financial Accounting Standards Board (“ FASB ”) ASC 260 Earnings per Share to account for earnings per share. Basic earnings per share (“ EPS ”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During loss periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. During the year ended December 31, 2017, the Company had 500,000 options and 23,426,087 warrants to purchase common stock outstanding; however, the effects were anti-dilutive due to the net loss.

Recent Accounting Pronouncements – The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 2 – LICENSING AGREEMENTS

ED Patent – The Company acquired a patent from CMH, a related company on February 2, 2016, in exchange for 64,666,667 shares of CMTH restricted common stock valued at $100,000. CMH holds a significant amount of the Company’s common stock. The patent expires in 2025 and the Company has elected to amortize the patent over a ten year period on a straight line basis. Amortization expense of $10,000 was recorded for the year ended December 31, 2017. As of December 31, 2017, the carrying value of the patent was $80,876. The Company expects to amortize $10,000 annually through 2025 related to the patent costs.

Male Infertility License Agreement - The Company has acquired a royalty license from Los Angeles Biomedical Research Institute at Harbor-UCLA Medical Center (“ LABIOMED ”) granting the exclusive license to the products and services of a LABIOMED patent.

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

The Company is subject to a 6% royalty payment to LABIOMED on net sales of any products under this license and 25% on any non-royalty sublicense income. Commencing three years after the date of the agreement, and each subsequent year thereafter, the Company is required to pay to LABIOMED annual maintenance royalties of $20,000, unless during the prior one-year period the Company paid $50,000 or more in actual royalty payments. Finally, the Company agreed to pay LABIOMED certain milestone payments upon achieving the milestones set forth in the agreement. As of December 31, 2017, no amounts are currently due to LABIOMED.

Multipotent Amniotic Fetal Stem Cells License Agreement - On August 25, 2016, CMT entered into a License Agreement dated August 25, 2016, with a University. This license agreement grants to CMT the exclusive right to all products derived from a patent for use of multipotent amniotic fetal stem cells composition of matter throughout the world during the period ending on the expiration date of the longest-lived patent rights under the patent. The license agreement also permits CMT to grant sublicenses. Under the terms of the license agreement, CMT is required to diligently develop, manufacture, and sell any products licensed under the agreement. CMT paid the University an initial license fee within 30 days of entering into the agreement. CMT is also required to pay annual license maintenance fees on each anniversary date of the agreement, which maintenance fees would be credited toward any earned royalties for any given period. The License Agreement provides for payment of various milestone payments and earned royalties on the net sales of licensed products by CMT or any sub licensee. CMT is also required to reimburse the University for any future costs associated with maintaining the patent. CMT may terminate the license agreement for any reason upon 90 days’ written notice and the University may terminate the agreement in the event CMT fails to meet its obligations set forth therein, unless the breach is cured within 30 days of the notice from the University specifying the breach. CMT is also obligated to indemnify the University against claims arising due to the exercise of the license by CMT or any sub licensee. As of December 31, 2017, no amounts are currently due to the University.

The Company estimates that the patent expires in February 2026 and has elected to amortize the patent through the period of expiration on a straight line basis. Amortization expense of $995 was recorded for the year ended December 31, 2017. As of December 31, 2017, the carrying value of the patent was $8,773. The Company expects to amortize approximately $1,200 annually through 2026 related to the patent costs.

Lower Back Patent – The Company, through a newly created subsidiary of CMT, StemSpine, LLC, acquired a patent from CMH, a related company, on May 17, 2017, for $100,000, payable in cash or stock. The patent expires on May 19, 2027 and the Company has elected to amortize the patent over a ten-year period on a straight line basis. Amortization expense of $5,000 was recorded for the year ended December 31, 2017. As of December 31, 2017, the carrying value of the patent was $95,000. The company expect to amortize approximately $10,000 annually through 2027 related to the patent costs.

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

As of December 31, 2017, future expected amortization of these assets is as follows:

For the year ended December 31,

2018	21,144
2019	21,144
2020	21,144
2021	21,144
2022	21,144
Thereafter	78,929
Total	$184,649

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has incurred a monetary obligation to a related corporation to reimburse the cost of services provided to the Company (management and consulting) through December 31, 2017. Each of the Company’s executive officers is employed by the parent company, CMH, and will continue to receive his or her salary or compensation from CMH. The Company has an agreement with CMH which obligates the Company to reimburse CMH $35,000 per month for such services beginning January 2016. The compensation paid by CMH will include an allocation of services performed for CMH and for the Company. The amounts are presented as a “management fee payable - related party” on the accompanying unaudited condensed consolidated balance sheets. The liability is non-interest bearing, unsecured, and will be due upon the Company successfully raising at least $1,000,000 through the sale of equity. As of December 31, 2017, amounts due to CMH under the arrangement were $352,750.

On November 17, 2017, the Company entered into a Management Reimbursement Agreement dated November 17, 2017, with Creative Medical Technologies, Inc. (“ CMT ”), the wholly owned subsidiary of the Company, and with Creative Medical Health, Inc., the parent of the Company (“ CMH ”). The Agreement memorializes the arrangement between the parties whereby the Company has, since January 1, 2016, reimbursed CMH $35,000 per month for the services of management and consultants employed by CMH and performing services for the Company and CMT. At the option of CMH, the reimbursable amounts set forth in the Agreement may be paid from time to time in shares of common stock of the Company at a price equal to a 30% discount to the lowest closing price during the 20 trading days prior to time the notice is given. The Agreement may be terminated by either party upon 30 days’ prior written notice.

During 2016, the Company entered into three note payable agreements with CMH in which the proceeds were used in operations. The notes payable were dated February 2, 2016, May 1, 2016 and May 18, 2016 and resulted in borrowings of $50,000, $50,000 and $25,000, respectively. Notes payable of $50,000 mature on April 30, 2018, $50,000 on July 31, 2018 and $25,000 on May 18, 2018. On May 4, 2017, CMT and CMH entered into a Note Extension and Limited Waiver Agreement whereby the parties extended the maturity date of the 8% Promissory Note dated February 2, 2016, in the principal amount of $50,000, from April 30, 2017, to April 30, 2018, and CMH waived the nonpayment of the Note by CMT on the original maturity date. On extension, CMT paid to CMH accrued interest related to the extended note of $4,050. On July 31, 2017, CMT and CMH entered into a Note Extension and Limited Waiver Agreement whereby the parties extended the maturity date of the 8% Promissory Note dated May 1, 2016, in the principal amount of $50,000, from July 31, 2017, to July 31, 2018, and CMH waived the nonpayment of the Note by CMT on the original maturity date. On extension, CMT paid to CMH accrued interest related to the extended note of $4,050.The notes incur interest at 8% per annum on the outstanding balance of the notes. As of December 31, 2017, accrued, unpaid interest was $8,236. As of December 31, 2016, accrued interest was $6,398.

On August 12, 2016, CMH advanced the Company $2,000 for operations. The amount is due on demand and does not incur interest.

On May 17, 2017, StemSpine, LLC (“ StemSpine ”), a newly formed Nevada limited liability company and wholly owned subsidiary of Creative Medical Technologies, Inc. (“ CMT ”), the wholly owned subsidiary of the Company, entered into a Patent Purchase Agreement dated May 17, 2017 (the “ Agreement ”), with Creative Medical Holdings, Inc. (“ CMH ”). Under the terms of the Agreement, StemSpine acquired U.S. Patent No. 9,598,673 covering use of various stem cells for treatment of lower back pain (the “ Patent ”). On or before June 29, 2017, StemSpine agreed to pay CMH $100,000 for the Patent. Under the terms of the Agreement, StemSpine also agreed for a period of five years from the date of the first sale of any product derived from the Patent to make royalty payments of 5% from gross sales of such products. StemSpine has also agreed to pay royalties of 50% of sale price or ongoing payments from third parties for licenses granted under the Patent to third parties. In addition, StemSpine agreed to make progress payments under the Agreement determined by whether the technology represented by the Patent is tested by use of autologous cells or allogenic cells. In the case of pursuit of the technology using autologous cells, StemSpine agreed to pay CMH $100,000 upon the signing of an agreement with a university for the initiation of an IRB clinical trial; and $200,000 upon completion of the clinical trial. In the event StemSpine determines to pursue the technology using allogenic cells, StemSpine agreed to pay CMH $100,000 upon the filing for IND with the FDA; $200,000 upon the dosing of the first patient in Phase 1-2 clinical trial; and $400,000 upon the dosing of the first patient in Phase 3 clinical trial. In each case, except for the initial payment of $100,000 on or before June 29, 2017, StemSpine has the option to make these payments in cash or in shares of the Company’s common stock at a 30% discount to the market price of the stock at the time of the transaction. The parties to the Agreement have agreed that in no event will the aggregate royalty payments under the Agreement exceed $2,500,000.

On November 14, 2017, StemSpine, entered into an amendment to the Patent Purchase Agreement dated May 17, 2017 (the “ Amendment ”). The Amendment waives the nonpayment by StemSpine of the initial payment of $100,000 to CMH which was due and payable 30 business days following the date of the agreement. The Amendment further amends the payment terms of the initial payment to be made upon 30 days’ prior written demand of CMH and the payment of the progress payments to be made upon 30 days’ prior written demand of CMH, following achievement of the designated milestones. The initial payment, the progress payments, and the royalties are payable by StemSpine in cash or Company stock, at the option of CMH. Stock payments are to be made at a discount of 30% to the market price of the Company’s common stock, based on lowest closing price of the stock during the 20 trading days prior to the date of demand for payment. In the event the trading price is less than $0.01 per share for two or more consecutive trading days, the number of any shares issuable doubles. CMH has the right to terminate the agreement upon 10 days’ notice if StemSpine fails to make its required payments.

See Note 2 for discussion of an additional related party transaction with CMH.

NOTE 4 – DEBT

$100,000 Loan

On April 13, 2017, the Company received a loan from an accredited investor in the face amount of $100,000, for which $90,000 in proceeds were received. The loan is evidenced by a promissory note dated April 13, 2017, which bears interest at 12% and which matures on October 13, 2018. We are negotiating an extension on the loan. In addition, at maturity the Company must pay 125% of principal and interest at maturity. The promissory note is secured by 400,000 shares of common stock held by the lender. The Company is amortizing the on issuance discount of $35,000 to interest expense using the straight-line method over the term of the loan. During the year ended December 31, 2017 the Company amortized $35,000 to interest expense. As of December 31, 2017, a discount of $0 remained.

$400,000 Convertible Debenture

On May 2, 2017, the Company entered into a convertible debenture agreement with a third party for an aggregate principal amount of up to $400,000, for which up to $360,000 in proceeds is to be received. On May 2, 2017, the Company received the first tranche of proceeds of $85,000 for which the Company issued a convertible debenture in the face amount of $100,000. Under the terms of the agreement, the convertible debenture incurs interest at 0% per annum with an effective interest rate at 5% per annum and has a maturity date of three years from the date of funding, which represents May 2, 2020 for the first tranche of proceeds received. Additionally, the Company issued to the holder 50,000 shares of common stock. The convertible note was fully discounted upon issuance due to an on issuance discount of $10,000, legal processing fees of $5,000 and the remaining discount of $85,000 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $100,000 to interest expense using the straight-line method over the term of the loan. During the year ended December 31, 2017 the Company amortized $45,915 to interest expense. As of December 31, 2017, a discount of $54,085 remained.

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

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible debenture. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, See Note 5. Derivative accounting applies as there are various terms in which the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible debenture is not repaid prior to the debenture being convertible, significant pressure may be put on the Company’s stock price and additional dilution of current shareholders may take place. As of December 31, 2017, the lender has converted $45,000 of principal into 5,357,142 shares of common stock with 54,090,908 shares reserved with our transfer agent with a potential of up to 64,166,667 being reserved if and when the lender issues a request to our transfer agent.

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

$115,000 Convertible Note

On April 10, 2017, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $115,000, for which $103,250 in proceeds were received on May 5, 2017. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of January 10, 2018. The convertible note is convertible upon issuance into shares of the Company’s common stock at a conversion price equal to 60% of the two lowest trading prices of the Company’s common stock during the previous 25 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to 10 times the number of common shares the convertible note is convertible into. The Company is amortizing the on issuance discount of $10,000 and legal processing fees of $1,750 and the remaining discount of $103,250 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $115,000 to interest expense using the straight-line method over the term of the loan. During the year ended December 31, 2017, the Company amortized $110,400 to interest expense. As of December 31, 2017, a discount of $4,600 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of December 31, 2017, the lender has converted $13,110 of principal, accrued interest and conversion fees into 1,295,000 shares of common stock with 148,553,067 reserved with our transfer agent with a potential of up to 317,180,996 being reserved if and when the lender issues a request to our transfer agent.

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

$55,000 Convertible Note

On April 24, 2017, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $55,000, for which $47,500 in proceeds were received on May 8, 2017. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of April 24, 2018. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. In conjunction with the issuance of the note, the Company issued 200,000 five-year warrants to purchase common stock at $0.25 per share to the note issuer. The Company is amortizing the on issuance discount of $5,000 and legal processing fees of $2,500 and the remaining discount of $47,500 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $55,000 to interest expense using the straight-line method over the term of the loan. During the year ended December 31, 2017 the Company amortized $37,137 to interest expense. As of December 31, 2017, a discount of $17,863 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature and the warrants as derivative liabilities, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. The warrants were considered derivative liabilities as there are various reset provisions to the exercise price based upon additional issuances of common stock and equivalents. As of December 31, 2017, the lender has converted $13,000 of principal, interest and fees into 1,833,334 common shares with 28,035,256 shares reserved with our transfer agent with a potential of up to 23,513,230 being reserved if and when the lender issues a request to our transfer agent.

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

$50,000 Secured Convertible Note

On June 26, 2017, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $50,000, for which $50,000 in proceeds were received on June 26, 2017. Under the terms of the agreement, the convertible note incurs interest at 12% per annum and matured on December 26, 2017. We are negotiating an extension on the note. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to or greater than $0.25 or a conversion price equal to 60% of the average closing trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company has pledged 200,000 shares of common stock as security on the note. The Company recorded a discount of $40,681 due to the recording of a derivative liability as discussed in Note 5. The Company amortized the total discount of $40,681 to interest expense using the straight-line method over the term of the loan. During the year ended December 31, 2017, the Company amortized $40,681 to interest expense. As of December 31, 2017, a discount of $0 remained.

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

$50,000 Convertible Note

On July 19, 2017, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $50,000, for which $43,000 in proceeds were received on July 25, 2017. Under the terms of the agreement, the convertible note incurs interest at 5% per annum and has a maturity date of July 19, 2018. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to ten times the number of common shares the convertible note is convertible into. In conjunction with the issuance of the note, the Company issued 166,667 five-year warrants to purchase common stock at $0.30 per share to the note issuer. The Company is amortizing the on issuance discount of $5,000 and legal processing fees of $2,000 and the remaining discount of $43,000 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $50,000 to interest expense using the straight-line method over the term of the loan. During the year ended December 31, 2017 the Company amortized $22,603 respectively to interest expense. As of December 31, 2017, a discount of $27,397 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of December 31, 2017, there were 194,029,660 shares reserved with our transfer agent with a potential of 85,216,895 being reserved if and when the lender issues a request to our transfer agent.

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

$55,000 Convertible Note

On August 31, 2017, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $55,000, for which $47,500 in proceeds were received on September 1, 2017. Under the terms of the agreement, the convertible note incurs interest at 22% per annum and has a maturity date of August 31, 2018. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing the on issuance discount of $5,000 and legal processing fees of $2,500 and the remaining discount of $47,500 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $55,000 to interest expense using the straight-line method over the term of the loan. During the year ended December 31, 2017 the Company amortized $18,384 to interest expense. As of December 31, 2017, a discount of $36,616 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of December 31, 2017, there were 2,115,384 shares reserved with our transfer agent with a potential of up to 29,522,192 being reserved if and when the lender issues a request to our transfer agent.

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

$30,250 Convertible Note

On October 23, 2017, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $30,250, for which $25,000 in proceeds were received on October 30, 2017. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of October 23, 2018. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to five times the number of common shares the convertible note is convertible into. The Company is amortizing the on issuance discount of $2,750 and legal processing fees of $2,500 and the remaining discount of $25,000 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $30,250 to interest expense using the straight-line method over the term of the loan. During the year ended December 31, 2017 the Company amortized $5,718 to interest expense. As of December 31, 2017, a discount of $24,532 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of December 31,2017 , there were 15,125,000 shares reserved with our transfer agent with a potential of up to 25,470,776 being reserved if and when the lender issues a request to our transfer agent.

In the event of default, the holder has the right to require the Company to pay an amount equal to 150% multiplied by the then outstanding entire balance of the note, including principal and accrued unpaid interest.

The Company has the option to redeem the convertible notes within 180 days from the date of issuance at 140% of the principal and interest.

$58,000 Convertible Note

On November 27, 2017, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $58,000, for which $55,000 in proceeds were received on December 1, 2017. Under the terms of the agreement, the convertible note incurs interest at 12% per annum and has a maturity date of November 27, 2018. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 61% of the average of the two lowest traded prices of the Company’s common stock during the previous 15 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to six times the number of common shares the convertible note is convertible into. The Company is amortizing the on issuance discount of $3,000 and the remaining discount of $55,000 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $58,000 to interest expense using the straight-line method over the term of the loan. During the year ended December 31, 2017 the Company amortized $5,403 to interest expense. As of December 31, 2017, a discount of $52,597 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of December 31, 2017, there were 16,299,765 shares reserved with our transfer agent with a potential of up to 57,799,416 being reserved if and when the lender issues a request to our transfer agent.

In the event of default, the holder has the right to require the Company to pay an amount equal to 150% multiplied by the then outstanding entire balance of the note, including principal and accrued unpaid interest.

The Company has the option to redeem the convertible notes within 30 days from the date of issuance at 115% of the principal and interest; between 31 and to 60 days from the date of issuance at 120% of the principal and interest; between 61 days and 90 days from the date of issuance at 125% of the principal and interest; between 91days and to 120 days from the date of issuance at 130% of the principal and interest; between 121 days and to 150 days from the date of issuance at 135%, between 121 days and to 180 days from the date of issuance at 140% of the principal and interest; and after 180 days the right of prepayment expires.

$30,000 Convertible Note

On December 18, 2017, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $30,000, for which $27,000 in proceeds were received on December 18, 2017. Under the terms of the agreement, the convertible note incurs interest at 12% per annum and has a maturity date of December 18, 2018. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 61% of the average of the two lowest traded prices of the Company’s common stock during the previous 15 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to six times the number of common shares the convertible note is convertible into. The Company is amortizing the on issuance discount of $3,000 and the remaining discount of $27,000 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $30,000 to interest expense using the straight-line method over the term of the loan. During the year ended December 31, 2017 the Company amortized $1,315 to interest expense. As of December 31, 2017, a discount of $28,685 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of December 31, 2017, there were 21,777,266 shares reserved with our transfer agent with a potential of up to 29,634,314 being reserved if and when the lender issues a request to our transfer agent.

In the event of default, the holder has the right to require the Company to pay an amount equal to 150% multiplied by the then outstanding entire balance of the note, including principal and accrued unpaid interest.

The Company has the option to redeem the convertible notes within 30 days from the date of issuance at 115% of the principal and interest; between 31 and to 60 days from the date of issuance at 120% of the principal and interest; between 61 days and 90 days from the date of issuance at 125% of the principal and interest; between 91days and to 120 days from the date of issuance at 130% of the principal and interest; between 121 days and to 150 days from the date of issuance at 135%, between 121 days and to 180 days from the date of issuance at 140% of the principal and interest; and after 180 days the right of prepayment expires.

As of December 31, 2017, future loan maturities are as follows:

For the year ended December 31,

2018	393,250
2019	-
2020	100,000
Total	$493,250

NOTE 5 – DERIVATIVE LIABILITIES

Derivative Liabilities

In connection with convertible notes payable, the Company records derivative liabilities for the conversion feature. In addition, the Company has warrants for which the exercise prices reset upon future events. These warrants are also considered to be derivative liabilities. The derivative liabilities are valued on the date the convertible note payable become convertible and revalued at each reporting period. The warrants are valued on the date of issuance and revalued at each reporting period. During the year ended December 31, 2017, the Company recorded initial derivative liabilities of $1,035,069 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.0040 to $0.3000 our stock price on the date of grant of $0.0226 to $0.4500, expected dividend yield of 0%, expected volatility of 50% to 99%, risk free interest rate of 0.86% to 2.01% and expected terms ranging from 0.5 to 5.0 years. Upon initial valuation, the derivative liability exceeded the face value certain of the convertible note payables by approximately $561,138, which was recorded as a day one loss on derivative liability.

On December 31, 2017, the derivative liabilities were revalued at $1,309,191 resulting in a loss of $520,078 related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following average assumptions: an exercise price of $0.0040 to $0.0200, our stock price on the date of valuation $0.0135, expected dividend yield of 0%, expected volatility of 83%, risk-free interest rate of 2.01%, and an expected terms ranging from 0.5 to 4.6 years.

Future Potential Dilution

Most of the Company’s convertible notes payable contain adjustable conversion terms with significant discounts to market. As of December 31, 2017 the Company’s convertible notes payable are potentially convertible into an aggregate of approximately 87.6 million shares of common stock. In addition, due to the variable conversion prices on some of the Company’s convertible notes, the number of common shares issuable is dependent upon the traded price of the Company’s common stock.

NOTE 6 – STOCK-BASED COMPENSATION

The Company has reserved 2,000,000 shares under its 2016 Stock Incentive Plan (the “ Plan ”). The Plan was adopted by the board of directors on May 18, 2016, as a vehicle for the recruitment and retention of qualified employees and consultants. The Plan is administered by the Board of Directors. The Company may issue, to eligible employees or contractors, restricted common stock, options, stock appreciation rights and restricted stock units. The terms and conditions of awards under the Plan will be determined by the Board of Directors.

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

The fair value of each option award is estimated using the Black-Scholes valuation model. Assumptions used in calculating the fair value during the year ended December 31, 2017 were as follows:

Weighted Average Inputs Used

Annual dividend yield	$-
Expected life (years)	6.05-6.24
Risk-free interest rate	2.01%
Expected volatility	82.97%
Common stock price	$0.0135

Since the expected life of the options was greater than the Company’s historical stock information available, the Company determined the expected volatility based on price fluctuations of comparable public companies.

Stock based compensation for the year ended December 31, 2017 was $144,160, and included with general and administrative expenses. As of December 31, 2017, future estimated stock based compensation expected to be recorded was estimated to be $1,800 which will be recognized through 2021.

Option activity for the year ended December 31, 2016 consists of the following:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2016	500,000	$0.18	9.65
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2016	500,000	$0.18	8.65
Vested, December 31, 2017	100,000	$0.18	8.65

There were no options issued during the year ended December 31, 2017.

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

In March 2017, the Company sold 1,000,000 shares to an accredited investor resulting in proceeds of $100,000 and the issuance of a 2.35 year warrant to purchase 100,000 shares of common stock at $0.10 per share. The fair value of the warrants of $5,546 was estimated using the Black-Scholes valuation model. The warrants were classified as equity as they were issued in connection with a capital raise.

Assumptions used in calculating the fair value of the warrant issued in March 2017 were as follows:

Weighted Average
Inputs Used
Annual dividend yield	$-
Expected life (years)	2.36
Risk-free interest rate	0.86%
Expected volatility	98.38%
Common stock price	$0.10

On May 8, 2017, the Company entered into a convertible loan agreement with a third party that included 200,000 5-year warrants to purchase a share of common stock at $0.25 per share. On the date of issuance, the Company accounted for the conversion feature on the warrants as a derivative liabilities, see Note 5. Derivative accounting applies as the number of warrants and the conversion price are variable and do not have a floor as to the number of common shares in which could be converted. For the year ended December 31, 2017 the initial issuance of 200,000 warrants was increased to 11,956,522 to reflect the terms of the warrant agreement.

Assumptions used in calculating the fair value of the warrant issued on May 8, 2017 at issuance and for the year ended December 31, 2017 were as follows:

	2017
	May 8	Dec 31
Annual dividend yield	$-	$-
Expected Life (years)	5.00	4.31
Risk-free interest rate	0.86%	2.01%
Expected volatility	91.08%	82.97%
Common Stock Price	$0.4500	$0.0135

On July 19 2017, the Company entered into a convertible loan agreement with a third party that included 166,667 5-year warrants to purchase a share of common stock at $0.30 per share. On the date of issuance, the Company accounted for the conversion feature on the warrants as a derivative liabilities, see Note 5. Derivative accounting applies as the number of warrants and the conversion price are variable and do not have a floor as to the number of common shares in which could be converted. For the year ended December 31, 2017 the initial issuance of 166,667 warrants was increased to 10,869,565 to reflect the terms of the warrant agreement.

Assumptions used in calculating the fair value of the warrant issued on July 19, 2017 at issuance and for the year ended December 31, 2017 were as follows:

	2017
	July 19	Dec 31
Annual dividend yield	$-	$-
Expected Life (years)	5.00	4.55
Risk-free interest rate	0.86%	2.01%
Expected volatility	78.71%	82.97%
Common Stock Price	$0.4000	$0.0135

Warrant activity for the year ended December 31, 2017 consists of the following:

	Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2016	500,000	$0.1000	2.82
Issued	22,926,087	0.0046	4.43
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2016	23,426,087	$0.0070	4.40
Vested, December 31, 2016	23,426,087	$0.0070	4.40

See Note 2 for discussion related to the issuance of common stock in connection with licensing agreements.

See Note 3 for discussion related to the issuance of common stock to a related party for cash.

NOTE 8 – INCOME TAXES

The provision for income tax expense consists of the following at December 31, 2017 and 2016:

	2017	2016
Income tax provision attributable to:
Federal	$(691,368)	$(199,179)
State and local	(212,729)	(61,286)
Valuation allowance	904,097	260,465
Net provision for income tax	$-	$-

Deferred tax assets consists of the following at December 31, 2016 and 2015:

	2017	2015
Deferred tax asset attributable to:
Net operating loss carryover	$950,361	$189,064
Accrued management fees, related party	142,800	71,400
Valuation allowance	(1,093,161)	(260,464)
Net deferred tax asset	$-	$-

The primary difference between the statutory federal rate and the Company’s effective tax rate for the year ended December 31, 2017 was due to the 100% valuation allowance.

As of December 31, 2017, the Company had federal and state net operating loss carryforwards of approximately $557,000. The federal and state net operating losses and tax credits expire in years beginning in 2036. Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. To date, the Company hasn’t experienced “ownership changes” under section 382 of the Code and comparable state tax laws. As of December 31, 2017, the Company estimates that none of the federal and state net operating losses will be limited under Section 382 of the Code.

As of December 31, 2017 and 2016, the Company maintained a full valuation allowance on its net deferred tax assets. The valuation allowance was determined in accordance with the provisions of ASC 740, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. The Company’s history of cumulative losses, along with expected future U.S. losses required that a full valuation allowance be recorded against all net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

The Company files income tax returns in the U.S. and Arizona. All years presented remain subject to examination for U.S. federal and state purposes. The Company is not currently under examination in federal or state jurisdictions.

NOTE 9 – SUBSEQUENT EVENTS

On January 9, 2018, the stockholders of the Company acted by way of non-unanimous majority written consent action (in lieu of a special meeting of stockholders) to approve an amendment to the Company’s Articles of Incorporation, as amended and corrected, to increase the authorized shares of Common Stock from 600,000,000 to 3,000,000,000, par value $0.001 per share. The amendment will be effective on February 22, 2018.

On January 12, 2018, the Company entered into a Debt Settlement Agreement with Creative Medical Health, Inc., the parent of the Company, to exchange $150,000 in management fees owed to Creative Medical Health, Inc. in exchange for 3,000,000 shares of Series A Preferred Stock. In turn, Creative Medical Health, Inc. entered into a Debt Settlement Agreement with Timothy Warbington, our CEO, Chairman, and principal shareholder to transfer the 3,000,000 shares of Series A Preferred Stock in exchange for $150,000 of unpaid compensation owed to Mr. Warbington.

In conjunction with the Debt Settlement Agreement with Creative Medical Health, Inc., on January 12, 2018, the Board of Directors authorized, adopted, and filed the Certificate of Designation creating the Series A Preferred Stock from the authorized preferred shares of the Company. The Series A Preferred Stock has the following rights and preferences:

•	The new series consists of 3,000,000 shares of the authorized but unissued preferred stock of the Company;

•	Holders of the Series A Preferred Stock will be entitled to participate with the holders of the Company’s common stock pari passu in any dividends paid or set aside for payment by the Board of Directors;

•	Upon liquidation holders of shares of Series A Preferred Stock then outstanding will be entitled to receive, before any payment is made or any assets distributed to the holders of the common stock, an amount per share of the Series A Preferred Stock equal to $0.05 plus simple interest at the rate of 8% per annum from the issuance date of the outstanding shares of Series A Preferred Stock;

•	Each Share of Series A Preferred Stock entitles the holder thereof to vote with the holders of common stock, voting together as a single class, with respect to any and all matters presented to the holders of common stock and entitles each share of Series A Preferred Stock to cast 1,000 votes per share;

•	On or after the fourth anniversary of the issuance date of shares of the Series A Preferred Stock, the Company, at its option, may redeem all, but not less than all, of the outstanding shares of Series A Preferred Stock by paying to the holder a cash amount equaling $0.05 plus simple interest at the rate of 8% per annum from the date of issuance of the shares, plus any accrued and unpaid dividends thereon to the date fixed for redemption; and

•	The Series A Preferred Stock is not convertible into common shares or any other class of authorized stock of the Company.

On January 9, 2018, the Company entered into a convertible note agreement with a lender for an aggregate principal amount of $30,000, in exchange for the release of 50,000 warrants issued with a May 18, 2017 convertible note. The note is convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest traded price of the Company’s common stock during the previous 20 trading days preceding the conversion date.

On January 17, 2018, the Company entered into a convertible note agreement with a lender for an aggregate principal amount of $44,000, for which $19,000 in proceeds were received on January 23, 2018 and the remaining $19,000 received on February 26, 2018. The note is convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest traded price of the Company’s common stock during the previous 20 trading days preceding the conversion date.

On January 22, 2018, the Company entered into a convertible note agreement with a lender for an aggregate principal amount of $12,500, in exchange for services rendered. The note is convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest traded price of the Company’s common stock during the previous 20 trading days preceding the conversion date.

On February 15, 2018, the Company entered into a convertible note agreement with a lender for an aggregate principal amount of $53,000, for which $50,000 in proceeds were received on February 22, 2018. The note is convertible into shares of the Company’s stock at a conversion price equal to 61% of the average of the two lowest traded prices of the Company’s common stock during the previous 15 trading days preceding the conversion date.

On March 9, 2018, the Company entered into a convertible note agreement with a lender for an aggregate principal amount of $30,000, for which $23,500 in proceeds were received on March 9, 2018. The note is convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest traded price of the Company’s common stock during the previous 20 trading days preceding the conversion date.

From January 3, 2018 to March 14, 2018 convertible note holders converted $157,652 of principal and interest and $6,000 in legal fees into 130,016,169 common shares.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

 None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “ Exchange Act ”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of December 31, 2017, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 2013 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting were effective, as of December 31, 2017, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information concerning our directors and executive officers:

Name	Position	Age
Executive Officers :
Timothy Warbington	President and Chief Executive Officer	56
Donald Dickerson	Chief Financial Officer & Senior Vice-President	53
Directors :
Timothy Warbington	Director	56
Thomas Ichim, PhD	Director	41
Amit Patel, MD	Director	45
Donald Dickerson	Director	53

Directors are elected annually at the annual meeting of shareholders. Each director holds office until the next annual meeting of shareholders at which his or her term expires and until his or her successor is elected and qualified, or until his or her earlier death, resignation or removal pursuant to our bylaws. Management has not held an annual meeting of shareholders since the reverse merger in 2016 and has not scheduled a date for the next annual meeting. Officers are elected by our board of directors at the annual meeting of our board of directors held each year immediately following the annual meeting of the shareholders, and each officer holds office until the next annual meeting at which officers are to be elected and until his or her successor is elected and qualified, or until his or her earlier resignation or removal pursuant to our bylaws. Each of the above directors and officers has served in his or her office since the closing of the reverse merger on May 18, 2016.

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

Dr. Thomas Ichim. Dr. Ichim has served as a director since February 2016, and has served as a of CMH, and as President of the Biotech Division, since October 2011. From 2007 until 2015 he served as Chief Science Officer, Chief Executive Officer, and President, and was a director, of MediStem Inc., a San Diego-based company engaged in development of endometrial regenerative cells which was acquired in 2014 by Intrexon Corporation for $26,000,000. From 2004 until 2007 he served as program manager for biorasi LLC, a clinical research organization. He also served as a director of Regen BioPHarma, Inc., a publicly traded biotechnology company, from 2012 until 2015. In 2005 Dr. Ichim received his PhD in Immunology from University of Sciences Arts and Technology, Olveston Monserrat; in 1999 he received a MSc in Microbiology and Immunology from University of Western Ontario, London, Ontario, Canada; and in 1994 he received a BSc in Biology from the University of Waterloo, Waterloo, Ontario, Canada.

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

Dr. Amit N. Patel. Dr. Patel has served as a director of CMT since February 2016 and a director of CMH since October 2011. He has been a practicing heart surgeon since 2008. Dr. Patel received his medical degree in 1998 from Case Western Reserve University, Cleveland, Ohio. He currently holds the following positions at the University of Miami; Chief of Cardiac Surgery and Professor of Surgery. Dr. Patel has an MD from Case Western Reserve University. He is also a director of Jadi Cell LLC, a research facility located in Salt Lake City, Utah.

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

Family Relationships

There are no family relationships between any director or executive officer.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The following table identifies each person who, at any time during the fiscal year ended December 31, 2017, was a director, executive officer, or beneficial owner of more than 10% of our common stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Reports Not Filed
Timothy Herbst	1	1	0

Code of Ethics

On May 18, 2016, the Board of Directors adopted a Code of Ethics. The purpose of the Code of Ethics is to deter wrongdoing and to promote:

•	honest and ethical conduct;
•	full, fair, accurate, timely, and understandable disclosure in reports and documents that a registrant files with, or submits to, the SEC and in other public communications made by the Company;
•	avoidance and ethical handling of actual or apparent conflicts of interest, including disclosure to an appropriate person of any material transaction or relationship that reasonably could be expected to give rise to such a conflict;
•	confidentiality of corporate information;
•	protection and proper use of corporate assets and opportunities;
•	compliance with applicable governmental laws, rules, and regulations;
•	prompt internal reporting of any violations of this Code to an appropriate person; and
•	accountability for adherence to the Code.

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

Item 11. Executive Compensation

Timothy Warbington has served as our Chief Executive Officer from May 18, 2016 until the present. Neither Mr. Warbington nor any other person received compensation from us during the years ended December 31, 2017 or 2016, which would be reportable pursuant to this item.

Timothy Warbington and Donald Dickerson served as our only principal executive and financial officers, respectively, during 2017. Neither Mr. Warbington nor Mr. Dickerson received compensation from us or any subsidiary during the years ended December 31, 2017 or 2016, for services rendered in any capacities to the Company or its subsidiaries which would be reportable pursuant to this item. Except as described below, we have not entered into any employment or compensation agreements or arrangements with Messrs. Warbington, and Dickerson for their services as named executive officers (or directors) of our company. Each of these persons is employed by CMH and will continue to receive his salary from CMH for services performed for CMT and our company, and its subsidiaries. We have agreed to reimburse CMH for the services performed for our company by CMH employees beginning January 1, 2016. The following table sets forth the amount of monthly compensation expense we have agreed to reimburse to CMH for our named executive officers:

Name	Position	Monthly Reimbursement
Timothy Warbington	Chief Executive Officer, Director	$10,000
Donald Dickerson	Chief Financial Officer, Director	$10,000

Equity Awards

No equity awards were granted to our named executive officers during the years ended December 31, 2017 or 2016.

Compensation of Directors

Except as described below, we have not entered into any employment or compensation agreements or arrangements with Messrs. Ichim and Patel for their services as directors of our company. Each of these persons is employed by CMH and will continue to receive his salary from CMH for services performed for CMT and our company, and its subsidiaries. We have agreed to reimburse CMH for the services performed for our company by CMH employees beginning January 1, 2016. The following table sets forth the amount of monthly compensation expense we have agreed to reimburse to CMH for our directors:

Name	Position	Monthly Reimbursement
Thomas Ichim	Director	$5,000
Amit Patel	Director	$5,000

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table and footnotes thereto sets forth information regarding the number of shares of common stock beneficially owned by (i) each director and named executive officer of our company, (ii) each person known by us to be the beneficial owner of 5% or more of its issued and outstanding shares of common stock, and (iii) all named executive officers and directors of the Company as a group. In calculating any percentage in the following table of common stock beneficially owned by one or more persons named therein, the following table assumes 114,799,226 shares of common stock issued and outstanding and conversion of 73,777,976 in common shares from our convertible note holders.. Unless otherwise further indicated in the following table, the footnotes thereto and/or elsewhere in this report, the persons and entities named in the following table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name, subject to community property laws, where applicable. Unless as otherwise indicated in the following table and/or the footnotes thereto, the address of each person beneficially owning in excess of 5% of the outstanding common stock named in the following table is: 2017 W Peoria Avenue, Phoenix, Arizona 85029.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (1)
Named Executive Officers and Directors
Timothy Warbington	65,107,894	(2)(8)	42.49%
Donald Dickerson	1,293,333		0.61%
Thomas Ichim PhD	2,586,667	(3)	1.22%
Amit Patel, MD	3,880,000	(4)	1.83%
Executive Officers and Directors as a Group (4 Persons)	72,867,894		45.52%
5% Beneficial Holders
Creative Medical Health, Inc. (5) 2007 W Peoria Ave Phoenix, AZ 85029	58,635,927	(6)	39.97%
Timothy Herbst 2031 W. Peoria Ave. Phoenix, AZ 85029	11,446,667	(7)	5.38%

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this report.
(2)	Includes 58,635,927 shares beneficially owned by Creative Medical Health, Inc., for which Mr. Warbington serves as President and Chief Executive Officer.
(3)	These shares are held by Biotech Holdings LLC, a limited liability company controlled by Mr. Ichim.
(4)	These shares are held by Jadi Cells, LLC, a limited liability company controlled by Mr. Patel.
(5)	Mr. Warbington, as President and CEO, has voting and investment power over these shares which are included in shares beneficially owned by him above.
(6)	Also includes 43,819,876 shares issuable as of January 1, 2018, upon the conversion of $352,750 in accrued and unpaid management services pursuant to the Management Reimbursement Agreement.
(7)	Includes 100,000 shares issuable upon exercise of warrants.
(8)	In January 2018, Mr. Warbington received 3,000,000 Series A Preferred shares to retire outstanding debt. Each share of Series A Preferred Stock has the right to cast 1,000 votes per share. When the 3,000,000,000 votes are taken into account, Mr. Warbington accounts for 96.68% of the voting shares.

Change of Control

Management believes that Mr. Warbington has controlled the Company by virtue of his beneficial stock ownership and position as chief executive officer since the reverse merger in 2016. Nevertheless, the preferred shares issued to Mr. Warbington on January 12, 2018, increased the number of votes held by him, and granted him absolute voting control of the Company.

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

In connection with the reverse acquisition transaction, CMH advanced $25,000 to us for payment of certain obligations and purchase of Mr. White’s stock. Prior to the execution of the Merger Agreement, $13,256 was advanced for the payment of certain accounts payable and other obligations. At closing, CMT advanced the balance of the $25,000 to us for the purchase of Mr. White’s shares and the payment of our remaining accounts payable. The amounts advanced by CMH are evidenced by an 8% promissory note which matures on May 18, 2018. In addition, we settled all outstanding promissory notes payable, except for promissory notes not exceeding $20,000, which is due following our obtaining DTC eligibility for our common stock. No cash consideration was paid for cancellation of these promissory notes.

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

At closing, Timothy Warbington, Donald Dickerson, Thomas Ichim, PhD, and Amit Patel, MD were appointed as directors of our company and Mr. White resigned from all positions with the company. Post-closing, Mr. Warbington was appointed as President, Chief Executive Officer and Chairman, and Mr. Dickerson was appointed as Chief Financial Officer.

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

On November 17, 2017, the Company entered into a Management Reimbursement Agreement dated November 17, 2017, with Creative Medical Technologies, Inc. (“ CMT ”), the wholly owned subsidiary of the Company, and with Creative Medical Health, Inc., the parent of the Company (“ CMH ”). The Agreement memorializes the arrangement between the parties whereby the Company has, since January 1, 2016, reimbursed CMH $35,000 per month for the services of management and consultants employed by CMH and performing services for the Company and CMT. At the option of CMH, the reimbursable amounts set forth in the Agreement may be paid from time to time in shares of common stock of the Company at a price equal to a 30% discount to the lowest closing price during the 20 trading days prior to time the notice is given. The Agreement may be terminated by either party upon 30 days’ prior written notice. As of December 31, 2018 $352,750 was the accrued and unpaid balance.

On January 12, 2018, the Company entered into a Debt Settlement Agreement with Timothy Warbington, our CEO, Chairman, and principal shareholder, and Creative Medical Health, Inc., the parent of the Company, whereby Mr. Warbington cancelled $150,000 of debt owed by CMH to him in return for which he would receive 3,000,000 shares of Series A Preferred Stock which CMH agreed to receive in return for cancellation of $150,000 of debt owed by us to CMH for management reimbursement costs.

Parent of the Company

Management believes that both Tim Warbington and CMH would be deemed parents of the Company by virtue of the number of voting shares owned by or potentially issuable to each person. Mr. Warbington holds preferred shares entitling him to cast 96.68% of the voting control of the Company and 100% of the outstanding shares of CMH. In addition, CMH is entitled to convert its outstanding debt into approximately 239,965,986 common shares.

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

Item 14. Principal Accountant Fees and Services

Fees Paid

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2017 were $50,800 and $35,800 for the year ended December 31, 2016.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the year ended December 31, 2017 were $11,124 and $4,370 for year ended December 31, 2016.

Tax Fees

There were no fees billed for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning in the years ended December 31, 2017 and 2016.

All Other Fees

There were no other fees billed for products or services provided by the principal accountants, other than those previously reported above, for the years ended December 31, 2017 and 2016.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2017 and 2016.

Consolidated Statements of Operations for the years ended December 31, 2017 and 2016.

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2017 and 2016.

Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016.

Notes to Consolidated Financial Statements.

Exhibits

The following exhibits are included with this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here- with
2.1 & 10.1	Agreement and Plan of Merger, dated April 29, 2016	8-K	000-53500	2.1	5/5/16
2.2 &10.2	Name Change Merger Agreement filed May 18, 2016 with Creative Medical Technology Holdings, Inc.	8-K	000-53500	2.1	5/19/16
3.1	Articles of Incorporation	S-1	333-214741	3.1	11/21/16
3.2	Bylaws	10	000-53500	3.2	11/18/08

3.3	Articles of Exchange filed Effective May 18, 2016	8-K	000-53500	3.1	5/19/16
3.4	Articles of Merger filed Effective May 18, 2016 (Acquisition Transaction)	8-K	000-53500	3.2	5/19/16
3.5	Articles of Merger filed Effective May 18, 2016 (Name Change Transaction)	8-K	000-53500	3.3	5/19/16
3.6	Series A Preferred Stock Certificate of Designation	8-K	000-53500	3.1	1/16/18
3.7	Certificate of Amendment	8-K	000-53500	3.1	2/23/18
4.1	Form of common stock Certificate	10-Q	000-53500	4.1	8/19/16
4.1 & 10.3	2016 Stock Incentive Plan	8-K	000-53500	99.17	5/19/16
10.4	8% Promissory Note dated May 18, 2016, for $25,000 with Creative Medical Health	8-K	000-53500	99.1	5/19/16
10.5	Patent Purchase Agreement dated February 2, 2016, with Creative Medical Health	8-K	000-53500	99.2	5/19/16
10.6	Loan Agreement dated February 2, 2016, with Creative Medical Health	8-K	000-53500	99.3	5/19/16
10.7	8% Promissory Note dated February 2, 2016, for $50,000 with Creative Medical Health	8-K	000-53500	99.4	5/19/16
10.8	License Agreement with Los Angeles Biomedical Research Institute at Harbor-UCLA Medical Center Effective January 29, 2016	8-K	000-53500	99.5	5/19/16
10.9	Cancellation of Indebtedness Agreement, dated May 6, 2016 with Lorikeet, Inc.	8-K	000-53500	99.8	5/19/16
10.10	Cancellation of Indebtedness Agreement, dated May 6, 2016 with Jackie O’Reilly	8-K	000-53500	99.9	5/19/16
10.11	Cancellation of Indebtedness Agreement, dated May 6, 2016 with Dassity, Inc.	8-K	000-53500	99.10	5/19/16
10.12	Cancellation of Indebtedness Agreement, dated May 6, 2016 with Sugarloaf Management, LLC	8-K	000-53500	99.11	5/19/16
10.13	Cancellation of Indebtedness Agreement, dated May 6, 2016 with Serenity Services, Inc.	8-K	000-53500	99.12	5/19/16
10.14	Cancellation of Indebtedness Agreement, dated May 6, 2016 with McKinley Enterprise Profit Sharing Plan, Inc.	8-K	000-53500	99.13	5/19/16
10.15	Cancellation of Indebtedness Agreement, dated May 6, 2016 with TradeCo, Inc.	8-K	000-53500	99.14	5/19/16
10.16	Cancellation of Indebtedness Agreement, dated May 6, 2016 with Bateman Dynasty	8-K	000-53500	99.15	5/19/16
10.17	Cancellation of Indebtedness Agreement, dated May 6, 2016 with McKinley Capital 401K Roth Plan	8-K	000-53500	99.16	5/19/16
10.18	Loan Agreement dated May 1, 2016, with Creative Medical Health	10-Q	000-53500	10.1	8/19/16
10.19	8% Promissory Note dated May 1, 2016, for $50,000 with Creative Medical Health	10-Q	000-53500	10.2	8/19/16
10.20	Consulting Agreement between Creative Medical Health, Inc. and Dr. Patel	S-1	333-214741	10.20	11/21/16
10.21	License Agreement dated August 25, 2016, between Creative Medical Technologies, Inc. and UCSD (portions of this exhibit have been omitted pursuant to a request for confidential treatment)	10-Q	000-53500	10.1	11/10/16
10.22	Master Services Agreement dated November 15, 2015, with Professional Research Consulting, Inc.	10-Q	000-53500	10.2	11/10/16

10.23	Clinical Trial Agreement dated September 19, 2016 between Creative Medical Technologies, Inc. and LABIOMED	10-Q	000-53500	10.3	11/10/16
10.24	Note Extension and Limited Waiver Agreement dated May 4, 2017 between CMT and CMH	10-Q	000-53500	10.1	5/10/17
10.25	Patent Purchase Agreement dated May 17, 2017	10-Q	000-53500	10.1	8/14/17
10.26	Amendment and Waiver dated November 14, 2017, to the Patent Purchase Agreement	8-K	000-53500	99.1	11/16/17
10.27	Management Reimbursement Agreement dated November 17, 2017	8-K	000-53500	99.1	11/17/17
10.28	Code of Business Conduct and Ethics					X
16.1	Letter from Heaton & Company, PLLC, dated May 18, 2016	8-K	000-53500	16.1	5/19/16
21.1	Subsidiaries	S-1	333-214741	21.1	11/21/16
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

Item 16. Form 10-K Summary

None

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

Date: March 29, 2018	By:	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: March 29, 2018	By:	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Timothy Warbington	Director & Chairman	March 29, 2018
Timothy Warbington

/s/ Donald Dickerson	Director	March 29, 2018
Donald Dickerson

/s/ Thomas Ichim, PhD	Director	March 29, 2018
Thomas Ichim, PhD

/s/ Amit Patel, MD	Director	March 29, 2018
Amit Patel, MD