Form 10-Q
period 2018-03-31
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2018-05-21
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

(833) 336-7636

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on May 21, 2018, was 648,714,483.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$102,310	$13,697
Accounts receivable	9,600	4,801
Total Current Assets	111,910	18,498

OTHER ASSETS
Licenses, net of amortization	179,363	184,649
TOTAL ASSETS	$291,273	$203,147

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$233,431	$237,566
Accrued expenses	25,241	23,140
Management fee payable - related party	397,000	352,750
Convertible notes payable, net of discount of $372,861 and $192,291, respectively	258,950	251,748
Notes payable, net of discount of $0 and $0, respectively	125,000	125,000
Notes payable - related party - current	125,000	125,000
Advances from related party	10,800	10,800
Derivative liabilities	7,045,971	1,309,190
Total Current Liabilities	8,221,393	2,435,194

LONG TERM LIABILITIES
Convertible notes payable, net of discount of $0 and $54,085, respectively	-	915
Accrued expenses, net of current portion	3,704	3,211
TOTAL LIABILITIES	8,225,097	2,439,320

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 600,000,000 shares authorized; 400,940,232 and 115,399,226 issued and 400,340,232 and 114,799,226 outstanding respectively	400,340	114,800
Additional paid-in capital	2,678,096	1,074,707
Accumulated deficit	(11,012,260)	(3,425,680)
TOTAL STOCKHOLDERS' DEFICIT	(7,933,824)	(2,236,173)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$291,273	$203,147

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017

REVENUES	$9,600	$-

Cost of revenues	2,400	-

Gross profit	7,200	-

OPERATING EXPENSES
Research and development	3,200	59,831
General and administrative, including stock-based compensation of $1,877 and $1,466, respectively	202,930	178,378
Amortization of patent costs	5,286	2,637
TOTAL EXPENSES	211,416	240,846

Operating loss	(204,216)	(240,846)

OTHER INCOME/(EXPENSE)
Interest expense	(191,308)	(2,505)
Loss on extinguishment of convertible note	(154,284)	-
Change in fair value of derivatives liabilities	(7,036,772)	-
Total other expense	(7,382,364)	(2,505)

OPERATING LOSS	(7,586,580)	(243,351)

NET LOSS	$(7,586,580)	$(243,351)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	188,131,817	105,102,639

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED COLNSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,586,580)	$(243,351)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	1,877	1,466
Amortization	5,286	2,637
Amortization of debt discounts	157,340	-
Increase in principal balance due to penalty provision	12,500	-
Change in fair value of derivatives liabilities	7,036,772	-
Loss on extinguishment of convertible notes payable	154,284	-
Changes in assets and liabilities:
Accounts receivable	(4,799)	-
Accounts payable	(4,135)	30,494
Accrued expenses	18,268	2,505
Management fee payable	44,250	(17,500)
Net cash used in operating activities	(164,937)	(223,749)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(800)	-
Proceeds from convertible notes payable	254,350	-
Proceeds from sale of common stock	-	100,000
Net cash provided from financing activities	253,550	100,000

NET INCREASE (DECREASE) IN CASH	88,613	(123,749)
BEGINNING CASH BALANCE	13,697	221,868
ENDING CASH BALANCE	$102,310	$98,119

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$200	$-
Cash payments for income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Fair value of warrants issued in private placement	$-	$5,546
Conversion of notes payable, accrued interest and derivative liabilities into common stock	$1,887,052	$-

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

Introductory Comment

Unless otherwise indicated, any reference to “our company”, “we”, “us”, or “our” refers to Creative Medical Technology Holdings, Inc., and as applicable to its wholly owned subsidiary, Creative Medical Technologies, Inc., a Nevada corporation (“CMT”).

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization  -  Creative Medical Technology Holdings, Inc., is considered to be a commercial stage company, following the commencement of sales of stem cell separation equipment and disposable kits used in our Caverstem procedure to treat ED in the fourth quarter of 2017. Our fiscal year end is December 31st. We have acquired the licensing rights for our Amniostem amniotic-based stem cell, purchased the patent for our ED and lower back pain treatments, and filed patent applications for our neurological treatments.

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2018 and for the three month period then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The operations for the three month period ended March 31, 2018, are not necessarily indicative of the operating results for the full year.

Going Concern – The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the three month period ended March 31, 2018, the Company incurred a net loss of $ $7,586,580 had negative cash flows from operating activities, had a working capital deficit of $8,109,483 and had minimal revenue-generating activities. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of equity securities. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of March 31, 2018 and December 31, 2017, the Company didn’t have any Level 1 or 2 financial instruments. The table below reflects the results of our Level 3 fair value calculations:

	Notes	Warrants	Total

Derivative liability at December 31, 2017	$1,060,315	$248,875	$1,309,190
Addition of new conversion option derivatives	752,230	148,542	900,772
Conversion of note derivatives	(743,557)	(925,650)	(1,669,207)
Change in fair value	4,992,530	1,512,686	6,505,216
Derivative liability at March 31, 2018	$6,061,518	$984,453	$7,045,971

Basic and Diluted Loss Per Share – The Company follows Financial Accounting Standards Board (“FASB”) ASC 260 Earnings per Share to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. During the three month periods ended March 31, 2018, the Company had 500,000 options and 105,416,666 warrants to purchase common stock outstanding. In addition, the Company has various convertible notes payable which at March 31, 2018 are convertible into approximately 478,564,572 shares of common stock. The effects of the dilutive securities were anti-dilutive due to net loss during the three month period ended March 31, 2018 and 2017.

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

NOTE 2 – LICENSING AGREEMENTS

ED Patent – The Company acquired a patent from CMH. Amortization expense of $2,493 was recorded for the three month period ended March 31, 2018 in comparison with $2,521 for the comparable quarter a year ago. As of March 31, 2018, the carrying value of the patent was $78,383. The Company expects to amortize approximately $9,972 annually through 2026 related to the patent costs.

Male Infertility License Agreement - The Company has acquired a royalty license from Los Angeles Biomedical Research Institute at Harbor-UCLA Medical Center (“ LABIOMED ”) granting the exclusive license to the products and services of a LABIOMED patent.

The Company is subject to a 6% royalty payment to LABIOMED on net sales of any products under this license and 25% on any non-royalty sublicense income. Commencing in 2019, and each subsequent year thereafter, the Company is required to pay to LABIOMED annual maintenance royalties of $20,000, unless during the prior one-year period the Company paid $50,000 or more in actual royalty payments. Finally, the Company agreed to pay LABIOMED certain milestone payments upon achieving the milestones set forth in the agreement. As of March 31, 2018, no amounts are currently due to LABIOMED.

Multipotent Amniotic Fetal Stem Cells License Agreement - In August 2016, CMT entered into a License Agreement with a University. This license agreement grants to CMT the exclusive right to all products derived from a patent for use of multipotent amniotic fetal stem cells composition of matter throughout the world during the period ending on the expiration date of the longest-lived patent rights under the patent. CMT paid the University an initial license fee within 30 days of entering into the agreement. CMT is also required to pay annual license maintenance fees on each anniversary date of the agreement, which maintenance fees would be credited toward any earned royalties for any given period. The License Agreement provides for payment of various milestone payments and earned royalties on the net sales of licensed products by CMT or any sub licensee. CMT is also required to reimburse the University for any future costs associated with maintaining the patent. CMT may terminate the license agreement for any reason upon 90 days’ written notice and the University may terminate the agreement in the event CMT fails to meet its obligations set forth therein, unless the breach is cured within 30 days of the notice from the University specifying the breach. CMT is also obligated to indemnify the University against claims arising due to the exercise of the license by CMT or any sub licensee. As of March 31, 2018, no amounts are currently due to the University.

The Company estimates that the patent expires in February 2026 and has elected to amortize the patent through the period of expiration on a straight line basis. Amortization expense of $293 was recorded for the three month period ended March 31, 2018 2018 in comparison with $116 for the comparable quarter a year ago. As of March 31, 2018, the carrying value of the patent was $8,480. The Company expects to amortize approximately $1,172 annually through 2026 related to the patent costs.

Lower Back Patent – The Company, through a newly created subsidiary of CMT, StemSpine, LLC, acquired a patent from CMH, a related company, on May 17, 2017, for $100,000, payable in cash or stock. The patent expires on May 19, 2027 and the Company has elected to amortize the patent over a ten-year period on a straight line basis. Amortization expense of $2,500 was recorded for the three month period ended March 31, 2018. As of March 31, 2018, the carrying value of the patent was $92,500. The company expects to amortize approximately $10,000 annually through 2027 related to the patent costs.

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

 NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has incurred a monetary obligation to a related corporation to reimburse the cost of services provided to the Company (management and consulting) through March 31, 2018. Each of the Company’s executive officers is employed by the parent company, CMH, and will continue to receive his or her salary or compensation from CMH. The Company has an agreement with CMH which obligates the Company to reimburse CMH $35,000 per month for such services beginning January 2016. The compensation paid by CMH will include an allocation of services performed for CMH and for the Company. The amounts are presented as a “management fee payable - related party” on the accompanying unaudited condensed consolidated balance sheets. The liability is non-interest bearing, unsecured, and will be due upon the Company successfully raising at least $1,000,000 through the sale of equity. As of March 31, 2018, amounts due to CMH under the arrangement were $297,000.

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

During 2016, the Company entered into three note payable agreements with CMH in which the proceeds were used in operations. The notes payable were dated February 2, 2016, May 1, 2016 and May 18, 2016 and resulted in borrowings of $50,000, $50,000 and $25,000, respectively. Notes payable of $50,000 mature on April 30, 2018, $50,000 on July 31, 2018 and $25,000 on May 18, 2018. On May 4, 2017, CMT and CMH entered into a Note Extension and Limited Waiver Agreement whereby the parties extended the maturity date of the 8% Promissory Note dated February 2, 2016, in the principal amount of $50,000, from April 30, 2017, to April 30, 2018, and CMH waived the nonpayment of the Note by CMT on the original maturity date. On extension, CMT paid to CMH accrued interest related to the extended note of $4,050. On July 31, 2017, CMT and CMH entered into a Note Extension and Limited Waiver Agreement whereby the parties extended the maturity date of the 8% Promissory Note dated May 1, 2016, in the principal amount of $50,000, from July 31, 2017, to July 31, 2018, and CMH waived the nonpayment of the Note by CMT on the original maturity date. On extension, CMT paid to CMH accrued interest related to the extended note of $4,050. The notes incur interest at 8% per annum on the outstanding balance of the notes. As of March 31, 2018, accrued, unpaid interest was $10,701. As of December 31, 2017, accrued interest was $8,236.

On April 11, 2018 CMH converted the total principal and accrued interest all three notes into 9,855,307 shares of common stock.

See Note 2 for discussion of an additional related party transaction with CMH.

NOTE 4 – DEBT

$400,000 Convertible Debenture – Peak One

On May 2, 2017, the Company entered into a convertible debenture agreement with a third party for an aggregate principal amount of up to $400,000, for which up to $360,000 in proceeds is to be received. On May 2, 2017, the Company received the first tranche of proceeds of $85,000 for which the Company issued a convertible debenture in the face amount of $100,000. During the three month period ended March 31, 2018 the Company amortized $54,085 to interest expense. As of March 31, 2018, a discount of $0 remained. During the three month period ended March 31, 2018, the lender converted $54,200 of principal into 23,485,183 shares of common stock. On March 23, 2018 the Company paid the lender $1,000 to extinguish the remaining principal balance. As of March 31, 2018 the Company had fulfilled all the obligations of the debenture.

$115,000 Convertible Note - Auctus

On April 10, 2017, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $115,000, for which $103,250 in proceeds were received on May 5, 2017. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of January 10, 2018. The note holder has notified the company they do not consider the note in default and their intent is to continue converting the remaining principal and accrued interest into common shares. During the three months ended March 31, 2018, the Company amortized $4,600 to interest expense. As of March 31, 2018, a discount of $0 remained.

$55,000 Convertible Note – Global

On April 24, 2017, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $55,000, for which $47,500 in proceeds were received on May 8, 2017. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of April 24, 2018. During the three month period ended March 31, 2018 the Company amortized $17,863 to interest expense. As of March 31, 2018, a discount of $0 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature and the warrants as derivative liabilities, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. The warrants were considered derivative liabilities as there are various reset provisions to the exercise price based upon additional issuances of common stock and equivalents. During the three month period ended March 31, 2018, the lender converted $50,613 of principal, interest and fees into 31,442,665 common shares. As of March 31, 2018 the Company had fulfilled all the obligations of the note.

$50,000 Secured Convertible Note - WBRE

On June 26, 2017, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $50,000, for which $50,000 in proceeds were received on June 26, 2017. Under the terms of the agreement, the convertible note incurs interest at 12% per annum and matured on December 26, 2017. The convertible note has since been retired through a debt exchange agreement with a third party dated March 8, 2018, see "$60,000 Convertible Note - Global" below.

$50,000 Convertible Note – Crown Bridge

On July 19, 2017, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $50,000, for which $43,000 in proceeds were received on July 25, 2017. Under the terms of the agreement, the convertible note incurs interest at 5% per annum and has a maturity date of July 19, 2018. During the three months ended March 31, 2018 the Company amortized $12,329 respectively to interest expense. As of March 31, 2018, a discount of $15,068 remained.

As of March 31, 2018, the lender has converted $55,247 of principal, accrued interest and conversion fees into 56,453,381 shares of common stock with 340,681,964 reserved with our transfer agent.

$30,000 Convertible Note - Global

On January 9, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $30,000, for which 12,500,000 outstanding warrants from the convertible note dated April 24, 2017 were extinguished. The difference between the convertible note, the conversion feature and the value of the warrants was recorded as a derivative loss. No proceeds were received in conjunction with this note. Under the terms of the agreement, the convertible note incurs interest at 8% per annum and has a maturity date of January 9, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest traded price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of March 31, 2018, there were 55,000,000 shares reserved with our transfer agent with a potential of up to 72,696,673 being reserved if and when the lender issues a request to our transfer agent.

In the event of default, the holder has the right to require the Company to pay an amount equal to 120% multiplied by the then outstanding entire balance of the note, including principal and accrued unpaid interest. In addition, the default interest rate would increase to 24%.

The Company has the option to redeem the convertible notes at any time within 180 days from the date of issuance at 120% of the principal and interest; and after 180 days the right of prepayment expires.

$44,000 Convertible Note – Adar Bays

On January 17, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $44,000, for which $19,000 in proceeds were received on January 23, 2018 and $19,000 in proceeds were received on February 26, 2018. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of January 17, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest traded price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing the on issuance discount of $4,000, legal fees of $2,000 and the remaining discount of $34,324 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $40,324 to interest expense using the straight-line method over the term of the loan. During the three months ended March 31, 2018 the Company amortized $8,065 to interest expense. As of March 31, 2018, a discount of $32,259 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of March 31, 2018, there were 152,777,778 shares reserved with our transfer agent with a potential of up to 213,714,286 being reserved if and when the lender issues a request to our transfer agent.

In the event of default, the holder has the right to require the Company to pay an amount equal to 120% multiplied by the then outstanding entire balance of the note, including principal and accrued unpaid interest. In addition, the default interest rate would increase to 24%.

There is no option for the Company to redeem the convertible note prior to maturity.

$12,500 Convertible Note - Global

On January 22, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $12,500, for services provided to the Company. Under the terms of the agreement, the convertible note incurs interest at 8% per annum and has a maturity date of January 22, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest traded price of the Company’s common stock during the previous 20 trading days preceding the conversion date.

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

In the event of default, the holder has the right to require the Company to pay an amount equal to 120% multiplied by the then outstanding entire balance of the note, including principal and accrued unpaid interest. In addition, the default interest rate would increase to 24%.

The Company has the option to redeem the convertible note within 180 days from the date of issuance at 120% of the principal and interest. After 180 days the right of prepayment expires.

$53,000 Convertible Note – Power Up

On February 15, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $53,000, for which $50,000 in proceeds were received on February 22, 2018 . Under the terms of the agreement, the convertible note incurs interest at 12% per annum and has a maturity date of February 15, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 61% of the average of the two lowest traded prices of the Company’s common stock during the previous 15 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing the on issuance discount of $3,000 and the remaining discount of $50,000 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $53,000 to interest expense using the straight-line method over the term of the loan. During the three months ended March 31, 2018 the Company amortized $6,389 to interest expense. As of March 31, 2018, a discount of $46,611 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of March 31, 2018, there were 217,213,114 shares reserved with our transfer agent with a potential of up to 256,031,833 being reserved if and when the lender issues a request to our transfer agent.

In the event of default, the holder has the right to require the Company to pay an amount equal to 120% multiplied by the then outstanding entire balance of the note, including principal and accrued unpaid interest. In addition, the default interest rate would increase to 22%.

The Company has the option to redeem the convertible notes within 90 days from the date of issuance at 115% of the principal and interest; between 91 and to 180 days from the date of issuance at 120% of the principal and interest; and after 180 days the right of prepayment expires.

$27,500 Convertible Note - Global

On March 9, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $27,500, for which proceeds of $23,500 were received on March 9, 2018. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of March 9, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest traded price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is amortizing the discount of $27,500 due to on issuance discount of $4,000 and the recording of a derivative liability as discussed in Note 5. The Company is amortizing the discount of $27,500 to interest expense using the straight-line method over the term of the loan. During the three months ended March 31, 2018 the Company amortized $1,658 to interest expense. As of March 31, 2018, a discount of $25,842 remained.

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

In the event of default, the holder has the right to require the Company to pay an amount equal to 150% multiplied by the then outstanding entire balance of the note, including principal and accrued unpaid interest. In addition, the default interest rate would increase to 24%.

The Company has the option to redeem the convertible notes within 30 days from the date of issuance at 115% of the principal and interest; between 31 and to 60 days from the date of issuance at 120% of the principal and interest; between 61 and to 90 days from the date of issuance at 125% of the principal and interest; between 91 and to 120 days from the date of issuance at 130% of the principal and interest; between 121 and to 150 days from the date of issuance at 135% of the principal and interest; between 151 and 180 days from issuance at 140% of principal and interest; and after 180 days the right of prepayment expires.

$60,000 Convertible Note - Global

March 9, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $60,000, in exchange for the extinguishment of the outstanding principal due on the convertible note dated June 26, 2017, see disclosure above for "$50,000 Secured Convertible Note - WBRE". No proceeds were received in conjunction with the exchange of this convertible note. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of March 9, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest traded price of the Company’s common stock during the previous 20 trading days preceding the conversion date. At no additional cost, we issued to the note holder 30,000,000 five-year warrants to purchase common stock at $0.01, subject to adjustment if we issue securities at less than the exercise price.  The warrants are exercisable on a cashless basis.

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

In the event of default, the holder has the right to require the Company to pay an amount equal to 150% multiplied by the then outstanding entire balance of the note, including principal and accrued unpaid interest. In addition, the default interest rate would increase to 24%.

The Company has the option to redeem the convertible notes within 180 days from the date of issuance at 120% of the principal and interest; and after 180 days the right of prepayment expires.

At the date of the agreement, the Company determined that the transactions qualified for extinguishment accounting whereby the transaction was accounted for at fair market value with the excess value between the fair value of the old note and new note was accounted for as an extinguishment loss of $154,284.

$115,000 Convertible Note – Auctus

On March 13, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $115,000, for which $97,250 in proceeds were received on March 19, 2018 . Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of December 13, 2018. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the average of the two lowest traded prices of the Company’s common stock during the previous 25 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to six times the number of common shares the convertible note is convertible into. The Company is amortizing the original issuance discount of $15,000 legal fees of $2,750 and the remaining discount of $97,250 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $115,000 to interest expense using the straight-line method over the term of the loan. During the three months ended March 31, 2018 the Company amortized $7,527 to interest expense. As of March 31, 2018, a discount of $107,473 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of March 31, 2018, there were 500,000,000 shares reserved with our transfer agent with a potential of up to 550,319,635 being reserved if and when the lender issues a request to our transfer agent.

In the event of default, the holder has the right to require the Company to pay an amount equal to 125% multiplied by the then outstanding entire balance of the note, including principal and accrued unpaid interest. In addition, the default interest rate would increase to 24%.

The Company has the option to redeem the convertible notes within 90 days from the date of issuance at 125% of the principal and interest; between 91 and to 180 days from the date of issuance at 140% of the principal and interest; and after 180 days the right of prepayment expires.

$48,000 Convertible Note – GS

On March 15, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $48,000, for which $45,600 in proceeds were received on March 20, 2018 . Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of March 15, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 63% of the average of the two lowest traded prices of the Company’s common stock during the previous 12 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to six times the number of common shares the convertible note is convertible into. The Company is amortizing legal fees of $2,400 and the remaining discount of $45,600 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $48,000 to interest expense using the straight-line method over the term of the loan. During the three months ended March 31, 2018 the Company amortized $2,104 to interest expense. As of March 31, 2018, a discount of $45,896 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of March 31, 2018, there were 126,984,000 shares reserved with our transfer agent with a potential of up to 229,573,386 being reserved if and when the lender issues a request to our transfer agent.

In the event of default, the holder has the right to require the Company to pay an amount equal to 120% multiplied by the then outstanding entire balance of the note, including principal and accrued unpaid interest. In addition, the default interest rate would increase to 24%.

The Company has the option to redeem the convertible notes within 60 days from the date of issuance at 110% of the principal and interest; between 61 and to 120 days from the date of issuance at 124% of the principal and interest; between 121 days and to 180 days from the date of issuance at 138%; and after 180 days the right of prepayment expires.

As of March 31, 2018, future loan maturities are as follows:

For the year ended December 31,

2018	494,309
2019	262,500
Total	$756,809

NOTE 5 – DERIVATIVE LIABILITIES

Derivative Liabilities

In connection with convertible notes payable, the Company records derivative liabilities for the conversion feature. In addition, the Company has warrants for which the exercise prices reset upon future events. These warrants are also considered to be derivative liabilities. The derivative liabilities are valued on the date the convertible note payable become convertible and revalued at each reporting period. The warrants are valued on the date of issuance and revalued at each reporting period. During the three months ended March 31, 2018, the Company recorded initial derivative liabilities of $752,230 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.00126 to $0.00564 our stock price on the date of grant of $0.0029 to $0.0097, expected dividend yield of 0%, expected volatility of 86% to 191%, risk free interest rate of 2.03% and expected terms ranging from 1.0 to 5.0 years. Upon initial valuation, the derivative liability exceeded the face value certain of the convertible note payables by approximately $502,000, which was recorded as a day one loss on derivative liability.

On March 31, 2018, the derivative liabilities were revalued at $7,045,971 resulting in a loss of $6,505,216 related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following average assumptions: an exercise price of $0.0008 to $0.0023, our stock price on the date of valuation ($0.0097), expected dividend yield of 0%, expected volatility of 83% to 87%, risk-free interest rate of 2.03%, and an expected terms ranging from 0.5 to 2.1 years.

In connection with convertible notes converted, as disclosed in Note 5, the Company reclassed derivative liabilities with a fair of $1,669,207 to additional paid-in capital. The Company revalued the derivative liabilities at each conversion date recording the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted to the pre-conversion carrying value to additional paid-in capital

Future Potential Dilution

Most of the Company’s convertible notes payable contain adjustable conversion terms with significant discounts to market. As of March 31, 2018 the Company’s convertible notes payable are potentially convertible into an aggregate of approximately 479 million shares of common stock. In addition, due to the variable conversion prices on some of the Company’s convertible notes, the number of common shares issuable is dependent upon the traded price of the Company’s common stock.

NOTE 6 – WARRANTS

From March 2017 through March 2018, the Company issued 33,116,667 warrants to two parties associated with the issuance of convertible notes. The issued warrants expire 5 years from the date of issuance and have anti-dilution and re-pricing features.

The fair value of each warrant is estimated using the Black-Scholes valuation model. Assumptions used in calculating the fair value at March 31, 2018 were as follows:

Weighted Average Inputs Used

Annual dividend yield	$-
Expected life (years)	4.2 to 4.9
Risk-free interest rate	2.03%
Expected volatility	190.75%
Common stock price	$0.0097

Since the expected life of the options was greater than the Company’s historical stock information available, the Public Company determined the expected volatility based on price fluctuations of comparable public companies.

The issuances, exercises and pricing re-sets during the three months ended March 31, 2018 are as follows:

Outstanding at December 31, 2017	22,426,087
Issuances	32,750,000
Exercises	(105,212,584)
Anti-Dilution/Modification	159,727,241
Forfeitures/cancellations	(15,200,000)
Outstanding at March 31, 2018	95,490,744
Weighted Average Price at March 31, 2018	$0.00084

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, management reviewed all material events through May 15, 2018, for these financial statements and there are no material subsequent events to report, except as follows:

$110,000 Convertible Note – Morningview

On April 3, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $110,000, for which $95,000 in proceeds were received on April 3, 2018 . Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of March 29, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest traded price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to five times the number of common shares the convertible note is convertible into.

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

In the event of default, the holder has the right to require the Company to pay an amount equal to 150% multiplied by the then outstanding entire balance of the note, including principal and accrued unpaid interest. In addition, the default interest rate would increase to 18%.

The Company has the option to redeem the convertible notes within 180 days from the date of issuance at 140% of the principal and interest. After 180 days the right of prepayment expires.

$110,000 Convertible Note – Fourth Man

On April 11, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $110,000, for which $100,000 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity 12 months from the effective date of payment. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into.

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

In the event of default, the holder has the right to require the Company to pay an amount equal to 150% multiplied by the then outstanding entire balance of the note, including principal and accrued unpaid interest. In addition, the default interest rate would increase to 18%.

The Company has the option to redeem the convertible notes within 180 days from the date of issuance at 140% of the principal and interest. After 180 days the right of prepayment expires.

$110,000 Convertible Note – Power Up

On April 13, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $110,000, for which $99,000 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of March 29, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into.

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

The Company has the option to redeem the convertible notes within 30 days from the date of issuance at 115% of the principal and interest; between 31 and to 60 days from the date of issuance at 120% of the principal and interest; between 61 and to 90 days from the date of issuance at 125% of the principal and interest; between 91 and to 120 days from the date of issuance at 130% of the principal and interest; between 121 and to 150 days from the date of issuance at 135% of the principal and interest; between 151 and to 180 days from the date of issuance at 140% of the principal and interest; and after 180 days the right of prepayment expires

Conversion Notice

During April and May of 2018 we issued $214,744,028 shares of common stock for the conversion of $401,372 in convertible notes

During April and May 2018, we issued 50,769,355 shares of common stock for the exercise of 117,712,584 warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of income. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, and our interim financial statements and accompanying notes to these financial statements included in this report. All amounts are in U.S. dollars.

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

During the first three months of 2018, we issued $287,500 in convertible notes with net proceeds of $254,350 to accredited investors. In addition, we issued $42,500 in convertible notes for services rendered and a $60,000 convertible note in exchange for a $50,000 convertible note.

During the three month period ending March 31, 2018, we incurred interest expense of $191,308 arising from the third party notes of $756,811.

Plan of Operations

We commenced marketing stem cell concentration machines and disposable kits for the Caverstem ED treatment in the fourth quarter of 2017. For the next 12 months our plan of operations is to market our stem cell concentration machines and disposable kits, complete the UCLA/LABiomed clinical trial and partner with leading researchers on investigator-initiated trials to advance our neurological programs. We estimate the costs to complete the clinical trials will be approximately $400,000, excluding overhead and other costs associated with maintaining our company structure. As of March 31, 2018, we had approximately $102,000 cash on hand. With an estimated monthly cash burn rate of approximately $65,000 based on historic trends and anticipated future revenues and expenses, management anticipates sufficient cash on hand and committed funds to meet operating expenses and costs of the current operations through at least June 2018. Historically, we have met our cash flow requirements through the sale of equity securities or borrowed funds. We intend to fund our business through sales of stem cell centration machines and disposable kits along with continuing to seek investments to meet our cash flow requirements, including both operating expenses and the balance of funding required to fund our sales efforts and compete our ED clinical trial. The securities offered by us to potential investors have not been registered under the Securities Act of 1933, as amended (the “ Act ”), and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. If we are unable to obtain further financing, we may seek alternative sources of funding or revise our business plan. We currently have no alternative sources for funding.

Results of Operations – For the Three Month Period Ended March 31, 2018 and 2017

Gross Revenue. We generated $9,600 gross revenue for the three month period ended March 31, 2018 in comparison with $0 for the comparable quarter a year ago.

Cost of Goods Sold. We generated $2,400 cost of goods sold for the three month period ended March 31, 2018 in comparison with $0 for the comparable quarter a year ago.

Gross Profit/(Loss). We generated $7,200 in gross profit for the three month period ended March 31, 2018 in comparison with $0 for the comparable quarter a year ago.

General and Administrative Expenses. General and administrative expenses for the three month period ended March 31, 2018, totaled $202,930, in comparison with $178,378, for the comparable quarter a year ago. The increase of $24,552, or 14% is primarily due to consulting services and marketing fees associated with debt issuances, public company reporting and commercialization of the Caverstem procedure.

Research and Development Expenses. Research and development expenses for the three month period ended March 31, 2018, totaled $3,200 in comparison with $59,831, for the comparable quarter a year ago. The decrease of $56,631, or 95% is primarily due to a decrease of $46,007 in clinical research expenses associated with the erectile dysfunction trial and a reduction of $10,624 in laboratory expenses.

Other Income / Expense. Other expense for the three month period ended March 31, 2018, totaled $7,382,364 in comparison with other expense of $2,505, for the comparable quarter a year ago. The increase of $7,379,859, or 294,605% is primarily due to an increase of $188,803 in interest expense, $154,284 loss on extinguishment of convertible notes, and an expense of $7,036,772 associated with the change in the fair value of derivative liabilities.

Net Loss. For the reasons stated above, our net loss for the three month period ended March 31, 2018 totaled $7,586,580 in comparison to $243,351, for the comparable quarter a year ago.

Liquidity and Capital Resources

Our principal source of liquidity has been funds received from the sale of our common stock and issuance of notes including convertible notes. Our experience to-date indicates the lenders are most likely to convert the debt into equity prior to or in lieu of full payment at maturity. Going forward, our short-term funding needs are expected to be satisfied by funds to be loaned to us by third parties and revenues generated from our Caverstem ED procedure. Our long-term liquidity needs are expected to be satisfied from future offerings of our equity securities. It is possible that CMH may provide future financing for us. We do not have any arrangements, agreements, or sources for long-term funding.

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

Cash Flows

Net Cash used in Operating Activities. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was $164,937 for the three month period ended March 31, 2018 in comparison to $223,749 for the comparable period a year ago, a decrease of $58,812 or 26%. The decrease in cash used in operations was primarily related to payments towards an outstanding balance of management fees payable to a related party.

Net Cash used in Investing Activities. There was no cash used in investing activities in the three month period ended March 31, 2018 and the comparable period a year ago.

Net Cash From Financing Activities. In the three month period ended March 31, 2018 we raised $254,350 through the issuance of convertible and non-convertible debt. In the three month period ended March 31, 2017, we raised $100,000 through the sale of common stock. The increase in cash flows from financing activities was primarily related to our need to obtain additional capital due marketing expenses associated with the commercialization of the Caverstem ED procedure, increases in capital markets marketing costs and increased legal and accounting fees associated with public company reporting and audit requirements.

Basis of Presentation / Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   As of March 31, 2018, the Company had $102,310 of available cash and a working capital deficit of $8,109,483.  For the three month period ended March 31, 2018, the Company had $9,600 in revenue, $7,200 in operating income and used net cash for operating activities of $164,937. These factors, among others, indicate that the Company may be unable to continue as a going concern for the next twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing as may be required, and ultimately to attain sufficient cash flow from operations to meet its obligations on a timely basis. Management is in the process of negotiating various financing plans including access to ongoing credit facilities and possible sale of capital stock either in private or in public offerings and believes these steps may generate sufficient cash flow for the Company to continue as a going concern. If the Company is unsuccessful in these efforts, it may be required to substantially curtail or terminate its operations.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Convertible Notes/Debentures

During the quarter ended March 31, 2018, we issued convertible promissory notes in the face amount of $390,000 to multiple lenders for which we received proceeds of $320,658 and the extinguishment of 100,000 warrants. The notes bear interest ranging form  8% to 12% which would increase to 24% in the event of default and have maturity dates ranging from December 2018 through March 2019. The notes are convertible at a rates ranging from 60% to 63% of the lowest traded or average of the two lowest traded prices of our common stock during prior trading days ranging from 12 to 25 days preceding the conversion date. On all but one loan, we have the option to redeem the notes, in whole or in part, up to 180 days from the date of issuance ranging from 110% to 140% of the principal and interest depending on the numbers of days following issuance up to 180 days from issuance. After 180 days the right of prepayment expires.

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

Creative Medical Technology Holdings, Inc.

Date: May 21, 2018	By	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: May 21, 2018	By	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial Officer)

