Form 10-Q/A
period 2018-03-31
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2018-08-03
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

On May 21, 2018, Creative Medical Technology Holdings, Inc., a Nevada corporation (the “Company”) filed its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (the “Original Form 10-Q”). The Original Form 10-Q and the prior report on Form 10-K filed by the Company included financial statements in which “Note 4 – Debt” in the footnotes categorized a $12,500 convertible note dated January 22, 2018 as having been issued for services provided to the Company by the note holder. Rather, the convertible note was issued in exchange for the release of reserved shares of Common Stock by the note holder.

The purpose of this Amendment No. 1 to the Company’s Original Form 10-Q (this “Amendment No. 1”) is to amend “Item 1. Financial Statements” of “PART I – FINANCIAL INFORMATION” to revise the description of the convertible note dated January 22, 2018 to be in exchange for the release by the holder of reserved shares of Common Stock.

This Amendment No. 1 continues to speak as of the date of the Original Form 10-Q, and the Company has not updated or amended the disclosures contained in the amended items to reflect events that have occurred since the filing of the Original Form 10-Q or modified or updated those disclosures in any way other than as described in the preceding paragraph. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-Q on May 21, 2018. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial and accounting officer are also being filed as exhibits to this Amendment No. 1.

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

$12,500 Convertible Note - Global

On January 22, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $12,500, for the release of reserved shares. Under the terms of the agreement, the convertible note incurs interest at 8% per annum and has a maturity date of January 22, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest traded price of the Company’s common stock during the previous 20 trading days preceding the conversion date.

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

PART II – OTHER INFORMATION

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

Creative Medical Technology Holdings, Inc.

Date: August 2, 2018	By	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2018	By	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial Officer)