Form 10-Q
period 2018-06-30
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2018-08-14
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on August 14, 2018, was 717,148,155.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$100,501	$13,697
Accounts receivable	4,800	4,801
Total Current Assets	105,301	18,498

OTHER ASSETS
Licenses, net of amortization	174,077	184,649
TOTAL ASSETS	$279,378	$203,147

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$272,831	$237,566
Accrued expenses	40,055	23,140
Management fee payable - related party	254,050	352,750
Convertible notes payable, net of discount of $525,833 and $192,291, respectively	239,980	251,748
Notes payable, net of discount of $0 and $0, respectively	125,000	125,000
Notes payable - related party - current	-	125,000
Advances from related party	10,800	10,800
Derivative liabilities	9,928,770	1,309,190
Total Current Liabilities	10,871,486	2,435,194

LONG TERM LIABILITIES
Convertible notes payable, net of discount of $0 and $54,085, respectively	-	915
Accrued expenses, net of current portion	-	3,211
TOTAL LIABILITIES	10,871,486	2,439,320

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 7,000,000 and 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2018 and December 31, 2017	-	-
Series A preferred stock, $0.001 par value, 3,000,000 and 0 shares authorized, 3,000,000 shares issued and outstanding at June 30, 2018 and December 31, 2017	3,000	-
Common stock, $0.001 par value, 3,000,000,000 and 600,000,000 shares authorized; 677,730,755 and 115,399,226 issued and 677,130,755 and 114,799,226 outstanding at June 30, 2018 and December 31, 2017, respectively	677,133	114,800
Additional paid-in capital	6,172,423	1,074,707
Accumulated deficit	(17,444,664)	(3,425,680)
TOTAL STOCKHOLDERS' DEFICIT	(10,592,108)	(2,236,173)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$279,378	$203,147

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017

Revenues	$4,800	$-	$14,400	$-

Cost of revenues	2,528	-	4,928	-

Gross profit	2,272	-	9,472	-

OPERATING EXPENSES
Research and development	4,200	25,189	7,400	85,020
General and administrative, including stock-based compensation of $0, $140,957, $1,877 and $142,423, respectively	307,616	368,016	510,546	546,394
Amortization of patent costs	5,286	2,786	10,572	5,423
TOTAL EXPENSES	317,102	395,991	528,518	636,837

Operating loss	(314,830)	(395,991)	(519,046)	(636,837)

OTHER INCOME/(EXPENSE)
Interest expense	(412,995)	(63,240)	(604,303)	(65,745)
Gain on extinguishment of convertible notes	650,929	-	496,645	-
Change in fair value of derivatives liabilities	(6,355,508)	(427,125)	(13,392,280)	(427,125)
Total other expense	(6,117,574)	(490,365)	(13,499,938)	(492,870)

OPERATING LOSS	(6,432,404)	(886,356)	(14,018,984)	(1,129,707)

NET LOSS	$(6,432,404)	$(886,356)	$(14,018,984)	$(1,129,707)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	623,924,281	106,226,387	407,236,924	105,667,617

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED COLNSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,018,984)	$(1,129,707)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	1,877	142,423
Amortization	10,572	5,423
Amortization of debt discounts	549,495	55,941
Increase in principal balance due to penalty provision	12,500	-
Change in fair value of derivatives liabilities	13,392,280	427,125
Loss on extinguishment of convertible notes payable	(496,645)	-
Changes in assets and liabilities:
Accounts receivable	1	-
Accounts payable	35,265	(13,181)
Accrued expenses	52,637	5,754
Management fee payable	51,300	13,000
Net cash used in operating activities	(409,702)	(493,222)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of licenses	-	(100,000)
Net cash used in investing activities	-	(100,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	90,000
Payments on convertible notes payable	(189,800)	-
Prepayment premiums paid on convertible notes payable	(57,004)	-
Proceeds from convertible notes payable	743,310	285,750
Proceeds from sale of common stock	-	100,000
Net cash provided from financing activities	496,506	475,750

NET INCREASE (DECREASE) IN CASH	86,804	(117,472)
BEGINNING CASH BALANCE	13,697	221,868
ENDING CASH BALANCE	$100,501	$104,396

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$6,670	$4,050
Cash payments for income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Fair value of warrants issued in private placement	$-	$5,546
Conversion of notes payable, accrued interest and derivative liabilities into common stock	$5,511,172	$-
Conversion of management fees into preferred stock	$150,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2018 and for the three and six months period then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The operations for the three and six months period ended June 30, 2018, are not necessarily indicative of the operating results for the full year.

Going Concern – The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the six month period ended June 30, 2018, the Company incurred a net loss of $14,018,984 had negative cash flows from operating activities, had a working capital deficit of $10,766,185 and had minimal revenue-generating activities. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of equity securities. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Revenue - The Company recognizes revenue as it is earned as defined by U.S. GAAP. We have adopted the new revenue recognition standard ASC 606 that went into effect on January 1, 2018 and determined there was no material impact to the Company’s financial statements. All revenues reported in 2018 and beyond will reflect those standards.

Fair Value of Financial Instruments   - The Company’s financial instruments consist of cash and cash equivalents, convertible notes, and payables.  The carrying amount of cash and cash equivalents and payables approximates fair value because of the short-term nature of these items.

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of June 30, 2018 and December 31, 2017, the Company didn’t have any Level 1 or 2 financial instruments. The table below reflects the results of our Level 3 fair value calculations:

	Notes	Warrants	Total

Derivative liability at December 31, 2017	$1,060,315	$248,875	$1,309,190
Addition of new conversion option derivatives	2,198,749	313,608	2,512,357
Conversion of note derivatives	(3,017,685)	(1,805,258)	(4,822,943)
Change in fair value	5,481,702	5,448,464	10,930,166
Derivative liability at June 30, 2018	$5,723,081	$4,205,689	$9,928,770

Basic and Diluted Loss Per Share – The Company follows Financial Accounting Standards Board (“FASB”) ASC 260 Earnings per Share to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. During the three and six month periods ended June 30, 2018, the Company had 500,000 options and 76,968,929 warrants to purchase common stock outstanding. During the three and six month periods ended June 30, 2017, the Company had 500,000 options and 800,000 warrants to purchase common stock outstanding. In addition, the Company has various convertible notes payable which at June 30, 2018 are convertible into approximately 92,775,038 shares of common stock. The effects of the dilutive securities were anti-dilutive due to net loss during the three month period ended June 30, 2018 and 2017.

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

NOTE 2 – LICENSING AGREEMENTS

ED Patent – The Company acquired a patent from CMH. Amortization expense of $2,493 and $4,986 were recorded for the three month and six month periods ended June 30, 2018, respectively. As of June 30, 2018, the carrying value of the patent was $75,890. The Company expects to amortize approximately $9,972 annually through 2026 related to the patent costs.

Male Infertility License Agreement - The Company has acquired a royalty license from Los Angeles Biomedical Research Institute at Harbor-UCLA Medical Center (“ LABIOMED ”) granting the exclusive license to the products and services of a LABIOMED patent.

The Company is subject to a 6% royalty payment to LABIOMED on net sales of any products under this license and 25% on any non-royalty sublicense income. Commencing in 2019, and each subsequent year thereafter, the Company is required to pay to LABIOMED annual maintenance royalties of $20,000, unless during the prior one-year period the Company paid $50,000 or more in actual royalty payments. Finally, the Company agreed to pay LABIOMED certain milestone payments upon achieving the milestones set forth in the agreement. As of June 30, 2018, no amounts are currently due to LABIOMED.

Multipotent Amniotic Fetal Stem Cells License Agreement - In August 2016, CMT entered into a License Agreement with a University. This license agreement grants to CMT the exclusive right to all products derived from a patent for use of multipotent amniotic fetal stem cells composition of matter throughout the world during the period ending on the expiration date of the longest-lived patent rights under the patent. CMT paid the University an initial license fee within 30 days of entering into the agreement. CMT is also required to pay annual license maintenance fees on each anniversary date of the agreement, which maintenance fees would be credited toward any earned royalties for any given period. The License Agreement provides for payment of various milestone payments and earned royalties on the net sales of licensed products by CMT or any sub licensee. CMT is also required to reimburse the University for any future costs associated with maintaining the patent. CMT may terminate the license agreement for any reason upon 90 days’ written notice and the University may terminate the agreement in the event CMT fails to meet its obligations set forth therein, unless the breach is cured within 30 days of the notice from the University specifying the breach. CMT is also obligated to indemnify the University against claims arising due to the exercise of the license by CMT or any sub licensee. As of June 30, 2018, no amounts are currently due to the University.

The Company estimates that the patent expires in February 2026 and has elected to amortize the patent through the period of expiration on a straight line basis. Amortization expense of $293 and $586 were recorded for the three and six month periods ended June 30, 2018 2018, respectively. As of June 30, 2018, the carrying value of the patent was $8,187. The Company expects to amortize approximately $1,172 annually through 2026 related to the patent costs.

Lower Back Patent – The Company, through a newly created subsidiary of CMT, StemSpine, LLC, acquired a patent from CMH, a related company, on May 17, 2017, for $100,000, payable in cash or stock. The patent expires on May 19, 2027 and the Company has elected to amortize the patent over a ten-year period on a straight line basis. Amortization expense of $2,500 and $5,000 were recorded for the three and six month periods ended June 30, 2018, respectively. As of June 30, 2018, the carrying value of the patent was $90,000. The company expects to amortize approximately $10,000 annually through 2027 related to the patent costs.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has incurred a monetary obligation to a related corporation to reimburse the cost of services provided to the Company (management and consulting) through June 30, 2018. Each of the Company’s executive officers is employed by the parent company, CMH, and will continue to receive his or her salary or compensation from CMH. The Company has an agreement with CMH which obligates the Company to reimburse CMH $35,000 per month for such services beginning January 2016. The compensation paid by CMH will include an allocation of services performed for CMH and for the Company. The amounts are presented as a “management fee payable - related party” on the accompanying unaudited condensed consolidated balance sheets. The liability is non-interest bearing, unsecured, and will be due upon the Company successfully raising at least $1,000,000 through the sale of equity. As of June 30, 2018, amounts due to CMH under the arrangement were $154,050.

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

NOTE 4 – DEBT

$400,000 Convertible Debenture

On May 2, 2017, the Company entered into a convertible debenture agreement with a third party for an aggregate principal amount of up to $400,000, for which up to $360,000 in proceeds is to be received. On May 2, 2017, the Company received the first tranche of proceeds of $85,000 for which the Company issued a convertible debenture in the face amount of $100,000. During the three and six month period ended June 30, 2018 the Company amortized $54,085 to interest expense. As of June 30, 2018, a discount of $0 remained. During the three and six month periods ended June 30, 2018, the lender converted $54,200 of principal into 23,485,183 shares of common stock. On March 23, 2018 the Company paid the lender $1,000 to extinguish the remaining principal balance. As of June 30, 2018 the Company had fulfilled all the obligations of the debenture.

$115,000 Convertible Note

On April 10, 2017, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $115,000, for which $103,250 in proceeds were received on May 5, 2017. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of January 10, 2018. The note holder has notified the company they do not consider the note in default and their intent is to continue converting the remaining principal and accrued interest into common shares. During the three and six month periods ended June 30, 2018, the Company amortized $0 and $4,600 to interest expense respectively. As of June 30, 2018, a discount of $0 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature and the warrants as derivative liabilities, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. During the three and six month periods ended June 30, 2018, the lender converted $70,341 of principal, interest and fees into 80,306,141 common shares $134,127 of principal, interest and fees into 145,929,641 common shares respectively. As of June 30, 2018 the Company had fulfilled all the obligations of the note.

$55,000 Convertible Note

On April 24, 2017, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $55,000, for which $47,500 in proceeds were received on May 8, 2017. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of April 24, 2018. During the three and six month periods ended June 30, 2018 the Company amortized $0 and $17,863 to interest expense respectively. As of June 30, 2018, a discount of $0 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature and the warrants as derivative liabilities, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. The warrants were considered derivative liabilities as there are various reset provisions to the exercise price based upon additional issuances of common stock and equivalents. As of June 30, 2018 the Company had fulfilled all the obligations of the note.

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

$50,000 Convertible Note

On July 19, 2017, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $50,000, for which $43,000 in proceeds were received on July 25, 2017. Under the terms of the agreement, the convertible note incurs interest at 5% per annum and has a maturity date of July 19, 2018. During the three and six months ended June 30, 2018 the Company amortized $15,068 and $27,397 respectively to interest expense. As of June 30, 2018, a discount of $0 remained.

During the three and six month periods ended June 30, 2018, the lender converted $31,720 of principal, interest and fees into 35,756,381 common shares $54,697 of principal, interest and fees into 56,453,381 common shares respectively. As of June 30, 2018 there were 333,470,447 common shares reserved with our transfer agent. As of June 30, 2018 the Company had fulfilled all the obligations of the note.

$30,000 Convertible Note

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

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of June 30, 2018, there were 0 shares reserved with our transfer agent with a potential of up to 1,629,600 being reserved if and when the lender issues a request to our transfer agent.

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

During the three and six month periods ended June 30, 2018, the lender converted $ 27,744 of principal, interest and fees into 4,533,351 common shares.

$44,000 Convertible Note

On January 17, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $44,000, for which $19,000 in proceeds were received on January 23, 2018 and $19,000 in proceeds were received on February 26, 2018. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of January 17, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest traded price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing the on issuance discount of $4,000, legal fees of $2,000 and the remaining discount of $34,324 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $40,324 to interest expense using the straight-line method over the term of the loan. During the three and six month periods ended June 30, 2018 the Company amortized $32,259 and $40,324 to interest expense respectively. As of June 30, 2018, a discount of $0 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of June 30, 2018, there were 125,259,293 shares reserved with our transfer agent with a potential of 0 being reserved if and when the lender issues a request to our transfer agent.

In the event of default, the holder has the right to require the Company to pay an amount equal to 120% multiplied by the then outstanding entire balance of the note, including principal and accrued unpaid interest. In addition, the default interest rate would increase to 24%.

There is no option for the Company to redeem the convertible note prior to maturity.

During the three and six month periods ended June 30, 2018, the lender converted $44,000 of principal, interest and fees into 27,518,485 common shares. As of June 30, 2018 the Company had fulfilled all the obligations of the note.

$12,500 Convertible Note

On January 22, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $12,500, in exchange for the release of reserved shares to the Company. Under the terms of the agreement, the convertible note incurs interest at 8% per annum and has a maturity date of January 22, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest traded price of the Company’s common stock during the previous 20 trading days preceding the conversion date.

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

During the three and six month periods ended June 30, 2018, the lender converted $12,925 of principal, interest and fees into 2,111,873 common shares. As of June 30, 2018 the Company had fulfilled all the obligations of the note.

$53,000 Convertible Note

On February 15, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $53,000, for which $50,000 in proceeds were received on February 22, 2018 . Under the terms of the agreement, the convertible note incurs interest at 12% per annum and has a maturity date of February 15, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 61% of the average of the two lowest traded prices of the Company’s common stock during the previous 15 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing the on issuance discount of $3,000 and the remaining discount of $50,000 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $53,000 to interest expense using the straight-line method over the term of the loan. During the three and six months ended June 30, 2018 the Company amortized $46,611 and $53,000 to interest expense respectively. As of June 30, 2018, a discount of $0 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of June 30, 2018, there were 0 shares reserved with our transfer agent with a potential of up to 256,031,833 being reserved if and when the lender issues a request to our transfer agent.

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

On April 26, 2018 the Company retired the note with a payment of $82,084 to the note holder. A derivative liability gain of $279,795 was recorded to reflect the retirement of the derivative liability.

$27,500 Convertible Note

On March 9, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $27,500, for which proceeds of $23,500 were received on March 9, 2018. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of March 9, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest traded price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is amortizing the discount of $27,500 due to on issuance discount of $4,000 and the recording of a derivative liability as discussed in Note 5. The Company is amortizing the discount of $27,500 to interest expense using the straight-line method over the term of the loan. During the three and six months ended June 30, 2018 the Company amortized $25,842 and $27,500 to interest expense respectively. As of June 30, 2018, a discount of $0 remained.

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

During the three and six month periods ended June 30, 2018, the lender converted $28,344 of principal, interest and fees into 4,631,346 common shares. As of June 30, 2018 the Company had fulfilled all the obligations of the note.

$60,000 Convertible Note

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

During the three and six month periods ended June 30, 2018, the lender converted $60,147 of principal, interest and fees into 45,665,203 common shares. As of June 30, 2018 the Company had fulfilled all the obligations of the note.

$115,000 Convertible Note

On March 13, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $115,000, for which $97,250 in proceeds were received on March 19, 2018 . Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of December 13, 2018. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the average of the two lowest traded prices of the Company’s common stock during the previous 25 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to six times the number of common shares the convertible note is convertible into. The Company is amortizing the original issuance discount of $15,000 legal fees of $2,750 and the remaining discount of $97,250 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $115,000 to interest expense using the straight-line method over the term of the loan. During the three and six months ended June 30, 2018 the Company amortized $38,055 and $45,582 to interest expense respectively. As of June 30, 2018, a discount of $69,418 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of June 30, 2018, there were 500,000,000 shares reserved with our transfer agent with a potential of 114,429,224 being reserved if and when the lender issues a request to our transfer agent.

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

$48,000 Convertible Note

On March 15, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $48,000, for which $45,600 in proceeds were received on March 20, 2018 . Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of March 15, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 63% of the average of the two lowest traded prices of the Company’s common stock during the previous 12 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to six times the number of common shares the convertible note is convertible into. The Company is amortizing legal fees of $2,400 and the remaining discount of $45,600 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $48,000 to interest expense using the straight-line method over the term of the loan. During the three and months ended June 30, 2018 the Company amortized $45,896 and $48,000 to interest expense respectively. As of June 30, 2018, a discount of $0 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of June 30, 2018, there were 0 shares reserved with our transfer agent with a potential of 0 being reserved if and when the lender issues a request to our transfer agent.

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

On April 25, 2018 the Company retired the note with a payment of $60,000 to the note holder. A derivative liability gain of $209,076 was recorded to reflect the retirement of the derivative liability.

$110,000 Convertible Note

On April 3, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $110,000, for which $95,000 in proceeds were received on April 3, 2018 . Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of March 29, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest traded price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to five times the number of common shares the convertible note is convertible into. The Company is amortizing legal fees of $2,652 and the remaining discount of $107,348 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $110,000 to interest expense using the straight-line method over the term of the loan. During the three and months ended June 30, 2018 the Company amortized $26,521 to interest expense. As of June 30, 2018, a discount of $83,479 remained. At no additional cost, we issued to the note holder 11,000,000 five-year warrants to purchase common stock at $0.01, subject to adjustment if we issue securities at less than the exercise price.  The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of June 30, 2018, there were 118,000,000 shares reserved with our transfer agent with a potential of 92,000,000 being reserved if and when the lender issues a request to our transfer agent.

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

$110,000 Convertible Note

On April 11, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $110,000, for which $100,000 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity 12 months from the effective date of payment. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $10,000 and the remaining discount of $100,000 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $110,000 to interest expense using the straight-line method over the term of the loan. During the three and months ended June 30, 2018 the Company amortized $24,110 to interest expense. As of June 30, 2018, a discount of $85,890 remained. At no additional cost, we issued to the note holder 11,000,000 five-year warrants to purchase common stock at $0.01, subject to adjustment if we issue securities at less than the exercise price.  The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of June 30, 2018, there were 18,333,333 shares reserved with our transfer agent with a potential of 55,103,411 being reserved if and when the lender issues a request to our transfer agent.

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

$110,000 Convertible Note

On April 13, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $110,000, for which $99,000 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of March 29, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $10,000, legal fees of $1,000 and the remaining discount of $99,000 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $110,000 to interest expense using the straight-line method over the term of the loan. During the three and months ended June 30, 2018 the Company amortized $24,110 to interest expense. As of June 30, 2018, a discount of $85,890 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of June 30, 2018, there were 13,000,000 shares reserved with our transfer agent with a potential of 55,103,411 being reserved if and when the lender issues a request to our transfer agent.

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

$108,000 Convertible Note

On May 14, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $108,000, for which $94,960 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 8% per annum and has a maturity date of May 14, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $8,000, legal fees of $5,040 and the remaining discount of $94,960 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $108,000 to interest expense using the straight-line method over the term of the loan. During the three and six months ended June 30, 2018 the Company amortized $13,907 to interest expense. As of June 30, 2018, a discount of $94,093 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of June 30, 2018, there were 35,000,000 shares reserved with our transfer agent with a potential of 53,486,543 being reserved if and when the lender issues a request to our transfer agent.

In the event of default, the holder has the right to require the Company to pay an amount equal to 150% multiplied by the then outstanding entire balance of the note, including principal and accrued unpaid interest. In addition, the default interest rate would increase to 24%.

There is no option to pre-pay this note.

$108,000 Note

On June 27, 2018, the Company entered into a note agreement with a third party for an aggregate principal amount of $108,000, for which $100,000 in proceeds were received. Under the terms of the agreement, the note incurs interest at 8% per annum and has a maturity date of June 27, 2019. The Company is amortizing the on-issuance discount of $8,000 to interest expense using the straight-line method over the term of the loan. During the three and six months ended June 30, 2018 the Company amortized $66 to interest expense. As of June 30, 2018, a discount of $7,934 remained.

In the event of default, the holder has the right to require the Company to pay an amount equal to 120% multiplied by the then outstanding entire balance of the note, including principal and accrued unpaid interest. In addition, the default interest rate would increase to 24%.

As of June 30, 2018, future loan maturities are as follows:

For the year ended December 31,

2018	118,434
2019	554,658
Total	$673,092

NOTE 5 – DERIVATIVE LIABILITIES

Derivative Liabilities

In connection with convertible notes payable, the Company records derivative liabilities for the conversion feature. In addition, the Company has warrants for which the exercise prices reset upon future events. These warrants are also considered to be derivative liabilities. The derivative liabilities are valued on the date the convertible note payable become convertible and revalued at each reporting period. The warrants are valued on the date of issuance and revalued at each reporting period. During the six months ended June 30, 2018, the Company recorded initial derivative liabilities of $3,271,870 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.00126 to $0.025 our stock price on the date of grant of $0.0029 to $0.0185, expected dividend yield of 0%, expected volatility of 86% to 195%, risk free interest rate of 2.03% to 2.63% and expected terms ranging from 1.0 to 5.0 years. Upon initial valuation, the derivative liability exceeded the face value certain of the convertible note payables by approximately $502,000, which was recorded as a day one loss on derivative liability.

On June 30, 2018, the derivative liabilities were revalued at $9,928,770 resulting in a loss of $4,424,949 related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following average assumptions: an exercise price of $0.0008 to $0.025, our stock price on the date of valuation ($0.055), expected dividend yield of 0%, expected volatility of 88% to 195%, risk-free interest rate of 2.63%, and an expected terms ranging from 0.5 to 4.9 years.

In connection with convertible notes converted, as disclosed in Note 5, the Company reclassed derivative liabilities with a fair of $3,153,736 to additional paid-in capital. The Company revalued the derivative liabilities at each conversion date recording the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted to the pre-conversion carrying value to additional paid-in capital

Future Potential Dilution

Most of the Company’s convertible notes payable contain adjustable conversion terms with significant discounts to market. As of June 30, 2018 the Company’s convertible notes payable are potentially convertible into an aggregate of approximately 93 million shares of common stock. In addition, due to the variable conversion prices on some of the Company’s convertible notes, the number of common shares issuable is dependent upon the traded price of the Company’s common stock.

NOTE 6 – WARRANTS

From March 2017 through May 2018, the Company issued 78,526,087 warrants to multiple parties associated with the issuance of convertible notes. The issued warrants expire 5 years from the date of issuance and have anti-dilution and re-pricing features.

The fair value of each warrant is estimated using the Black-Scholes valuation model. Assumptions used in calculating the fair value at June 30, 2018 were as follows:

Weighted Average Inputs Used

Annual dividend yield	$-
Expected life (years)	4.1 to 4.9
Risk-free interest rate	2.63%
Expected volatility	195%
Common stock price	$0.055

Since the expected life of the options was greater than the Company’s historical stock information available, the Public Company determined the expected volatility based on price fluctuations of comparable public companies.

The issuances, exercises and pricing re-sets during the six months ended June 30, 2018 are as follows:

Outstanding at December 31, 2017	23,426,087
Issuances	66,176,923
Exercises	(156,560,322)
Anti-Dilution/Modification	159,727,241
Forfeitures/cancellations	(15,200,000)
Outstanding at June 30, 2018	77,569,929
Weighted Average Price at June 30, 2018	$0.0038

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, management reviewed all material events through August 14, 2018, for these financial statements and there are no material subsequent events to report, except as follows:

Conversion Notice

In August of 2018 we issued 34,737,400 shares of common stock for the conversion of $40,269 in convertible notes.

On August 7, 2018 we converted three back-end notes dated January 18, 2018 into 5,280,000 restricted shares in consideration of $114,000 in proceeds.

On August 8, 2018 we amended a convertible promissory note dated March 13, 2018. In consideration of a pre-payment of $106,342, the note obligation was fulfilled and the holder consented to the release of all reserved shares.

On August 8, 2018, the Company entered into a promissory note agreement with a third party for an aggregate principal amount of $107,000, for which $106,500 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 8% per annum and has a maturity date of August 22, 2018.

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

During the first six months of 2018, we issued $936,000 in convertible notes with net proceeds of $743,310 to accredited investors. In addition, we issued $12,500 in convertible notes for the release of reserved shares and a $60,000 convertible note in exchange for a $50,000 convertible note.

During the six month period ending June 30, 2018, we incurred interest expense of $604,303 arising from the third party notes of $786,135.

Plan of Operations

We commenced marketing stem cell concentration machines and disposable kits for the Caverstem ED treatment in the fourth quarter of 2017. For the next 12 months our plan of operations is to market our stem cell concentration machines and disposable kits, complete the UCLA/LABiomed clinical trial and partner with leading researchers on investigator-initiated trials to advance our neurological programs. We estimate the costs to complete the clinical trials will be approximately $400,000, excluding overhead and other costs associated with maintaining our company structure. As of June 30, 2018, we had approximately $101,000 cash on hand. With an estimated monthly cash burn rate of approximately $65,000 based on historic trends and anticipated future revenues and expenses, management anticipates sufficient cash on hand and committed funds to meet operating expenses and costs of the current operations through at least August 2018. Historically, we have met our cash flow requirements through the sale of equity securities or borrowed funds. We intend to fund our business through sales of stem cell centration machines and disposable kits along with continuing to seek investments to meet our cash flow requirements, including both operating expenses and the balance of funding required to fund our sales efforts and compete our ED clinical trial. The securities offered by us to potential investors have not been registered under the Securities Act of 1933, as amended (the “ Act ”), and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. If we are unable to obtain further financing, we may seek alternative sources of funding or revise our business plan. We currently have no alternative sources for funding.

Results of Operations – For the Three Month Period Ended June 30, 2018 and 2017

Gross Revenue. We generated $4,800 gross revenue for the three month period ended June 30, 2018 in comparison with $0 for the comparable quarter a year ago.

Cost of Goods Sold. We generated $2,528 cost of goods sold for the three month period ended June 30, 2018 in comparison with $0 for the comparable quarter a year ago.

Gross Profit/(Loss). We generated $2,272 in gross profit for the three month period ended June 30, 2018 in comparison with $0 for the comparable quarter a year ago.

General and Administrative Expenses. General and administrative expenses for the three month period ended June 30, 2018, totaled $307,616, in comparison with $368,016, for the comparable quarter a year ago. The decrease of $60,400, or 16% is primarily due to a decrease of $140,957 in stock based compensation offset by increased travel and marketing expenses associated with the commercialization of the Caverstem procedure and increased accounting expenses.

Research and Development Expenses. Research and development expenses for the three month period ended June 30, 2018, totaled $4,200 in comparison with $25,189, for the comparable quarter a year ago. The decrease of $20,989, or 83% is primarily due to a decrease of $16,588 in clinical research expenses associated with the erectile dysfunction trial and a reduction of $4,400 in laboratory expenses.

Other Income / Expense. Other expense for the three month period ended June 30, 2018, totaled $6,117,574 in comparison with other expense of $490,365, for the comparable quarter a year ago. The increase of $5,627,209, or 1,148% is due to an increase of $349,755 in interest expense, an increased expense of $5,928,383 associated with the change in the fair value of derivative liabilities, offset by a $650,929 gain on extinguishment of convertible notes.

Net Loss. For the reasons stated above, our net loss for the three month period ended June 30, 2018 totaled $6,432,404 in comparison to $886,356, for the comparable quarter a year ago.

Results of Operations – For the Six Month Period Ended June 30, 2018 and 2017

Gross Revenue. We generated $14,400 gross revenue for the six month period ended June 30, 2018 in comparison with $0 for the comparable quarter a year ago.

Cost of Goods Sold. We generated $4,928 cost of goods sold for the six month period ended June 30, 2018 in comparison with $0 for the comparable quarter a year ago.

Gross Profit/(Loss). We generated $9,472 in gross profit for the six month period ended June 30, 2018 in comparison with $0 for the comparable quarter a year ago.

General and Administrative Expenses. General and administrative expenses for the six month period ended June 30, 2018, totaled $510,546, in comparison with $546,394, for the comparable period a year ago. The decrease of $35,848, or 7% is primarily due to a $104,546 reduction in stock-based compensation, a reduction of $32,978 in public company reporting and shareholder-related expenses, offset by an increase of $62,411 in marketing and $40,285 in travel associated with the commercialization of the Caverstem procedure, and a $20,067 increase in accounting fees.

Research and Development Expenses. Research and development expenses for the six month period ended June 30, 2018, totaled $7,400 in comparison with $85,020, for the comparable period a year ago. The decrease of $77,620, or 91% is primarily due to a decrease of $62,596 in clinical research expenses associated with the erectile dysfunction trial as the trial nears completion and a reduction of $15,024 in laboratory expenses.

Other Income / Expense. Other expense for the six month period ended June 30, 2018, totaled $13,499,938 in comparison with other expense of $492,870, for the comparable period a year ago. The increase of $13,007,068, or 2,639% is primarily due to an increase of $538,558 in interest expense, and a $12,965,155 expense increase associated with the change in the fair value of derivative liabilities, offset by a $496,645 gain on the extinguishment of convertible notes,

Net Loss. For the reasons stated above, our net loss for the six month period ended June 30, 2018 totaled $14,018,984 in comparison to $1,129,707, for the comparable quarter a year ago.

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

Cash Flows

Net Cash used in Operating Activities. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was $409,702 for the six month period ended June 30, 2018 in comparison to $493,222 for the comparable period a year ago, a decrease of $83,520 or 17%. The decrease in cash used in operations was primarily related to a $48,466 increase in accounts payable, a $20,000 pre-payment from a new Caverstem customer, and $38,300 lower payments towards an outstanding balance of management fees payable to a related party.

Net Cash used in Investing Activities. There was no cash used in investing activities in the six month period ended June 30, 2018 compared $100,000 for the comparable period a year ago. The $100,000 investment was associated with the purchase of the Stemspine license from a related party. See “NOTE 2 – LICENSING AGREEMENTS – Lower Back Patent”.

Net Cash From Financing Activities. In the six month period ended June 30, 2018 we raised $743,310 through the issuance of convertible and non-convertible debt, expended $189,800 to retire convertible debt and paid $57,004 in prepayment premiums on the retired convertible notes. In the six month period ended June 30, 2017, we raised $100,000 through the sale of common stock, $90,000 in proceeds from notes payable and $285,750 in proceeds from convertible notes. The increase in cash flows from financing activities were primarily related to our need to obtain additional capital due marketing and travel expenses associated with the commercialization of the Caverstem ED procedure, increases in capital markets marketing costs and increased legal and accounting fees associated with public company reporting and audit requirements.

Basis of Presentation / Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   As of June 30, 2018, the Company had $100,501 of available cash and a working capital deficit of $10,766,185.  For the six month period ended June 30, 2018, the Company had $14,400 in revenue, $14,018,984 in operating loss and used net cash for operating activities of $409,702. These factors, among others, indicate that the Company may be unable to continue as a going concern for the next twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing as may be required, and ultimately to attain sufficient cash flow from operations to meet its obligations on a timely basis. Management is in the process of negotiating various financing plans including access to ongoing credit facilities and possible sale of capital stock either in private or in public offerings and believes these steps may generate sufficient cash flow for the Company to continue as a going concern. If the Company is unsuccessful in these efforts, it may be required to substantially curtail or terminate its operations.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Convertible Notes/Debentures

During the three-month period ended June 30, 2018, we issued a promissory note in the face amount of $108,000 and convertible promissory notes in the aggregate face amount of $438,000 to multiple lenders for which we received proceeds of $488,960. The notes bear interest ranging from 8% to 10% which would increase ranging from 18 to 24% in the event of default and have maturity dates ranging from March 2019 through June 2019. The notes are convertible at 60% of the lowest traded or average of the two lowest traded prices of our common stock during 20 prior trading days preceding the conversion date. On all but two loans, we have the option to redeem the notes, in whole or in part, up to 180 days from the date of issuance ranging from 110% to 140% of the principal and interest depending on the numbers of days following issuance up to 180 days from issuance. After 180 days the right of prepayment expires.

In connection with the transactions above, during the three-month period ended June 30, 2018, we issued to the lenders an aggregate of warrants to purchase 22,000,000 shares of our Common Stock exercisable at $0.01 per share terminating five years from the issuance dates. The warrants include cashless exercise provisions.

The issuance of these securities was made pursuant to Rule 506(b) of Regulation D promulgated by the SEC under the Securities Act as a transaction not involving any public offering. No selling commissions or other remuneration were paid in connection with the issuance of these shares.

From April 28, 2018 through June 30, 2018, we issued an aggregate of 226,021,138 shares upon the conversions of outstanding notes and 50,769,385 shares upon the cashless exercise of outstanding warrants. These conversions were made pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933. As a result of these issuances, we had outstanding 677,130,755 shares of common stock as of June 30, 2018.

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

Creative Medical Technology Holdings, Inc.

Date: August 14, 2018	By	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2018	By	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial Officer)