Form 10-Q
period 2018-09-30
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2018-11-14
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on November 14, 2018, was 830,514,426.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$172,832	$13,697
Accounts receivable	14,000	4,801
Total Current Assets	186,832	18,498

OTHER ASSETS
Licenses, net of amortization	168,791	184,649
TOTAL ASSETS	$355,623	$203,147

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$242,843	$237,566
Accrued expenses	29,640	23,140
Management fee payable - related party	269,050	352,750
Convertible notes payable, net of discount of $773,641 and $192,291, respectively	214,109	251,748
Notes payable, net of discount of $0 and $0, respectively	125,000	125,000
Notes payable - related party - current	-	125,000
Advances from related party	10,800	10,800
Derivative liabilities	6,818,117	1,309,190
Total Current Liabilities	7,709,559	2,435,194

LONG TERM LIABILITIES
Convertible notes payable, net of discount of $0 and $54,085, respectively	-	915
Accrued expenses, net of current portion	-	3,211
TOTAL LIABILITIES	7,709,559	2,439,320

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 7,000,000 shares authorized, no shares issued and outstanding at September 30, 2018 and December 31, 2017	-	-
Series A preferred stock, $0.001 par value, 3,000,000 authorized, 3,000,000 shares issued and outstanding at September 30, 2018 and December 31, 2017	3,000	-
Common stock, $0.001 par value, 3,000,000,000 shares authorized; 784,794,117 and 115,399,226 issued and 784,194,117 and 114,799,226 outstanding at September 30, 2018 and December 31, 2017, respectively	784,196	114,800
Additional paid-in capital	10,874,552	1,074,707
Accumulated deficit	(19,015,684)	(3,425,680)
TOTAL STOCKHOLDERS' DEFICIT	(7,353,936)	(2,236,173)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$355,623	$203,147

The accompanying notes are an integral part of these consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017

Revenues	$52,400	$-	$66,800	$-

Cost of revenues	36,395	-	41,323	-

Gross profit	16,005	-	25,477	-

OPERATING EXPENSES
Research and development	2,884	87,728	10,284	172,748
General and administrative, including stock-based compensation of $0, $1,689, $1,877 and $144,112, respectively	282,670	201,985	793,216	748,379
Amortization of patent costs	5,286	5,286	15,858	10,709
TOTAL EXPENSES	290,840	294,999	819,358	931,836

Operating loss	(274,835)	(294,999)	(793,881)	(931,836)

OTHER INCOME/(EXPENSE)
Interest expense	(377,038)	(129,778)	(981,341)	(195,523)
Gain on extinguishment of convertible notes	-	-	496,645	-
Change in fair value of derivatives liabilities	(919,147)	372,595	(14,311,427)	(54,530)
Total other expense	(1,296,185)	242,817	(14,796,123)	(250,053)

OPERATING LOSS	(1,571,020)	(52,182)	(15,590,004)	(1,181,889)

NET LOSS	$(1,571,020)	$(52,182)	$(15,590,004)	$(1,181,889)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	739,239,617	106,313,750	519,120,610	105,885,362

The accompanying notes are an integral part of these consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,590,004)	$(1,181,889)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	1,877	144,112
Amortization	15,858	10,709
Amortization of debt discounts	878,349	173,578
Increase in principal balance due to penalty provision	12,500	-
Change in fair value of derivatives liabilities	14,311,427	54,530
Gain on extinguishment of convertible notes payable	(496,645)	-
Changes in assets and liabilities:
Accounts receivable	(9,199)	-
Accounts payable	5,765	90,713
Accrued expenses	47,133	10,845
Management fee payable	66,300	(69,500)
Net cash used in operating activities	(756,639)	(766,902)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	90,000
Payments on convertible notes payable	(405,294)	-
Prepayment premiums paid on convertible notes payable	(57,004)	-
Proceeds from convertible notes payable	1,378,072	376,250
Proceeds from sale of common stock	-	100,000
Net cash provided from financing activities	915,774	566,250

NET INCREASE (DECREASE) IN CASH	159,135	(200,652)
BEGINNING CASH BALANCE	13,697	221,868
ENDING CASH BALANCE	$172,832	$21,216

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$6,712	$11,100
Cash payments for income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Fair value of warrants issued in private placement	$-	$5,546
Purchase of patents with amounts due to related party	$-	$100,000
Conversion of notes payable, accrued interest and derivative liabilities into common stock	$10,319,680	$-
Conversion of management fees into preferred stock	$150,000	$-
Beneficial conversion feature	$114,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2018 and for the three and nine month periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The operations for the three and nine month periods ended September 30, 2018, are not necessarily indicative of the operating results for the full year.

Going Concern – The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the nine month period ended September 30, 2018, the Company incurred a net loss of $15,590,004 had negative cash flows from operating activities, had a working capital deficit of $7,522,727 and had minimal revenue-generating activities. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of equity securities. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of September 30, 2018 and December 31, 2017, the Company didn’t have any Level 1 or 2 financial instruments. The table below reflects the results of our Level 3 fair value calculations:

	Notes	Warrants	Total

Derivative liability at December 31, 2017	$1,060,315	$248,875	$1,309,190
Addition of new conversion option derivatives	2,839,915	365,268	3,205,183
Conversion of note derivatives	(4,739,284)	(4,597,397)	(9,336,681)
Change in fair value	1,948,816	9,691,609	11,640,425
Derivative liability at September 30, 2018	$1,109,762	$5,708,355	$6,818,117

Basic and Diluted Loss Per Share – The Company follows Financial Accounting Standards Board (“FASB”) ASC 260 Earnings per Share to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. During the three and nine month periods ended September 30, 2018, the Company had 500,000 options and 255,771,846 warrants to purchase common stock outstanding. During the three and nine month periods ended September 30, 2017, the Company had 500,000 options and 966,667 warrants to purchase common stock outstanding. In addition, the Company has various convertible notes payable which at September 30, 2018 are convertible into approximately 73,750,820 shares of common stock. The effects of the dilutive securities were anti-dilutive due to net loss during the three and nine month periods ended September 30, 2018 and 2017.

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

NOTE 2 – LICENSING AGREEMENTS

ED Patent – The Company acquired a patent from CMH. Amortization expense of $2,493 and $7,479 were recorded for the three month and nine months periods ended September 30, 2018, respectively. As of September 30, 2018, the carrying value of the patent was $73,397. The Company expects to amortize approximately $9,972 annually through 2026 related to the patent costs.

Male Infertility License Agreement - The Company has acquired a royalty license from Los Angeles Biomedical Research Institute at Harbor-UCLA Medical Center (“ LABIOMED ”) granting the exclusive license to the products and services of a LABIOMED patent.

The Company is subject to a 6% royalty payment to LABIOMED on net sales of any products under this license and 25% on any non-royalty sublicense income. Commencing in 2019, and each subsequent year thereafter, the Company is required to pay to LABIOMED annual maintenance royalties of $20,000, unless during the prior one-year period the Company paid $50,000 or more in actual royalty payments. Finally, the Company agreed to pay LABIOMED certain milestone payments upon achieving the milestones set forth in the agreement. As of September 30, 2018, no amounts are currently due to LABIOMED.

Multipotent Amniotic Fetal Stem Cells License Agreement - In August 2016, CMT entered into a License Agreement with a University. This license agreement grants to CMT the exclusive right to all products derived from a patent for use of multipotent amniotic fetal stem cells composition of matter throughout the world during the period ending on the expiration date of the longest-lived patent rights under the patent. CMT paid the University an initial license fee within 30 days of entering into the agreement. CMT is also required to pay annual license maintenance fees on each anniversary date of the agreement, which maintenance fees would be credited toward any earned royalties for any given period. The License Agreement provides for payment of various milestone payments and earned royalties on the net sales of licensed products by CMT or any sub licensee. CMT is also required to reimburse the University for any future costs associated with maintaining the patent. CMT may terminate the license agreement for any reason upon 90 days’ written notice and the University may terminate the agreement in the event CMT fails to meet its obligations set forth therein, unless the breach is cured within 30 days of the notice from the University specifying the breach. CMT is also obligated to indemnify the University against claims arising due to the exercise of the license by CMT or any sub licensee. As of September 30, 2018, no amounts are currently due to the University.

The Company estimates that the patent expires in February 2026 and has elected to amortize the patent through the period of expiration on a straight line basis. Amortization expense of $293 and $879 were recorded for the three and nine month periods ended September 30, 2018, respectively. As of September 30, 2018, the carrying value of the patent was $7,894. The Company expects to amortize approximately $1,172 annually through 2026 related to the patent costs.

Lower Back Patent – The Company, through a newly created subsidiary of CMT, StemSpine, LLC, acquired a patent from CMH, a related company, on May 17, 2017, for $100,000, payable in cash or stock. The patent expires on May 19, 2027 and the Company has elected to amortize the patent over a ten-year period on a straight line basis. Amortization expense of $2,500 and $7,500 were recorded for the three and nine month periods ended September 30, 2018, respectively. As of September 30, 2018, the carrying value of the patent was $87,500. The company expects to amortize approximately $10,000 annually through 2027 related to the patent costs.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has incurred a monetary obligation to a related corporation to reimburse the cost of services provided to the Company (management and consulting) through September 30, 2018. Each of the Company’s executive officers is employed by the parent company, CMH, and will continue to receive his or her salary or compensation from CMH. The Company has an agreement with CMH which obligates the Company to reimburse CMH $35,000 per month for such services beginning January 2016. The compensation paid by CMH will include an allocation of services performed for CMH and for the Company. The amounts are presented as a “management fee payable - related party” on the accompanying unaudited condensed consolidated balance sheets. The liability is non-interest bearing, unsecured, and will be due upon the Company successfully raising at least $1,000,000 through the sale of equity. As of September 30, 2018, amounts due to CMH under the arrangement were $269,050.

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

On April 11, 2018 CMH converted the total principal and accrued interest on all three notes into 9,855,307 shares of common stock.

See Note 2 for discussion of an additional related party transaction with CMH.

NOTE 4 – DEBT

$400,000 Convertible Debenture – Peak One – Note 5

On May 2, 2017, the Company entered into a convertible debenture agreement with a third party for an aggregate principal amount of up to $400,000, for which up to $360,000 in proceeds is to be received. On May 2, 2017, the Company received the first tranche of proceeds of $85,000 for which the Company issued a convertible debenture in the face amount of $100,000. During the three and nine month periods ended September 30, 2018 the Company amortized $0 and $54,085 to interest expense respectively. As of September 30, 2018, a discount of $0 remained. During the three and nine month periods ended September 30, 2018, the lender converted $0 of principal into 0 shares of common stock and $54,200 of principal into 23,485,183 shares of common stock respectively. On March 23, 2018, the Company paid the lender $1,000 to extinguish the remaining principal balance. As of September 30, 2018 the Company had fulfilled all the obligations of the debenture.

$115,000 Convertible Note – Auctus – Note 6

On April 10, 2017, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $115,000, for which $103,250 in proceeds were received on May 5, 2017. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of January 10, 2018. The note holder has notified the company they do not consider the note in default and their intent is to continue converting the remaining principal and accrued interest into common shares. During the three and nine month periods ended September 30, 2018, the Company amortized $0 and $4,600 to interest expense respectively. As of September 30, 2018, a discount of $0 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature and the warrants as derivative liabilities, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. During the three and nine month periods ended September 30, 2018, the lender did not convert any principal, interest and fees into common shares and converted $134,127 of principal, interest and fees into 145,929,641 common shares respectively. As of September 30, 2018 the Company had fulfilled all the obligations of the note.

$55,000 Convertible Note – Global – Note 7

On April 24, 2017, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $55,000, for which $47,500 in proceeds were received on May 8, 2017. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of April 24, 2018. During the three and nine month periods ended September 30, 2018 the Company amortized $0 and $17,863 to interest expense respectively. As of September 30, 2018, a discount of $0 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature and the warrants as derivative liabilities, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. During the three and nine month periods ended September 30, 2018, the lender did not convert any principal, interest and fees into common shares and converted $47,613 of principal, interest and fees into 31,442,665 common shares respectively. As of September 30, 2018 the Company had fulfilled all the obligations of the note.

$50,000 Secured Convertible Note – WBRE – Note 8

On June 26, 2017, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $50,000, for which $50,000 in proceeds were received on September 26, 2017. Under the terms of the agreement, the convertible note incurs interest at 12% per annum and matured on December 26, 2017. The convertible note has since been retired through a debt exchange agreement with a third party dated March 8, 2018, see "$60,000 Convertible Note" below.

$50,000 Convertible Note – Crown Bridge – Note 9

On July 19, 2017, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $50,000, for which $43,000 in proceeds were received on July 25, 2017. Under the terms of the agreement, the convertible note incurs interest at 5% per annum and has a maturity date of July 19, 2018. During the three and nine month ended September 30, 2018 the Company amortized $0 and $27,397 respectively to interest expense. As of September 30, 2018, a discount of $0 remained.

During the three and nine month periods ended September 30, 2018, the lender converted $0 of principal, interest and fees into 0 common shares and $54,697 of principal, interest and fees into 56,453,381 common shares respectively. As of September 30, 2018 there were 333,470,447 common shares reserved with our transfer agent. As of September 30, 2018 the Company had fulfilled all the obligations of the note.

$30,000 Convertible Note – Global – Note 14

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

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of September 30, 2018, there were 0 shares reserved with our transfer agent with a potential of up to 0 being reserved if and when the lender issues a request to our transfer agent.

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

During the three and nine month periods ended September 30, 2018, the lender converted $5,000 of principal, interest and fees into 816,994 common shares and $32,744 of principal, interest and fees into 5,350,345 common shares respectively. As of September 30, 2018 the Company had fulfilled all the obligations of the note.

$44,000 Convertible Note – Adar Bays – Note 15

On January 17, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $44,000, for which $19,000 in proceeds were received on January 23, 2018 and $19,000 in proceeds were received on February 26, 2018. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of January 17, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest traded price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing the on issuance discount of $4,000, legal fees of $2,000 and the remaining discount of $34,324 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $40,324 to interest expense using the straight-line method over the term of the loan. During the three and nine month periods ended September 30, 2018 the Company amortized $0 and $40,324 to interest expense respectively. As of September 30, 2018, a discount of $0 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of September 30, 2018, there were 0 shares reserved with our transfer agent with a potential of 0 being reserved if and when the lender issues a request to our transfer agent.

In the event of default, the holder has the right to require the Company to pay an amount equal to 120% multiplied by the then outstanding entire balance of the note, including principal and accrued unpaid interest. In addition, the default interest rate would increase to 24%.

There is no option for the Company to redeem the convertible note prior to maturity.

During the three and nine month periods ended September 30, 2018, the lender converted $0 of principal, interest and fees into 0 common shares and $44,000 of principal, interest and fees into 27,518,485 common shares respectively. As of September 30, 2018 the Company had fulfilled all the obligations of the note.

In connection with the original agreement, the holder had the option to fund three additional $44,000 back end convertible notes. On July 16, 2018, the holder exercised this option and entered into three separate $44,000 convertible notes totaling $132,000. For which the Company received a total of $114,000 in net proceeds. Under the terms of the agreements, the convertible notes incurred interest at 10% per annum and has a maturity date of January 17, 2019. The convertible note are convertible upon issuance at a fixed price of $0.025 per share. The Company is amortizing the on issuance discount of $18,000 and the remaining discount of $114,000 due to the recording of a beneficiation conversion feature. In July and August 2018, the convertible notes were converted into 5,280,000 shares of common stock. The Company amortized the entire discount of $132,000 to interest expense during the three and nine months ended September 30, 2018. As of September 30, 2018, a discount of $0 remained.

$12,500 Convertible Note – Global – Note 16

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

During the three and nine month periods ended September 30, 2018, the lender converted $0 of principal, interest and fees into 0 common shares and $12,925 of principal, interest and fees into 2,111,873 common shares respectively. As of September 30, 2018 the Company had fulfilled all the obligations of the note.

$53,000 Convertible Note – PowerUp – Loan 17

On February 15, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $53,000, for which $50,000 in proceeds were received on February 22, 2018 . Under the terms of the agreement, the convertible note incurs interest at 12% per annum and has a maturity date of February 15, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 61% of the average of the two lowest traded prices of the Company’s common stock during the previous 15 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing the on issuance discount of $3,000 and the remaining discount of $50,000 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $53,000 to interest expense using the straight-line method over the term of the loan. During the three and nine month ended September 30, 2018 the Company amortized $0 and $53,000 to interest expense respectively. As of September 30, 2018, a discount of $0 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of September 30, 2018, there were 0 shares reserved with our transfer agent with a potential of up to 0 being reserved if and when the lender issues a request to our transfer agent.

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

$27,500 Convertible Note – Global – Note 18

On March 9, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $27,500, for which proceeds of $23,500 were received on March 9, 2018. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of March 9, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest traded price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is amortizing the discount of $27,500 due to on issuance discount of $4,000 and the recording of a derivative liability as discussed in Note 5. The Company is amortizing the discount of $27,500 to interest expense using the straight-line method over the term of the loan. During the three and nine month ended September 30, 2018 the Company amortized $0 and $27,500 to interest expense respectively. As of September 30, 2018, a discount of $0 remained.

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

During the three and nine month periods ended September 30, 2018, the lender converted $0 of principal, interest and fees into 0 common shares and $28,344 of principal, interest and fees into 4,631,346 common shares respectively. As of September 30, 2018 the Company had fulfilled all the obligations of the note.

$60,000 Convertible Note – Global – WBRE Exchange – Note 19

March 9, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $60,000, in exchange for the extinguishment of the outstanding principal due on the convertible note dated September 26, 2017, see disclosure above for "$50,000 Secured Convertible Note". No proceeds were received in conjunction with the exchange of this convertible note. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of March 9, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest traded price of the Company’s common stock during the previous 20 trading days preceding the conversion date. At no additional cost, we issued to the note holder 30,000,000 five-year warrants to purchase common stock at $0.01, subject to adjustment if we issue securities at less than the exercise price.  The warrants are exercisable on a cashless basis.

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

During the three and nine month periods ended September 30, 2018, the lender converted $0 of principal, interest and fees into 0 common shares and $60,147 of principal, interest and fees into 45,665,203 common shares respectively. As of September 30, 2018 the Company had fulfilled all the obligations of the note.

$115,000 Convertible Note – Auctus – Note 20

On March 13, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $115,000, for which $97,250 in proceeds were received on March 19, 2018. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of December 13, 2018. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the average of the two lowest traded prices of the Company’s common stock during the previous 25 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to six times the number of common shares the convertible note is convertible into. The Company is amortizing the original issuance discount of $15,000 legal fees of $2,750 and the remaining discount of $97,250 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $115,000 to interest expense using the straight-line method over the term of the loan. During the three and nine month periods ended September 30, 2018 the Company amortized $69,418 and $115,000 to interest expense respectively. As of September 30, 2018, a discount of $0 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of September 30, 2018, there were 34,737,400 shares reserved with our transfer agent with a potential of 0 being reserved if and when the lender issues a request to our transfer agent.

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

During the three and nine month periods ended September 30, 2018, the lender converted $43,769 of principal, interest and fees into 34,737,400 common shares. On August 8, 2018, the Company retired the note and accrued interest with a payment of $106,312 to the note holder, which included a prepayment fee of $30,128 recorded within interest expense.

$48,000 Convertible Note – GS – Note 21

On March 15, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $48,000, for which $45,600 in proceeds were received on March 20, 2018. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of March 15, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 63% of the average of the two lowest traded prices of the Company’s common stock during the previous 12 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to six times the number of common shares the convertible note is convertible into. The Company is amortizing legal fees of $2,400 and the remaining discount of $45,600 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $48,000 to interest expense using the straight-line method over the term of the loan. During the three and months ended September 30, 2018 the Company amortized $0 and $48,000 to interest expense respectively. As of September 30, 2018, a discount of $0 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of September 30, 2018, there were 0 shares reserved with our transfer agent with a potential of 0 being reserved if and when the lender issues a request to our transfer agent.

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

$110,000 Convertible Note – Morningview – Note 22

On April 3, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $110,000, for which $95,000 in proceeds were received on April 3, 2018 . Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of March 29, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest traded price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to five times the number of common shares the convertible note is convertible into. The Company is amortizing legal fees of $2,652 and the remaining discount of $107,348 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $110,000 to interest expense using the straight-line method over the term of the loan. During the three and nine months ended September 30, 2018 the Company amortized $27,726 and $54,247 to interest expense respectively. As of September 30, 2018, a discount of $55,753 remained. At no additional cost, we issued to the note holder 11,000,000 five-year warrants to purchase common stock at $0.01, subject to adjustment if we issue securities at less than the exercise price.  The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of September 30, 2018, there were 84,110,033 shares reserved with our transfer agent with a potential of 44,055,213 being reserved if and when the lender issues a request to our transfer agent.

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

$110,000 Convertible Note – Fourth Man – Note 23

On April 11, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $110,000, for which $100,000 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity 12 months from the effective date of payment. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $10,000 and the remaining discount of $100,000 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $110,000 to interest expense using the straight-line method over the term of the loan. During the three and months ended September 30, 2018 the Company amortized $27,726 and $51,836 to interest expense respectively. As of September 30, 2018, a discount of $58,164 remained. At no additional cost, we issued to the note holder 11,000,000 five-year warrants to purchase common stock at $0.01, subject to adjustment if we issue securities at less than the exercise price.  The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of September 30, 2018, there were 18,333,333 shares reserved with our transfer agent with a potential of 26,377,915 being reserved if and when the lender issues a request to our transfer agent.

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

$110,000 Convertible Note – Power Up – Note 24

On April 13, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $110,000, for which $99,000 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of March 29, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $10,000, legal fees of $1,000 and the remaining discount of $99,000 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $110,000 to interest expense using the straight-line method over the term of the loan. During the three and months ended September 30, 2018 the Company amortized $27,726 and $51,836 to interest expense respectively. As of September 30, 2018, a discount of $58,164 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of September 30, 2018, there were 13,000,000 shares reserved with our transfer agent with a potential of 26,377,915 being reserved if and when the lender issues a request to our transfer agent.

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

$108,000 Convertible Note – Global – Note 25

On May 14, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $108,000, for which $94,960 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 8% per annum and has a maturity date of May 14, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $8,000, legal fees of $5,040 and the remaining discount of $94,960 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $108,000 to interest expense using the straight-line method over the term of the loan. During the three and nine month ended September 30, 2018 the Company amortized $27,222 and $41,129 to interest expense. As of September 30, 2018, a discount of $66,871 remained. At no additional cost, we issued to the note holder 3,600,000 five-year warrants to purchase common stock at $0.025, subject to adjustment if we issue securities at less than the exercise price.  The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of September 30, 2018, there were 35,000,000 shares reserved with our transfer agent with a potential of 25,486,329 being reserved if and when the lender issues a request to our transfer agent.

In the event of default, the holder has the right to require the Company to pay an amount equal to 150% multiplied by the then outstanding entire balance of the note, including principal and accrued unpaid interest. In addition, the default interest rate would increase to 24%.

There is no option to pre-pay this note.

$108,000 Note – Global – Note 26

On June 27, 2018, the Company entered into a note agreement with a third party for an aggregate principal amount of $108,000, for which $100,000 in proceeds were received. Under the terms of the agreement, the note incurs interest at 8% per annum and has a maturity date of September 27, 2019. The Company is amortizing the on-issuance discount of $8,000 to interest expense using the straight-line method over the term of the loan. During the three and nine month ended September 30, 2018 the Company amortized $1,797 and $1,863 and to interest expense respectively. On September 20, 2018, this note was combined with other notes disclosed below, a portion of which was repaid with the remainder being rolled into Global - Note 28 disclosed below. As of September 30, 2018, a discount of $0 remained.

In the event of default, the holder has the right to require the Company to pay an amount equal to 120% multiplied by the then outstanding entire balance of the note, including principal and accrued unpaid interest. In addition, the default interest rate would increase to 24%.

$108,000 Note – Global – Note 27

On August 8, 2018, the Company entered into a note agreement with a third party for an aggregate principal amount of $108,000, for which $106,500 in proceeds were received. Under the terms of the agreement, the note incurs interest at 8% per annum and has a maturity date of August 8, 2019. The Company is amortizing the on-issuance discount of $1,500 to interest expense using the straight-line method over the term of the loan. During the three and nine month ended September 30, 2018 the Company amortized $177 to interest expense. On September 20, 2018, this note was combined with other notes disclosed immediately above and below, a portion of which was repaid with the remainder being rolled into Global - Note 28 disclosed below. As of September 30, 2018, a discount of $0 remained.

In the event of default, the holder has the right to require the Company to pay an amount equal to 120% multiplied by the then outstanding entire balance of the note, including principal and accrued unpaid interest. In addition, the default interest rate would increase to 24%.

$183,250 Convertible Note – Global – Note 28

On September 20, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $183,250, for which $100,000 in proceeds were received and remaining balances convertible notes disclosed above were rolled over. At the time of combination, the total carrying amount outstanding under the prior notes was $211,570. In connection, with the agreement, Global was paid $139,352, principal of $69,676 rolled into the new note and a gain of $2,542 was recorded within interest expense. Under the terms of the agreement, the convertible note incurs interest at 8% per annum and has a maturity date of September 20, 2019. The convertible note is convertible at any time after 31 days after the closing date and convertible into shares of the Company’s stock at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $13,574 and the remaining discount of $169,676 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $183,250 to interest expense using the straight-line method over the term of the loan. During the three and nine month ended September 30, 2018 the Company amortized $5,021 to interest expense. As of September 30, 2018, a discount of $178,229 remained. At no additional cost, we issued to the note holder 1,247,618 five-year warrants to purchase common stock at $0.088, subject to adjustment if we issue securities at less than the exercise price.  The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of September 30, 2018, there were 25,000,000 shares reserved with our transfer agent with a potential of 38,859,058 being reserved if and when the lender issues a request to our transfer agent.

In the event of default that is either (A) demanded (if demand or notice is required to create an Event of Default), (B) otherwise due, or (C) paid in full, whichever is lowest, multiplied by the VWAP on the date the Mandatory Default Amount is either (x) demanded, (y) due, or (z) paid in full, whichever is highest, or (ii) 120% of the outstanding principal amount of this Note, plus, (b) all other amounts, costs, expenses and liquidated damages due in respect of the Note.

The Company has the option to redeem the note, in whole, up to 30 days from the date of issuance with no interest, on issuance discount, fees or pre-payment penalties. From 31 through 170 days, the company has the option to redeem the note at the default amount stated above. After 170 days the right of prepayment expires.

$183,250 Convertible Note – Morningview – Note 29

On September 20, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $183,250, for which $169,676 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 8% per annum and has a maturity date of September 20, 2019. The convertible note is convertible at any time after 31 days after the closing date and convertible into shares of the Company’s stock at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $13,574, legal fees of $8,363 and the remaining discount of $161,313 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $183,250 to interest expense using the straight-line method over the term of the loan. During the three and nine month ended September 30, 2018 the Company amortized $5,021 to interest expense. As of September 30, 2018, a discount of $178,229 remained. At no additional cost, we issued to the note holder 1,247,618 five-year warrants to purchase common stock at $0.088, subject to adjustment if we issue securities at less than the exercise price.  The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of September 30, 2018, there were 25,000,000 shares reserved with our transfer agent with a potential of 38,859,058 being reserved if and when the lender issues a request to our transfer agent.

In the event of default that is either (A) demanded (if demand or notice is required to create an Event of Default), (B) otherwise due, or (C) paid in full, whichever is lowest, multiplied by the VWAP on the date the Mandatory Default Amount is either (x) demanded, (y) due, or (z) paid in full, whichever is highest, or (ii) 120% of the outstanding principal amount of this Note, plus, (b) all other amounts, costs, expenses and liquidated damages due in respect of the Note.

The Company has the option to redeem the note, in whole, up to 30 days from the date of issuance with no interest, on issuance discount, fees or pre-payment penalties. From 31 through 170 days, the company has the option to redeem the note at the default amount stated above. After 170 days the right of prepayment expires.

$183,250 Convertible Note – Fourth Man – Note 29

On September 20, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $183,250, for which $169,676 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 8% per annum and has a maturity date of September 20, 2019. The convertible note is convertible at any time after 31 days after the closing date and convertible into shares of the Company’s stock at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $13,574, legal fees of $8,363 and the remaining discount of $161,313 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $183,250 to interest expense using the straight-line method over the term of the loan. During the three and nine month ended September 30, 2018 the Company amortized $5,021 to interest expense. As of September 30, 2018, a discount of $178,229 remained. At no additional cost, we issued to the note holder 1,247,618 five-year warrants to purchase common stock at $0.088, subject to adjustment if we issue securities at less than the exercise price.  The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of September 30, 2018, there were 25,000,000 shares reserved with our transfer agent with a potential of 38,859,058 being reserved if and when the lender issues a request to our transfer agent.

In the event of default that is either (A) demanded (if demand or notice is required to create an Event of Default), (B) otherwise due, or (C) paid in full, whichever is lowest, multiplied by the VWAP on the date the Mandatory Default Amount is either (x) demanded, (y) due, or (z) paid in full, whichever is highest, or (ii) 120% of the outstanding principal amount of this Note, plus, (b) all other amounts, costs, expenses and liquidated damages due in respect of the Note.

The Company has the option to redeem the note, in whole, up to 30 days from the date of issuance with no interest, on issuance discount, fees or pre-payment penalties. From 31 through 170 days, the Company has the option to redeem the note at the default amount stated above. After 170 days the right of prepayment expires.

As of September 30, 2018, future loan maturities are as follows:

For the year ended December 31,

2018	0
2019	987,750
Total	$987,750

NOTE 5 – DERIVATIVE LIABILITIES

Derivative Liabilities

In connection with convertible notes payable, the Company records derivative liabilities for the conversion feature. In addition, the Company has warrants for which the exercise prices reset upon future events. These warrants are also considered to be derivative liabilities. The derivative liabilities are valued on the date the convertible note payable become convertible and revalued at each reporting period. The warrants are valued on the date of issuance and revalued at each reporting period. During the nine months ended September 30, 2018, the Company recorded initial derivative liabilities of $3,205,183 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.0009 to $0.0137 our stock price on the date of grant of $0.0029 to $0.0550, expected dividend yield of 0%, expected volatility of 86% to 214%, risk free interest rate of 2.03% to 2.80% and expected terms ranging from 1.0 to 5.0 years. Upon initial valuation, the derivative liability exceeded the face value certain of the convertible note payables by approximately $2,671,002, which was recorded as a day one loss on derivative liability.

On September 30, 2018, the derivative liabilities were revalued at $6,818,117 resulting in a loss of $919,147 related to the change in fair market value of the derivative liabilities during the three months ended September 30, 2018. The total loss related to the change in fair market value of the derivative liabilities during the nine months ended September 30, 2018 was $11,640,425. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following average assumptions: an exercise price of $0.0008 to $0.0880, our stock price on the date of valuation ($0.0234), expected dividend yield of 0%, expected volatility of 95% to 214%, risk-free interest rates ranging from 2.63 - 2.80%, and an expected terms ranging from 0.5 to 4.9 years.

In connection with convertible notes converted and warrants exercised, as disclosed in Note 5, the Company reclassed derivative liabilities with a fair value of $9,336,681 to additional paid-in capital. The Company revalued the derivative liabilities at each conversion date recording the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted to the pre-conversion carrying value to additional paid-in capital

Future Potential Dilution

Most of the Company’s convertible notes payable contain adjustable conversion terms with significant discounts to market. As of September 30, 2018 the Company’s convertible notes payable are potentially convertible into an aggregate of approximately 74 million shares of common stock. In addition, due to the variable conversion prices on some of the Company’s convertible notes, the number of common shares issuable is dependent upon the traded price of the Company’s common stock.

NOTE 6 – WARRANTS

The fair value of each warrant is estimated using the Black-Scholes valuation model. Assumptions used in calculating the fair value at September 30, 2018 were as follows:

Weighted Average Inputs Used

Annual dividend yield	$-
Expected life (years)	3.8 to 4.9
Risk-free interest rate	2.63%
Expected volatility	91%
Common stock price	$0.0234

Since the expected life of the options was greater than the Company’s historical stock information available, the Public Company determined the expected volatility based on price fluctuations of comparable public companies.

The issuances, exercises and pricing re-sets during the nine months ended September 30, 2018 are as follows:

Outstanding at December 31, 2017	23,426,087
Issuances	69,919,777
Exercises	(223,803,769)
Anti-Dilution/Modification	401,430,751
Forfeitures/cancellations	(15,200,000)
Outstanding at September 30, 2018	255,772,846
Weighted Average Price at September 30, 2018	$0.0023

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, management reviewed all material events through August 14, 2018, for these financial statements and there are no material subsequent events to report, except as follows:

Conversion Notice

From October 16, 2018 through October 22, 2018 we issued 11,967,158 shares of common stock for the conversion of $115,000 in convertible notes.

On October 18, 2018 we issued 9,297,576 shares of common stock to a lender whom exercised 10,000,000 warrants in a cashless exercise.

On November 12, 2018 we issued 25,055,575 shares of common stock to a lender whom exercised 28,200,000 warrants in a cashless exercise.

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

During the first nine months of 2018, we issued $1,448,750 in convertible notes with net proceeds of $1,378,072 to accredited investors. In addition, we issued $12,500 in convertible notes for the release of reserved shares and a $60,000 convertible note in exchange for a $50,000 convertible note.

Plan of Operations

We commenced marketing stem cell concentration machines and disposable kits for the Caverstem ED treatment in the fourth quarter of 2017. For the next 12 months our plan of operations is to market our stem cell concentration machines and disposable kits, complete the UCLA/LABiomed clinical trial and partner with leading researchers on investigator-initiated trials to advance our neurological programs. We estimate the costs to complete the clinical trials will be approximately $300,000, excluding overhead and other costs associated with maintaining our company structure. As of September 30, 2018, we had approximately $173,000 cash on hand. With an estimated monthly cash burn rate of approximately $95,000 based on historic trends and anticipated future revenues and expenses, management anticipates sufficient cash on hand and committed funds to meet operating expenses and costs of the current operations through at least November 2018. Historically, we have met our cash flow requirements through the sale of equity securities or borrowed funds. We intend to fund our business through sales of stem cell centration machines and disposable kits along with continuing to seek investments to meet our cash flow requirements, including both operating expenses and the balance of funding required to fund our sales efforts and compete our ED clinical trial. The securities offered by us to potential investors have not been registered under the Securities Act of 1933, as amended (the “ Act ”), and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. If we are unable to obtain further financing, we may seek alternative sources of funding or revise our business plan. We currently have no alternative sources for funding.

Results of Operations – For the Three Month Period Ended September 30, 2018 and 2017

Gross Revenue. We generated $52,400 gross revenue for the three month period ended September 30, 2018 in comparison with $0 for the comparable quarter a year ago.

Cost of Goods Sold. We generated $36,395 cost of goods sold for the three month period ended September 30, 2018 in comparison with $0 for the comparable quarter a year ago.

Gross Profit/(Loss). We generated $16,005 in gross profit for the three month period ended September 30, 2018 in comparison with $0 for the comparable quarter a year ago.

General and Administrative Expenses. General and administrative expenses for the three month period ended September 30, 2018, totaled $282,670, in comparison with $201,985, for the comparable quarter a year ago. The increase of $80,685, or 40% is primarily due to an increase of $47,759 in marketing and $32,272 in travel associated with commercializing the Caverstem procedure.

Research and Development Expenses. Research and development expenses for the three month period ended September 30, 2018, totaled $2,884 in comparison with $87,728, for the comparable quarter a year ago. The decrease of $84,844, or 97% is primarily due to a decrease of $77,644 in clinical research expenses associated with the erectile dysfunction trial and a reduction of $7,200 in laboratory expenses.

Other Income / Expense. Other expense for the three month period ended September 30, 2018, totaled $1,296,185 in comparison with other income of $242,817, for the comparable quarter a year ago. The increased expense of $1,539,002, or 634% is due to an increase of $247,260 in interest expense, an increased expense of $1,291,742 associated with the change in the fair value of derivative liabilities.

Net Loss. For the reasons stated above, our net loss for the three month period ended September 30, 2018 totaled $1,571,020 in comparison to $52,182, for the comparable quarter a year ago.

Results of Operations – For the Nine month Period Ended September 30, 2018 and 2017

Gross Revenue. We generated $66,800 gross revenue for the nine month period ended September 30, 2018 in comparison with $0 for the comparable quarter a year ago.

Cost of Goods Sold. We generated $41,323 cost of goods sold for the nine month period ended September 30, 2018 in comparison with $0 for the comparable quarter a year ago.

Gross Profit/(Loss). We generated $25,477 in gross profit for the nine month period ended September 30, 2018 in comparison with $0 for the comparable quarter a year ago.

General and Administrative Expenses. General and administrative expenses for the nine month period ended September 30, 2018, totaled $793,216, in comparison with $748,379, for the comparable period a year ago. The increase of $44,837, or 6% is primarily due to an increase of $110,170 in marketing and $72,557 in travel associated with the commercialization of the Caverstem procedure and an increase of $30,365 in business development expenses, offset by reductions of $142,235 in stock-based compensation, $22,836 in public company costs and $14,658 in legal fees.

Research and Development Expenses. Research and development expenses for the nine month period ended September 30, 2018, totaled $10,284 in comparison with $172,478 for the comparable period a year ago. The decrease of $162,464, or 94% is primarily due to a decrease of $142,240 in clinical research expenses associated with the erectile dysfunction trial as the trial nears completion and a reduction of $22,224 in laboratory expenses.

Other Income / Expense. Other expense for the nine month period ended September 30, 2018, totaled $14,796,123 in comparison with other expense of $250,053, for the comparable period a year ago. The increase of $14,546,070, or 5,817% is primarily due to an increase of $785,818 in interest expense, and a $14,256,897 expense increase associated with the change in the fair value of derivative liabilities, offset by a $496,645 gain on the extinguishment of convertible notes,

Net Loss. For the reasons stated above, our net loss for the nine month period ended September 30, 2018 totaled $15,590,004 in comparison to $1,181,899, for the comparable quarter a year ago.

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

For the next 12 months our plan of operations is to market the stem cell separator and disposable kits associated with the Caverstem ED treatment and complete the UCLA/LABiomed clinical trial. We estimate the costs to complete the clinical trials will be approximately $300,000, excluding overhead and other costs associated with maintaining our company structure. We believe that our current cash on hand would meet our cash flow requirements for only a few more months. If we are unable to obtain further financing, we may seek alternative sources of funding or revise our business plan. We currently have no alternative sources for funding.

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

Cash Flows

Net Cash used in Operating Activities. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was $756,639 for the nine month period ended September 30, 2018 in comparison to $766,902 for the comparable period a year ago, a decrease of $10,263 or 1%. The decrease in cash used in operations was primarily related to a $10,000 decrease in accounts receivable.

Net Cash used in Investing Activities. There was no cash used in investing activities in the nine month period ended September 30, 2018 and for the comparable period a year ago.

Net Cash From Financing Activities. In the nine month period ended September 30, 2018 we raised $1,378,072 through the issuance of convertible and non-convertible debt, expended $405,294 to retire convertible debt and paid $57,004 in prepayment premiums on the retired convertible notes. In the nine month period ended September 30, 2017, we raised $100,000 through the sale of common stock, $90,000 in proceeds from notes payable and $376,250 in proceeds from convertible notes. The increase in cash flows from financing activities were primarily related to our need to obtain additional capital due marketing and travel expenses associated with the commercialization of the Caverstem ED procedure, increases in capital markets marketing costs and increased legal and accounting fees associated with public company reporting and audit requirements.

Basis of Presentation / Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   As of September 30, 2018, the Company had $172,832 of available cash and a working capital deficit of $7,522,727.  For the nine month period ended September 30, 2018, the Company had $66,800 in revenue, $15,590,004 in operating loss and used net cash for operating activities of $756,639. These factors, among others, indicate that the Company may be unable to continue as a going concern for the next twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing as may be required, and ultimately to attain sufficient cash flow from operations to meet its obligations on a timely basis. Management is in the process of negotiating various financing plans including access to ongoing credit facilities and possible sale of capital stock either in private or in public offerings and believes these steps may generate sufficient cash flow for the Company to continue as a going concern. If the Company is unsuccessful in these efforts, it may be required to substantially curtail or terminate its operations.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Convertible Notes/Debentures

During the three-month period ended September 30, 2018, we issued a promissory note in the face amount of $108,000 receiving proceeds of $106,500 and convertible promissory notes in the aggregate face amount of $681,750 to multiple lenders for which we received proceeds of $553,352. Of the proceeds received, $274,118 was used to pre-pay two notes dated June 27,2018 and August 8, 2018. In addition, $69,676 of princpial from the $108,000 note was rolled into the convertible promissory notes. The notes bear interest at rates ranging from 8% - 10% which would increase ranging from 24% in the event of default and have maturity dates ranging from January 2019 through September 2019. Notes in the amount of $549,750 are convertible at 65% of the lowest traded price of our common stock during 20 prior trading days preceding the conversion date. The Company has the option to redeem the note, in whole, up to 30 days from the date of issuance with no interest, on issuance discount, fees or pre-payment penalties. From 31 through 170 days, the Company has the option to redeem the note at the default amount stated above. After 170 days the right of prepayment expires. Notes in the amount of $144,000 were convertible at a fixed conversion price of $0.025 and included within the share issuances discussed above. There were no prepayments allowed on these notes.

In connection with the transactions above, during the three-month period ended September 30, 2018, we issued to the lenders an aggregate of warrants to purchase 3,742,854 shares of our Common Stock exercisable at $0.088 per share terminating five years from the issuance dates. The warrants include cashless exercise provisions.

The issuance of these securities was made pursuant to Rule 506(b) of Regulation D promulgated by the SEC under the Securities Act as a transaction not involving any public offering. No selling commissions or other remuneration were paid in connection with the issuance of these shares.

From July, 1 2018 through September 30, 2018, we issued an aggregate of 40,834,394 shares upon the conversions of outstanding notes and 66,228,985 shares upon the cashless exercise of outstanding warrants. These conversions were made pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933. As a result of these issuances, we had outstanding 784,794,117 shares of common stock as of September 30, 2018.

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

Creative Medical Technology Holdings, Inc.

Date: November 14, 2018	By	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2018	By	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial Officer)

