Form 10-K
period 2018-12-31
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2019-04-01
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-53500

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	87-0622284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2008 W Lupine Ave, Phoenix, Arizona	85029
(Address of principal executive offices)	(Zip Code)

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

(1) Yes ☒ . No ☐ (2) Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of its most recently completed second fiscal quarter based upon the price at which the common equity was last sold was $37,242,192.

As of March 22, 2018, there were 890,597,662 shares of the registrant’s Common Stock outstanding.

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

PART I

Item 1. Business

We were incorporated on December 3, 1998, in the State of Nevada, and have one wholly-owned subsidiary, Creative Medical Technologies, Inc., a Nevada corporation (“ CMT ”), which conducts all of our business operations. On September 14, 2016, we formed a limited liability company, Amniostem LLC Inc., in Nevada for the purpose of creating and/or licensing intellectual property in the area of amniotic fluid derived stem cells for therapeutic applications. This entity is a wholly owned subsidiary of CMT but has not commenced any business activities. In May 2017, we formed StemSpine, LLC (“ StemSpine ”), in Nevada for the purpose of creating and/or licensing intellectual property in the area of utilizing stem cells to treat lower back pain. This entity is a wholly owned subsidiary of CMT but has not commenced any business activities. In June 2018, we formed CaverStem International, LLC, in Nevada for the purpose of licensing the CaverStem procedure internationally. This entity is 60% owned by Creative Medical Technology Holdings, Inc. and 40% owned by Dr. Alex Gershman. It has not commenced any business activities.

Our principal executive offices are located at 3008 W Lupine, Phoenix, AZ 85029.

Creative Medical Technologies

CMT was created as the urological arm of its parent company, Creative Medical Health, Inc. (“CMH”), to monetize the treatments or products developed or acquired by CMH prior to creation of CMT and transferred to it after its incorporation. CMT acquired a patent for its erectile dysfunction (“ ED ”) treatment from CMH. Subsequent to the transfer, CMT has expanded its development and acquisition of intellectual property beyond urology to include therapeutic treatments utilizing amniotic stem cells and treatment of neurologic disorders and lower back pain using various types of stem cells.

CMT is a commercial stage company and is engaged in marketing its ED treatment through the sale of disposable kits to physicians for use with their patients suffering from ED. In August 2017, CMT completed recruitment on a clinical trial being conducted at UCLA by LABIOMED. Following completion of recruitment and treatment of the study subjects, an independent Institutional Review Board (IRB) overseeing the study validated the procedure as safe. In the same time frame, other peer reviewed and published clinical trials using the same procedure validated the efficacy of the ED treatment. As a result of these two developments, management concluded the ED procedure is both safe and effective and has commenced marketing activities.

We are engaged in stem cell research and developing applications for use to treat male sexual dysfunction, and related issues. We market our ED treatment under the name “Caverstem” to physicians for use with their patients suffering from ED. There are currently 14 locations at various stages of development, training marketing, recruiting and treating patients.

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

Clinical use of stem cells in treatment of ED has been reported in a study outside the U.S. which treated seven patients with diabetes associated ED which was unresponsive to medication for at least six months with an average of 1.5 × 10(7) cord blood mononuclear cells injected intracavernously. Three additional patients with similar characteristics were used as controls. No treatment associated abnormalities were reported despite the allogeneic nature of the cells in absence of immune suppression. One month after treatment, morning erections were regained in three participants. By the third month post treatment six of the seven patients had regained morning erections. In all patients rigidity increased as the result of cord blood administration, but was not sufficient for penetration. When the patients were administered PDE5 inhibitor before coitus, two achieved penetration and experienced orgasm, and maintained for more than six months; however, one participant could not achieve penetration at ninth month. An increase in sexual desire was reported in six of the seven patients. No improvements were observed in any of the three control patients.

Female Sexual Function Treatment

In September 2018, the Company launched the proprietary FemCelz procedure for the treatment of the loss of genital sensitivity and dryness. 30% of the women in the US suffer from a loss a genital sensitivity and/or dryness. The procedure uses the patients own stem cells to improve female sexual function. The procedure is performed by a licensed physician in their office. FemCelz was developed by the Company and has many similarities to the CaverStem procedure for men.

Procedures for use of our FemCelz stem cell treatment consist of a one-hour out-patient visit in a physician’s office. The physician harvests a patient’s stem cells from the hip using a local anesthetic. The separated and cleansed stem cells are then injected into the patient’s pubocervical fascia (peri-G-spot), skene’s glands, and around the peri-clitoral to stimulate muscle and generate blood vessel regeneration.

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

CMH entered into a Clinical Trial Agreement dated May 18, 2015, with LABIOMED and conducted by Dr. Jacob Rajfer with UCLA Harbor Hospital as its principal investigator. An IRB (Institutional Review Board) application was submitted and approved. The purpose of the clinical trials is to evaluate the safety and efficacy of the ED stem cell treatment. Enrollment in the clinical trials began in December 2015, the clinical trial began during first quarter 2016 with enrollment in the trial completed in August 2017. Following the completion of enrollment and treatment of 25 subjects, the IRB concluded there were no adverse events as a result of the procedure. Thereby concluding the procedure is safe. The primary outcome measures for these clinical trials include the following: (i) improvement in erectile function as measured by total score in the International Index of Erectile Function; (ii) change in Doppler Ultrasound (papaverine induced color duplex Doppler) for evaluating blood flow; (iii) change in dynamic infusion cavernosometry that measures veno-occlusive pressure, each of which should require approximately six months from baseline; and (iv) adverse events, which should require approximately 12 months from baseline. The secondary outcome measures include improvement in erectile function as measured by total score in the International Index of Erectile Function, which should require approximately 12 months from baseline. Under the terms of the Patent Purchase Agreement, CMH assigned these agreements to us and we have assumed the duties and obligations under these agreements. The patients on the trial have received the procedure, follow-up is complete and the results are being analyzed in preparation for publishing the findings.

Procedures for use of our ED stem cell treatment consist of a one-hour out-patient visit in a physician’s office. The physician harvests a patient’s stem cells from the hip using a local anesthetic. The separated and cleansed stem cells are then injected into the patient’s venus cavernosa to stimulate muscle and generate blood vessel regeneration. Clinical research data concludes that such treatment results in a marked increase in duration and frequency of erections and the ability to sustain erections until orgasm, with no known treatment-associated adverse events.

In October 2017, based on the safety data from the UCLA trial and peer-reviewed, published results of other clinical trials using the same process, we proceeded with commercialization of the ED procedure. In December 2017, we recruited Dr. Alexander Gershman, Director of The Institute of Advanced Urology at the Cedars-Sinai Medical Tower; Director of Urologic Laparoscopy in the Division of Urology, Harbor-UCLA Medical Center a leading urologists in the Southwestern United States to perform the CaverstemTM procedure to treat erectile dysfunction in patients who do not respond to currently available treatments. In that same month, Dr. Gershman began treating patients with the procedure, which involves extraction of a small amount of bone marrow mesenchymal cells, and subsequent administration to the patient within less than 60 minutes.

We also are progressing with the CaverStem™ program in Italy, Russia, and other EU countries. Setting up such relationships and navigating all legal obligations to conduct business in each country takes a great deal of effort and time on the part of CaverStem™ executives and our counterparts in each medical practice.

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

Recent U.S. clinical trials using stem cells administered directly into the disc have shown promise in regenerating injured discs, and by this means reducing pain in some patients. Companies such as Mesoblast Limited and BioRestorative Therapeutics have patient follow-ups as long as three years post injection and show some degree of pain reduction and disc regeneration without adverse effects.

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

In February 2017, the company expanded its translational research program using its AmnioStem universal donor stem cell product through establishment of laboratory facilities in San Diego. The Company initiated research activities at the San Diego BioLabs facility, a biotechnology incubator sponsored by the Pharmaceutical Companies, Boehringer Ingelheim, Novartis, and Sanofi. During 2018, the company completed its initial research activities at BioLabs and is continuing to gather animal data in support of an Innovative New Drug (IND) filing with the FDA.

Multipotent Amniotic Fetal Stem Cells for Stroke Therapy

On Dec. 13, 2016, CMT filed US patent application #62/400557 entitled “Treatment of Stroke by Amniotic Fluid Derived Stem Cell Conditioned Media and Products Derived Thereof.”. The patent application covers the use of our licensed AmnioStem stem cell as a production means for generation of nanoparticles termed “exosomes,” which regenerate damaged brain tissue after stroke. This novel stem cell-based therapeutic option by using products derived from stem cells as opposed to the stem cells themselves. The patent provides means of leveraging growth factors and nucleic acids generated by AmnioStem stem cells, in order to provide a “drug like” product that overcomes many of the hurdles associated with administration of stem cells. It is known that intravenous injection of stem cells usually results in accumulation in lungs, leading to reduced therapeutic efficacy. Concentrating and purifying regenerative factors produced by this unique stem cell type will accelerate development of this novel therapy, as well as develop combination therapies to provide the highest probability of success to patients suffering from this debilitating condition. We plan to develop both the AmnioStem cell and the stroke treatment technologies as a new regenerative medicine platform for use with multiple indications.

Multipotent Amniotic Fetal Stem Cells for Radiation Toxicity

In April 2017 we filed a patent application covering the use of its AmnioStem Universal Donor stem cell product as a treatment of radiation toxicity. We plan to leverage the ability of its amniotic fluid-based stem cell product to induce a process termed “neurogenesis” in which specific areas of the brain are activated to repair damaged tissue. The company partnered with Santosh Kesari, MD, PhD, FANA, FAAN who coauthored the patent. Dr. Kesari is Chair and Professor, Department of Translational Neurosciences and Neurotherapeutics, John Wayne Cancer Institute, as well as Director of Neuro-oncology, Providence Saint John's Health Center and leads the Pacific Neuroscience Research Center at Pacific Neuroscience Institute. Numerous research data support superior effects of the AmnioStem stem cell product in comparison to other stem cell types in terms of growth factor production, regenerative activity and lower cost of manufacturing. In the situation of radiation countermeasures, this product falls under the FDA ‘animal rule’, which allows for FDA clearance on the basis of studies in two validated animal models. This potentially creates a rapid path to market positions and for collaboration and funding from agencies such as BARDA which have previously supported stem cell companies for radiation production. We plan to work with Dr. Kesari to launch an investigator-initiated study to evaluate the safety and effectiveness of using AmnioStem to treat Radiation Toxicity.

Multipotent Amniotic Fetal Stem Cells for Selectively Inhibiting Growth of Glioma Brain Cancer Cells.

In July 2017, we announced preclinical data showing exosomes harvested from its patented AmnioStem amniotic fluid stem cell, selectively inhibit growth of glioma brain cancer cells. Exosomes are nanoparticles generated by a variety of cells that are critically involved in intercellular communication. This technology represents a non-toxic biological approach that eventually may provide benefit patients with brain cancer. We have partnered with Santosh Kesari, MD, Ph.D, FANA, FAAN, Chair and Professor, Department of Translational Neurosciences and Neurotherapeutics, John Wayne Cancer Institute, as well as Director of Neuro-oncology, Providence Saint John’s Health Center and leads the Pacific Neuroscience Research Center at Pacific Neuroscience Institute to co-develop this technology. From a commercialization perspective, exosomes are simpler to manufacture, store, and deliver as compared to living cells. Additionally, since exosomes are not replicating cells, we anticipate a less complicated FDA regulatory pathway as compared to cellular based products.

Marketing

The first product we are marketing is the treatment for ED, which was initiated in November 2017. We are implementing a multifaceted marketing approach. To that end, we entered six markets in Los Angeles California, San Francisco California, Phoenix Arizona, Orlando Florida, Las Cruces New Mexico and Honolulu, Hawaii. There are currently fourteen clinics providing the CaverstemTM procedure across the five markets we entered in 2018. In each of those markets, we provide full marketing support to the physicians through our branded Caverstem web page, advanced patient recruitment services through our PatientGain online patient recruitment platform, in-office flyers, informative videos and online advertising. In addition to direct marketing with our physician partners, we exhibit at industry conferences across the country. Going forward, we are continuing to partner with independent sales representatives who represent the company to physicians across the United States.

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

Lower Back Pain Patent. StemSpine, LLC acquired U.S. Patent No. 9,598,673 covering use of various stem cells for treatment of lower back pain (the “ Patent ”). The inventors of the patent were Thomas Ichim, PhD and Amit Patel, MD, each a director of the Company, CMT, and CMH, and Annette Marleau, PhD. The managers of StemSpine are Timothy Warbington, Donald Dickerson, and CMH. The patent was issued on March 21, 2017.

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

Multipotent Amniotic Fetal Stem Cells License Agreement. On August 25, 2016, CMT entered into a License Agreement dated August 25, 2016, with The Regents of The University of California, represented by its San Diego campus of the University of California, San Diego, Office of Innovation and Commercialization. This license agreement grants to CMT the exclusive right to all products derived from U.S. Patent No. 7,569,385 for use of multipotent amniotic fetal stem cells composition of matter throughout the world during the period ending on the expiration date of the longest-lived patent rights under the patent. The license agreement also permits CMT to grant sublicenses. Under the terms of the license agreement, CMT is required to diligently develop, manufacture, and sell any products licensed under the agreement. We were required to pay the University an initial license fee within 30 days of entering into the agreement. We are also required to pay annual license maintenance fees on each anniversary date of the agreement, which maintenance fees would be credited toward any earned royalties for any given period. The License Agreement provides for payment of various milestone payments, which in the aggregate are estimated at approximately $2,000,000, and earned royalties on the net sales of licensed products by CMT or any sublicensee of between approximately 5% and 20%. CMT is also required to reimburse the University for any future costs associated with maintaining the patent. CMT may terminate the license agreement for any reason upon 90 days’ written notice and the University may terminate the agreement in the event CMT fails to meet its obligations set forth therein, unless the breach is cured within 30 days of the notice from the University specifying the breach. CMT is also obligated to indemnify the University against claims arising due to the exercise of the license by CMT or any sublicensee. CMT is also required to maintain adequate general liability insurance.

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

Multipotent Amniotic Fetal Stem Cells for Radiation Toxicity Application. On April 4, 2017, CMT filed a US patent application covering the use of its AmnioStem Universal Donor stem cell product as a treatment of radiation toxicity. We plan to leverage the ability of its amniotic fluid based stem cell product to induce a process termed “neurogenesis” in which specific areas of the brain are activated to repair damaged tissue.

AmnioStem™ Mediated Immune Reprogramming for Stroke Application. On May 24, 2017, CMT filed a US patent application covering a novel means of suppressing inflammation associated with stroke by reprogramming immune cells of the stroke victim. The patent application teaches ways of using the Company’s patented AmnioStem™ allogeneic stem cell to ‘educate’ immune cells from stroke patients so as to reduce inflammation associated with stroke. By reducing inflammation, the Company plans to develop novel means of increasing efficacy of therapeutic agents in stroke patients.

Synergy between intradiscal stem cell injection subsequent to stimulation of perispinal angiogenesis. On June 7, 2017 we filed a US patent application covering synergy between intradiscal stem cell injection subsequent to stimulation of perispinal angiogenesis. This patent expands on the Company’s issued US Patent No. 9,598,673, which covers treatment of lower back pain by injection of stem cells into muscles surrounding the lower back to stimulate new blood vessel formation (angiogenesis). Nutrition of the avascular intervertebral disc occurs by diffusion through the vertebral endplates from the blood vessels in the vertebral bodies above and below the disc. In many patients with lower back pain, cholesterol plaques in the wall of the aorta obliterate orifices of lumbar and middle sacral arteries and decrease blood supply of the lumbar spine and its surrounding structures. As a result, structures with precarious nutrient supply, such as the intervertebral discs, gradually degenerate. We plan to employ the new technology to modify the environment in the disc, so as to give the injected stem cells optimal conditions for regeneration

Immune Modulatory Cells for Stimulation of Perispinal Angiogenesis to Induce Regeneration of Degenerated Discs. On June 24, 2017 we announced the filing of intellectual property covering data supporting the use of immune system cells for stimulation of perispinal angiogenesis as a means of treating patients with lower back pain, as well as supporting intradiscal stem cell administration in patients suffering from degenerative disc disease. The two patent applications, No. 62520773 and No. 62513670, filed on June 16th and June 1st, respectively, cover the novel use of cells, conventionally known as immune system cells, to stimulate formation of new blood vessels, a process termed angiogenesis.

Autologous Bone Marrow Mononuclear Cells as a Substrate for Enhancement of Neuroregenerative Therapy Application. On October 11, 2017, CMT filed a US patent application covering the use of a combination of an FDA approved drug together with the patient’s own bone marrow derived stem cells for the treatment of stroke. The patent covers the use of the patient’s bone marrow stem cells, together with an FDA approved drug, to stimulate the naturally occurring regenerative processes after certain types of strokes. We plan to we augment the naturally occurring approach by extracting stem cells from the bone marrow, placing them in circulation, and administering an FDA approved drug to enhance their activity

Male Infertility License Agreement. Effective January 29, 2016, we entered into a License Agreement with LABIOMED granting us an exclusive license in the U.S. and its territories and possessions to make and market products or services authorized under LABIOMED’s U.S. use Patent Application 14/508,763 (filed October 7, 2014, and claiming priority back to U.S. Ser. No. 60/790,085 filed on 4/7/2006). We also have the right, with LABIOMED’s consent, to grant sublicenses. Subject to early termination provisions, the license agreement expires on the last to expire of the patents under which the license was granted. We have the right to terminate the agreement at any time upon 90 days’ prior written notice. LABIOMED has the right to terminate the agreement upon the breach of certain covenants under the agreement, including the failure to make required payments to LABIOMED, failure to obtain and maintain required insurance coverage, our failure to meet performance milestones, our insolvency or bankruptcy, underreporting or underpayment of royalties in excess of 20% for any 12-month period, our challenge to the patent rights underlying the license, or our default in the performance of any obligations under the agreement not cured within 90 days following receipt of notice. The agreement obligates us to use our commercially reasonable efforts to develop and commercialize the licensed products and to initiate human clinical trials within specified times. If we fail to meet these milestones within the designated periods, LABIOMED may terminate the license or convert it to non- exclusive. Under the terms of the agreement we paid $5,000 to LABIOMED as a non-refundable license issue royalty, agreed to reimburse them up to $1,800 for its expenses in reviving the patent application, and issued 323,333 shares of CMT’s common stock. We are subject to a 6% royalty to LABIOMED on net sales of any licensed products and 25% on any non-royalty sublicense income. Commencing three years after the date of the agreement, and each subsequent year thereafter, we are required to pay annual maintenance royalties of $20,000, unless during the prior one-year period we paid $50,000 or more in actual royalty payments. Finally, we have agreed to pay them certain milestone payments upon achieving the milestones set forth in the agreement, which in the aggregate we estimate to be approximately $300,000.

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

Trademark and Trade Name. On November 18, 2017, we filed an application with the U.S. Patent and Trademark Office for the name “Stemspine”. The application number is 87690313. The USPTO has searched and considers the application allowable. They published it to give third parties a chance to challenge it. The Notice of Allowance occurred in the June 2018.

Trademark and Trade Name. On January 2, 2017, we filed an application with the U.S. Patent and Trademark Office for the name “FemCelz”. The application number is 88247452. The application has been assigned to an examining attorney for examination.

Trademark and Trade Name. On January 2, 2019 we filed an application with the U.S. Patent and Trademark Office for the name “FemCelz”. The application number is 88247452. The USPTO has searched and considers the application allowable. They published it to give third parties a chance to challenge it. Assuming this does not occur a Notice of Allowance is expected in the 2019 time frame.

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

Research and Development

Research and development expenses for the year ended December 31, 2018, totaled $96,621. Pending completion of the development of the patented technology included in our license agreement, we will not have additional license fees until we have a saleable product. Research and development expenses for the year ended December 31, 2017, totaled $260,085. We also incurred license fees under a royalty agreement of $6,811 for the year ended December 31, 2017.

Item 1A. Risk Factors

As a Smaller Reporting Company, we are not required to furnish information under this Item 1A.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We use at no cost a portion of the residence of Timothy Warbington, our CEO, as our principal executive offices. Management believes that this space is adequate to meet the Company’s current and foreseeable needs.

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

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2018	First	$0.022	$0.002
	Second	$0.070	$0.005
	Third	$0.069	$0.210
	Fourth	$0.027	$0.007

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2017	First	$0.57	$0.32
	Second	$0.55	$0.21
	Third	$0.42	$0.13
	Fourth	$0.24	$0.01

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

Holders

As of the close of business on March 21, 2019, we had approximately 73 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed VStock Transfer, LLC, 18 Lafayette Pl, Woodmere, NY 11598, to act as transfer agent for the common stock.

Dividends

We have not declared or paid any cash dividends on our common stock during the two fiscal years ended December 31, 2017 and December 31, 2018, or in any subsequent period. We do not anticipate or contemplate paying dividends on our common stock until we generate earnings from marketing of the ED treatment, of which there is no assurance. The only restrictions that limit the ability to pay dividends on common equity, or that are likely to do so in the future, are those restrictions imposed by our convertible note holders and by law. We have entered into 11 convertible promissory note agreements with an approximate aggregate principal balance of $1,500,000 that contain covenants which prohibit us from paying dividends unless authorized by each of the lenders.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of the most recent fiscal year ended December 31, 2018, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On November 15, 2018 the Company entered into a convertible note agreement with a lender for an aggregate principal amount of $168,000 for which $150,000 of proceeds were received on November 16, 2018. The note is convertible into shares of the Company’s common stock at a conversion price equal to 61% of the average of the 2 lowest traded prices of the Company’s common stock during the previous 15 trading days preceding the trading date. As of December 31, 2018, the lender had not converted any principal or accrued interest into shares of common stock.

From October, 16 2018 through December 31, 2018, we issued an aggregate of 16,082,387 shares upon the conversion of $16,082,384 of outstanding principal, interest and fees on existing, outstanding notes and 76,104,772 shares upon the cashless exercise of 80,791,476 warrants.

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

Overview

On May 18, 2016, Creative Medical Technology Holdings, Inc., formerly known as Jolley Marketing, Inc., a Nevada corporation (the “ Company ”, “ we ”, “ our ”, or “ us ”), closed (the “ Closing ”) the Agreement and Plan of Merger (the “ Merger Agreement ”) with CMT, Mr. White, the principal shareholder and the sole officer and director of the Company, and the Merger Sub. As a result of the Closing of the Merger Agreement, the Merger Sub was merged with and into CMT with CMT being the surviving corporation and CMT became a wholly-owned subsidiary of the Company. Upon completion of the transaction, we acquired CMT (which is now our wholly-owned subsidiary) and became a company engaged in stem cell research and applications for use to treat ED, spinal and neurological indications. CMT was incorporated in the State of Nevada on December 30, 2015. In May 2017, we formed StemSpine, LLC (“ StemSpine ”), in Nevada for the purpose of creating and/or licensing intellectual property in the area of utilizing stem cells to treat lower back pain. This entity is a wholly owned subsidiary of CMT and has not commenced any business activities. In June 2018, we formed CaverStem International, LLC, in Nevada for the purpose of licensing the CaverStem procedure internationally. This entity is 60% owned by Creative Medical Technology Holdings, Inc. and 40% owned by Dr. Alex Gershman. It has not commenced any business activities. All references to the Company after the Closing refer to Creative Medical Technology Holdings, Inc. and CMT, collectively.

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

During 2017, we issued unregistered equity securities in the amount of 1,000,000 common shares for gross proceeds of $100,000, and issued at no additional cost, three-year warrants to purchase 100,000 shares at $0.10 per share. In April of 2017 we issued a $100,000 note to an accredited investor with net proceeds of $90,000. The loan is evidenced by a promissory note dated April 13, 2017 which bears interest at 12% and which matures on October 13, 2020. From May through December 2017 we issued $543,250 in convertible notes and debentures with net proceeds of $483,250 to eight accredited investors.

During 2018, following international publication of a clinical trial in peer-reviewed literature and an IRB determination that the Caverstem procedure performed in our LABiomed clinical trial is safe, we proceeded with commercialization of the Caverstem procedure. We recruited physicians in 5 markets and facilitated patient recruitment. The efforts generated $124,400 in revenue.

During 2018, we issued $2,001,750 in convertible notes to accredited investors with net proceeds of $1,804,927. The notes mature from January through December of 2019 and bear interest rates ranging from 8% to 12%.

During the year ended December 31, 2017, we incurred interest expense of $9,938 arising from the related party notes of $125,000. During the year ended December 31, 2017, we incurred interest expense of $30,094 arising from the third-party notes of $599,039.

During the year ended December 31, 2018, we incurred interest expense of $1,361,427 arising from the third-party notes of $1,475,000.

Plan of Operations

We commenced marketing disposable stem cell concentration kits for the Caverstem ED treatment in the fourth quarter of 2017. For the next 12 months our plan of operations is to market our disposable stem cell concentration kits, publish the results of the UCLA/LABiomed clinical trial and partner with leading researchers on investigator-initiated trials to advance our neurological programs. As of December 31, 2018, we had approximately $304,000 cash on hand. With an estimated monthly cash burn rate of approximately $100,000 based on historic trends and anticipated future revenues and expenses, management anticipates sufficient cash on hand and committed funds to meet operating expenses and costs of the current operations through at least March 2019. Historically, we have met our cash flow requirements through the sale of equity securities or borrowed funds. We intend to fund our business through sales of disposable stem cell concentration kits along with continuing to seek investments to meet our cash flow requirements, including both operating expenses and the balance of funding required to fund our sales efforts. The securities offered by us to potential investors have not been registered under the Securities Act of 1933, as amended (the “ Act ”), and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. If we are unable to obtain further financing, we may seek alternative sources of funding or revise our business plan. We currently have no alternative sources for funding.

Results of Operations – For the Year Ended December 31, 2018, and for the Year Ended December 31, 2017

Gross Revenue. We generated $124,400 in gross revenue for the year ended December 31, 2018 in comparison with $4,800 for the comparable period a year ago. The increase of $119,600 or 2,492% is due to the commercialization of the Caverstem procedure that generated sales from cell separation centrifuges and disposable kits.

Cost of Goods Sold. We generated $70,375 in cost of goods sold for the year ended December 31, 2018 in comparison with $8,000 for the comparable period a year ago. The increase of $62,375 or 780% is due to the commercialization of the Caverstem procedure that generated sales from cell separation centrifuges and disposable kits and the associated costs of goods sold.

Gross Profit/(Loss). We generated $54,025 in gross profit for the year ended December 31, 2018 in comparison with $3,200 in gross loss for the comparable period a year ago. The increase of $57,225 or 1,788% is due to the increased sales and economies of scale associated with the ongoing commercialization and ramp-up of the Caverstem procedure.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2018, totaled $1,050,485, in comparison with $898,526 for the comparable period a year ago. The increase of $151,959, or 17% is primarily due to marketing and travel expenses associated with commercialization of the Caverstem procedure offset by a reduction in stock-based compensation.

Research and Development Expenses.  Research and development expenses for the year ended December 31, 2018, totaled $96,621 in comparison with $260,085 for the comparable period a year ago. The decrease of $163,464, or 63% is primarily due to a reduction of clinical trial expenses on our ED trial being conducted at LABiomed winding down and a completion of the pre-clinical research on our Amniostem stem cell platform.

Operating Loss.  For the reasons stated above, our operating losses for the year ended December 31, 2018 were $1,114,225 in comparison with $1,177,806 for the comparable period a year ago.

Other Expense. Other expenses for the year ended December 31, 2018 totaled $12,541,428 in comparison with $1,481,302 for the comparable period a year ago. The increase of $11,060,126, or 747% is due to an increase of $983,840 in interest expense and $10,484,687 in changes to the fair value of derivative liabilities. We incurred interest expense calculated on our promissory notes. We recorded the amortization of various debt discounts associated with our convertible promissory notes. The discounts are the result of derivative liabilities in which are recorded due to the variability of the notes conversion price. The derivative liabilities have to be re-measured as of each reporting date

Net Loss.  For the reasons stated above, our net losses for the year ended December 31, 2018 were $13,655,653 in comparison with $2,659,108 for the comparable period a year ago.

Amortization Expense. We acquired a patent (U.S. Patent No. 8,372,797) from CMH on February 2, 2016, in exchange for 64,666,667 shares of our restricted common stock valued at $100,000. The patent expires in 2026 and we have elected to amortize the patent over a ten-year period on a straight-line basis. On August 25, 2016, CMT entered into a License Agreement which grants it the exclusive right to all products derived from US Patent No. 7,569,385 for multipotent amniotic fetal stem cells. Under the terms of the license agreement, CMT paid an initial license fee within 30 days of entering into the agreement. The patent expires in 2026 and we have elected to amortize the patent over a ten-year period on a straight-line basis. On May 17, 2017, CMT purchased U.S. Patent No. 9,598,673 covering use of various stem cells for treatment of lower back pain from Creative Medical Holdings, Inc. (“ CMH ”). Under the terms of the agreement, CMT is required to pay CMH $100,000. The patent expires in 2027 and we have elected to amortize the patent over a ten-year period on a straight-line basis.

Amortization expense of $21,144 was recorded for the year ended December 31, 2018, representing the amortization of the ED, multipotent amniotic fetal stem cell and lower back pain patents based upon the remaining life of the patents. There was $15,995 of amortization expense recorded for the period ended December 31, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity capital expenditures or capital resources.

Liquidity and Capital Resources

Our principal source of liquidity to date has been funds received from the sale of our common stock to CMH in the amount of $79,500, $125,000 in loans from CMH, $2,471,896 in loans from third parties and $600,000 in private sales of our common stock to third parties. To-date, $1,076,150 of outstanding principal, interest and fees have been converted into equity. $1,475,000 of the $1,475,000 in loans from third parties matures in 2019. Our experience to-date indicates the lenders are most likely convert the debt into equity prior to or in lieu of full payment at maturity. Going forward, our short-term funding needs are expected to be satisfied by funds to be loaned to us by third parties and revenues generated from our Caverstem ED procedure. Our long-term liquidity needs are expected to be satisfied from future offerings of our equity securities. It is possible that CMH may provide future financing for us. We do not have any arrangements, agreements, or sources for long-term funding.

Our only commitments for expenditures relate to the completion of the clinical study for the ED stem cell treatment and general and administrative costs, including reimbursements to our parent company for services performed by their executive officers on our behalf. During the next 12 months we also anticipate incurring expenses related to marketing activities for our ED treatment.

For the next 12 months our plan of operations is to market the disposable stem cell kits associated with the Caverstem ED and FemCelz vaginal rejuvenation treatments and publish the results from the UCLA/LABiomed clinical trial. We believe that our current cash on hand would meet our cash flow requirements for only a few more months. If we are unable to obtain further financing, we may seek alternative sources of funding or revise our business plan. We currently have no alternative sources for funding.

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

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

As a Smaller Reporting Company, we are not required to furnish information under this Item 7A.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash	$304,056	$13,697
Accounts receivable	9,600	4,801
Total Current Assets	313,656	18,498

OTHER ASSETS
Licenses, net of amortization	163,505	184,649
TOTAL ASSETS	$477,161	$203,147

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$331,838	$237,566
Accrued expenses	21,640	23,140
Management fee payable - related party	198,082	352,750
Convertible notes payable, net of discount of $792,994 and $192,291, respectively	682,056	251,748
Notes payable, net of discount of $0 and $0, respectively	-	125,000
Notes payable - related party - current	-	125,000
Advances from related party	10,800	10,800
Derivative liabilities	3,227,382	1,309,190
Total Current Liabilities	4,471,798	2,435,194

LONG TERM LIABILITIES
Convertible notes payable, net of discount of $0 and $54,085, respectively	-	915
Accrued expenses, net of current portion	-	3,211
TOTAL LIABILITIES	4,471,798	2,439,320

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 7,000,000 and 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2018 and 2017	-	-
Series A preferred stock, $0.001 par value, 3,000,000 and 0 shares authorized, 3,000,000 and no shares issued and outstanding at December 31, 2018 and 2017, respectively	3,000	-
Common stock, $0.001 par value, 3,000,000,000 and 600,000,000 shares authorized; 903,311,370 and 115,399,226 issued and 902,711,370 and 114,799,226 outstanding at December 31, 2018 and 2017, respectively	902,711	114,800
Additional paid-in capital	12,180,985	1,074,707
Accumulated deficit	(17,081,333)	(3,425,680)
TOTAL STOCKHOLDERS' DEFICIT	(3,994,637)	(2,236,173)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$477,161	$203,147

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017

Revenues	$124,400	$4,800

Cost of revenues	70,375	8,000

Gross profit	54,025	(3,200)

OPERATING EXPENSES
Research and development	96,621	260,085
General and administrative, including stock-based compensation of $1,877 and $144,160, respectively	1,050,485	898,526
Amortization of patent costs	21,144	15,995
TOTAL EXPENSES	1,168,250	1,174,606

OPERATING LOSS	(1,114,225)	(1,177,806)

OTHER INCOME/(EXPENSE)
Interest expense	(1,361,427)	(377,587)
Gain on extinguishment of convertible notes	408,401	-
Change in fair value of derivatives liabilities	(11,588,402)	(1,103,715)
Total other expense	(12,541,428)	(1,481,302)

LOSS BEFORE TAXES	(13,655,653)	(2,659,108)

Provision for income taxes	-	-

NET LOSS	$(13,655,653)	$(2,659,108)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	585,933,658	106,323,582

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,655,653)	$(2,659,108)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	1,877	144,160
Amortization	21,144	15,995
Amortization of debt discounts	1,258,435	322,555
Increase in principal balance due to penalty provision	12,500	25,000
Change in fair value of derivatives liabilities	11,588,402	1,103,715
Gain on extinguishment of convertible notes payable	(408,401)	-
Changes in assets and liabilities:
Accounts receivable	(4,799)	(4,801)
Accounts payable	94,760	171,181
Accrued expenses	44,133	18,932
Management fee payable	(4,668)	(27,250)
Net cash used in operating activities	(1,052,270)	(889,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	90,000
Payments on convertible notes payable	(405,294)	-
Prepayment premiums paid on convertible notes payable	(57,004)	-
Proceeds from convertible notes payable	1,804,927	483,250
Proceeds from sale of common stock	-	100,000
Related party advances	-	8,200
Net cash provided from financing activities	1,342,629	681,450

NET INCREASE (DECREASE) IN CASH	290,359	(208,171)
BEGINNING CASH BALANCE	13,697	221,868
ENDING CASH BALANCE	$304,056	$13,697

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$6,712	$11,100
Cash payments for income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Fair value of warrants issued in private placement	$-	$5,546
Purchase of patents with amounts due to related party	$-	$100,000
Conversion of notes payable, accrued interest and derivative liabilities into common stock	$11,496,312	$314,066
Conversion of management fees into preferred stock	$150,000	$-
Beneficial conversion feature	$114,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (Deficit)
December 31, 2016	-	$-	105,013,750	$105,014	$503,767	$(766,572)	$(157,791)

Common stock issued for cash	-	-	1,000,000	1,000	99,000	-	100,000

Common stock issued with convertible notes payable	-	-	50,000	50	22,450	-	22,500

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	8,485,476	8,486	305,580	-	314,066

Common stock issued for services	-	-	250,000	250	112,250	-	112,500

Stock-based compensation	-	-	-	-	31,660	-	31,660

Net loss	-	-	-	-	-	(2,659,108)	(2,659,108)

December 31, 2017	-	-	114,799,226	114,800	1,074,707	(3,425,680)	(2,236,173)

Preferred stock issued for related party management fees	3,000,000	3,000	-	-	147,000	-	150,000

Common stock issued for cashless warrant exercise	-	-	327,969,516	327,969	(327,969)	-	-
							-
Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	459,942,628	459,942	544,741	-	1,004,683
							-
Relief of derivative liabilities	-	-	-	-	10,740,629	-	10,740,629

Stock-based compensation	-	-	-	-	1,877	-	1,877
							-
Net loss	-	-	-	-	-	(13,655,653)	(13,655,653)

December 31, 2018	3,000,000	$3,000	902,711,370	$902,711	$12,180,985	$(17,081,333)	$(3,994,637)

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Creative Medical Technology Holdings, Inc., formerly Jolley Marketing, Inc. (the “ Company ” or “ CMTH ”) was incorporated on December 3, 1998, in Nevada. On May 18, 2016, the Company consummated an Agreement and Plan of Merger to acquire all of the outstanding capital stock of Creative Medical Technologies, Inc. (“ CMT ”) in a transaction which was accounted for as a recapitalization, reverse merger, of the Company.

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

On September 14, 2016, CMT filed a certificate of organization for Amniostem LLC, a Nevada limited liability company and wholly owned subsidiary of CMT. Amniostem, LLC was formed to create and/or license intellectual property in the area of amniotic fluid derived stem cells for therapeutic applications.  With this, management intends to address what it believes are unmet medical needs through development and commercialization of amniotic fluid stem cell-based technologies. Management intends to seek in licensing opportunities as well as create intellectual property in-house for this newly created entity. In May 2017, we formed StemSpine, LLC (“ StemSpine ”), in Nevada for the purpose of creating and/or licensing intellectual property in the area of utilizing stem cells to treat lower back pain.

On June 19, 2018, we formed CaverStem International, LLC, in Nevada for the purpose of licensing the CaverStem procedure internationally. This entity is 60% owned by Creative Medical Technology Holdings, Inc. and 40% owned by Dr. Alex Gershman. It has not commenced any business activities.

Risks and Uncertainties - The Company has a limited operating history and has only recently started to generate revenues from its planned principal operations.

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

The Company has only recently started to generate sales and we have limited marketing and/or distribution capabilities. The Company has limited experience in developing, training or managing a sales force and will incur substantial additional expenses if it decides to market any of its current and future products and services with an internal sales organization. Developing a marketing and sales force is also time consuming and could delay launch of its future products and services. In addition, the Company will compete with many companies that currently have extensive and well-funded marketing and sales operations. The Company’s marketing and sales efforts may be unable to compete successfully against these companies. In addition, the Company has limited capital to devote to sales and marketing.

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

Going Concern - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S., which contemplate continuation of the Company as a going concern. However, during the fiscal year ended December 31, 2018, the Company incurred a net loss of $13,655,653, had negative cash flows from operating activities of $1,052,270, had negative working capital of $4,158,142 at December 31, 2018 and has only recently started to generate revenues. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Concentration Risks - The Federal Deposit Insurance Corporation insures cash deposits in most general bank accounts for up to $250,000 per institution.  The Company maintains its cash balances at one financial institution. As of December 31, 2018, the Company’s balance exceeded the limit by $54,056.

Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instrument - The Company’s financial instruments consist of cash and cash equivalents, convertible notes, and payables.  The carrying amount of cash and cash equivalents and payables approximates fair value because of the short-term nature of these items.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of December 31, 2018, the Company has level 3 fair value calculations on derivative liabilities. The table below reflects the results of our Level 3 fair value calculations:

	Notes	Warrants	Total

Derivative liability at December 31, 2017	$1,060,315	$248,875	$1,309,190
Addition of new conversion option derivatives	3,229,129	398,293	3,627,422
Conversion of note derivatives	(4,887,925)	(5,738,704)	(10,626,629)
Change in fair value	2,582,309	6,335,090	8,917,399
Derivative liability at December 31, 2018	$1,983,828	$1,243,554	$3,227,382

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

Revenue - The Company recognizes revenue as it is earned as defined by U.S. GAAP. From Inception to December 31, 2018, there was minimal revenue recognized. During 2019, the Company anticipates there will be revenue to report. We have adopted the new revenue recognition standards that went into effect on January 1, 2018. All revenues reported in 2018 and beyond will reflect those standards. Adoption of the standards has no effect on the Company’s revenues.

Research and Development - Research and development will continue to be a major function of the Company. Research and development costs will be expensed as incurred.  Expenses in the accompanying financial statements include certain costs which are directly associated with the Company’s research and development:

1.	Erectile Dysfunction Technology based upon the use of stem cells. These costs, which consist primarily of monies paid for clinical trial expenses, materials and supplies and compensation costs amounted to $92,982 for the year ended December 31, 2018. There were $233,061 in research costs for the period ended December 31, 2017;

2.	Amniotic Fluid-based Stem Cells. Pre-clinical research costs, which consist primarily of monies paid for laboratory space, materials and supplies amounted to $3,639 for the year ended December 31, 2018. There were $27,024 in research costs for the period ended December 31, 2017.

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

Basic and Diluted Loss Per Share – The Company follows Financial Accounting Standards Board (“ FASB ”) ASC 260 Earnings per Share to account for earnings per share. Basic earnings per share (“ EPS ”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During loss periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. During the year ended December 31, 2018, the Company had 500,000 options and 142,075,119 warrants to purchase common stock outstanding; however, the effects were anti-dilutive due to the net loss.

Recent Accounting Pronouncements – The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 2 – LICENSING AGREEMENTS

ED Patent – The Company acquired a patent from CMH, a related company on February 2, 2016, in exchange for 64,666,667 shares of CMTH restricted common stock valued at $100,000. CMH holds a significant amount of the Company’s common stock. The patent expires in 2025 and the Company has elected to amortize the patent over a ten-year period on a straight line basis. Amortization expense of $9,972 was recorded for the year ended December 31, 2018. As of December 31, 2018, the carrying value of the patent was $70,904. The Company expects to amortize $9,972 annually through 2025 related to the patent costs.

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

The Company is subject to a 6% royalty payment to LABIOMED on net sales of any products under this license and 25% on any non-royalty sublicense income. Commencing three years after the date of the agreement, and each subsequent year thereafter, the Company is required to pay to LABIOMED annual maintenance royalties of $20,000, unless during the prior one-year period the Company paid $50,000 or more in actual royalty payments. Finally, the Company agreed to pay LABIOMED certain milestone payments upon achieving the milestones set forth in the agreement. As of December 31, 2018, $0 are currently due to LABIOMED.

Multipotent Amniotic Fetal Stem Cells License Agreement - On August 25, 2016, CMT entered into a License Agreement dated August 25, 2016, with a University. This license agreement grants to CMT the exclusive right to all products derived from a patent for use of multipotent amniotic fetal stem cells composition of matter throughout the world during the period ending on the expiration date of the longest-lived patent rights under the patent. The license agreement also permits CMT to grant sublicenses. Under the terms of the license agreement, CMT is required to diligently develop, manufacture, and sell any products licensed under the agreement. CMT paid the University an initial license fee within 30 days of entering into the agreement. CMT is also required to pay annual license maintenance fees on each anniversary date of the agreement, which maintenance fees would be credited toward any earned royalties for any given period. The License Agreement provides for payment of various milestone payments and earned royalties on the net sales of licensed products by CMT or any sub licensee. CMT is also required to reimburse the University for any future costs associated with maintaining the patent. CMT may terminate the license agreement for any reason upon 90 days’ written notice and the University may terminate the agreement in the event CMT fails to meet its obligations set forth therein, unless the breach is cured within 30 days of the notice from the University specifying the breach. CMT is also obligated to indemnify the University against claims arising due to the exercise of the license by CMT or any sub licensee. As of December 31, 2018, no amounts are currently due to the University.

The Company estimates that the patent expires in February 2026 and has elected to amortize the patent through the period of expiration on a straight line basis. Amortization expense of $1,172 was recorded for the year ended December 31, 2018. As of December 31, 2018, the carrying value of the patent was $7,601. The Company expects to amortize approximately $1,172 annually through 2026 related to the patent costs.

Lower Back Patent – The Company, through a newly created subsidiary of CMT, StemSpine, LLC, acquired a patent from CMH, a related company, on May 17, 2017, for $100,000, payable in cash or stock. The patent expires on May 19, 2027 and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $10,000 was recorded for the year ended December 31, 2018. As of December 31, 2018, the carrying value of the patent was $85,000. The company expect to amortize approximately $10,000 annually through 2027 related to the patent costs.

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

As of December 31, 2018, future expected amortization of these assets is as follows:

For the year ended December 31,

2019	21,144
2020	21,144
2021	21,144
2022	21,144
2023	21,144
Thereafter	57,785
Total	$163,505

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has incurred a monetary obligation to a related corporation to reimburse the cost of services provided to the Company (management and consulting) through December 31, 2018. Each of the Company’s executive officers is employed by the parent company, CMH, and will continue to receive his or her salary or compensation from CMH. The Company has an agreement with CMH which obligates the Company to reimburse CMH $35,000 per month for such services beginning January 2016. The compensation paid by CMH will include an allocation of services performed for CMH and for the Company. The amounts are presented as a “management fee payable - related party” on the accompanying unaudited condensed consolidated balance sheets. The liability is non-interest bearing, unsecured, and will be due upon the Company successfully raising at least $1,000,000 through the sale of equity. As of December 31, 2017, amounts due to CMH under the arrangement were $198,082.

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

During 2016, the Company entered into three note payable agreements with CMH in which the proceeds were used in operations. The notes payable were dated February 2, 2016, May 1, 2016 and May 18, 2016 and resulted in borrowings of $50,000, $50,000 and $25,000, respectively. Notes payable of $50,000 mature on April 30, 2018, $50,000 on July 31, 2018 and $25,000 on May 18, 2018. On May 4, 2017, CMT and CMH entered into a Note Extension and Limited Waiver Agreement whereby the parties extended the maturity date of the 8% Promissory Note dated February 2, 2016, in the principal amount of $50,000, from April 30, 2017, to April 30, 2018, and CMH waived the nonpayment of the Note by CMT on the original maturity date. On extension, CMT paid to CMH accrued interest related to the extended note of $4,050. On July 31, 2017, CMT and CMH entered into a Note Extension and Limited Waiver Agreement whereby the parties extended the maturity date of the 8% Promissory Note dated May 1, 2016, in the principal amount of $50,000, from July 31, 2017, to July 31, 2018, and CMH waived the nonpayment of the Note by CMT on the original maturity date. On extension, CMT paid to CMH accrued interest related to the extended note of $4,050. The notes incur interest at 8% per annum on the outstanding balance of the notes. As of December 31, 2018, accrued, unpaid interest was $0. As of December 31, 2017, accrued interest was $8,236.

On April 11, 2018 CMH converted $136,003 of principal and accrued interest into 9,855,290 common shares. As of December 31, 2018, the Company had fulfilled all the obligations of the notes.

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

NOTE 4 – DEBT

$100,000 Loan – Baldanegro – Loan 4

On April 13, 2017, the Company received a loan from an accredited investor in the face amount of $100,000, for which $90,000 in proceeds were received. The loan is evidenced by a promissory note dated April 13, 2017, which bears interest at 12% and which matures on October 13, 2018. In addition, at maturity the Company must pay 125% of principal and interest at maturity. The promissory note is secured by 400,000 shares of common stock held by the lender. On November 1, 2018 the note was amended to include a conversion feature. The convertible note is convertible upon the amendment date and convertible into shares of the Company’s stock at a conversion price equal to 80% of the lowest traded price of the Company’s common stock during the previous 20 trading days preceding the conversion date. We are negotiating with the investor to extend the maturity date of the note. The Company amortized the on-issuance discount of $35,000 to interest expense using the straight-line method over the original term of the loan. During the years ended December 31, 2018 and 2017 the Company amortized $0 and $35,000 to interest expense respectively. As of December 31, 2018, a discount of $0 remained.

$400,000 Convertible Debenture – Peak One – Note 5

On May 2, 2017, the Company entered into a convertible debenture agreement with a third party for an aggregate principal amount of up to $400,000, for which up to $360,000 in proceeds is to be received. On May 2, 2017, the Company received the first tranche of proceeds of $85,000 for which the Company issued a convertible debenture in the face amount of $100,000. During the years ended December 31, 2018 and 2017 the Company amortized $54,085 and $45,915 to interest expense respectively. As of December 31, 2018, a discount of $0 remained. During the years ended December 31, 2018 and 2017, the lender converted $54,200 of principal into 23,485,183 shares of common stock and $45,000 of principal into 5,357,142 shares of common stock respectively. On March 23, 2018, the Company paid the lender $1,000 to extinguish the remaining principal balance. As of December 31, 2018, the Company had fulfilled all the obligations of the debenture.

$115,000 Convertible Note – Auctus – Note 6

On April 10, 2017, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $115,000, for which $103,250 in proceeds were received on May 5, 2017. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of January 10, 2018. The note holder has notified the company they do not consider the note in default and their intent is to continue converting the remaining principal and accrued interest into common shares. During the years ended December 31, 2018 and 2017, the Company amortized $4,600 and $110,400 to interest expense respectively. As of December 31, 2018, a discount of $0 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature and the warrants as derivative liabilities, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. During the years ended December 31, 2018 and 2017, the lender converted $134,812 of principal, interest and fees into 145,929,641 common shares and converted $13,110 of principal, interest and fees into 1,295,000 common shares respectively. As of December 31, 2018, the Company had fulfilled all the obligations of the note.

$55,000 Convertible Note – Global – Note 7

On April 24, 2017, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $55,000, for which $47,500 in proceeds were received on May 8, 2017. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of April 24, 2018. During the years ended December 31, 2018 and 2017 the Company amortized $17,863 and $37,137 to interest expense respectively. As of December 31, 2018, a discount of $0 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature and the warrants as derivative liabilities, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. During the years ended December 31, 2018 and 2017, the lender converted $47,613 of principal, interest and fees into 31,442,665 common shares and $6,000 of principal, interest and fees into 666,667 common shares respectively. As of December 31, 2018, the Company had fulfilled all the obligations of the note.

$50,000 Secured Convertible Note – WBRE – Note 8

On June 26, 2017, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $50,000, for which $50,000 in proceeds were received on June 26, 2017. Under the terms of the agreement, the convertible note incurs interest at 12% per annum and matured on December 26, 2017. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to or greater than $0.25 or a conversion price equal to 60% of the average closing trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company has pledged 200,000 shares of common stock as security on the note. The Company recorded a discount of $40,681 due to the recording of a derivative liability as discussed in Note 5. The Company amortized the total discount of $40,681 to interest expense using the straight-line method over the term of the loan. During the years ended December 31, 2018 and 2017, the Company amortized $0 and $40,681 to interest expense respectively. As of December 31, 2018, a discount of $0 remained.

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

$50,000 Convertible Note – Crown Bridge – Note 9

On July 19, 2017, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $50,000, for which $43,000 in proceeds were received on July 25, 2017. Under the terms of the agreement, the convertible note incurs interest at 5% per annum and has a maturity date of July 19, 2018. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to ten times the number of common shares the convertible note is convertible into. In conjunction with the issuance of the note, the Company issued 166,667 five-year warrants to purchase common stock at $0.30 per share to the note issuer. The Company is amortizing the on-issuance discount of $5,000 and legal processing fees of $2,000 and the remaining discount of $43,000 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $50,000 to interest expense using the straight-line method over the term of the loan. During the years ended December 31, 2018 and 2017 the Company amortized $27,397 and $22,603 respectively to interest expense. As of December 31, 2018, a discount of $0 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of December 31, 2018, there were 333,470,447 shares reserved with our transfer agent with a potential of up to 0 being reserved if and when the lender issues a request to our transfer agent.

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

During the year ended December 31, 2018, the lender converted $52,247 of principal, interest and fees into 56,453,381 common shares. As of December 31, 2018, the Company had fulfilled all the obligations of the note.

$55,000 Convertible Note – Fourth Man – Note 10

On August 31, 2017, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $55,000, for which $47,500 in proceeds were received on September 1, 2017. Under the terms of the agreement, the convertible note incurs interest at 22% per annum and has a maturity date of August 31, 2018. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing the on-issuance discount of $5,000 and legal processing fees of $2,500 and the remaining discount of $47,500 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $55,000 to interest expense using the straight-line method over the term of the loan. During the years ended December 31, 2018 and 2017 the Company amortized $36,617 and $18,384 to interest expense respectively. As of December 31, 2018, a discount of $0 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of December 31, 2017, there were 26,250,105 shares reserved with our transfer agent with a potential of up to 0 being reserved if and when the lender issues a request to our transfer agent.

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

During the year ended December 31, 2018, the lender converted $58,622 of principal, interest and fees into 40,198,612 common shares. As of December 31, 2018, the Company had fulfilled all the obligations of the note.

$30,250 Convertible Note – Morningview – Note 11

On October 23, 2017, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $30,250, for which $25,000 in proceeds were received on October 30, 2017. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of October 23, 2018. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to five times the number of common shares the convertible note is convertible into. The Company is amortizing the on-issuance discount of $2,750 and legal processing fees of $2,500 and the remaining discount of $25,000 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $30,250 to interest expense using the straight-line method over the term of the loan. During the year ended December 31, 2018 and 2017 the Company amortized $24,532 and $5,718 to interest expense respectively. As of December 31, 2018, a discount of $0 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of December 31, 2018, there were 3,107,186 shares reserved with our transfer agent with a potential of up to 0 being reserved if and when the lender issues a request to our transfer agent.

In the event of default, the holder has the right to require the Company to pay an amount equal to 150% multiplied by the then outstanding entire balance of the note, including principal and accrued unpaid interest.

The Company has the option to redeem the convertible notes within 180 days from the date of issuance at 140% of the principal and interest.

During the years ended December 31, 2018 and 2017, the lender converted $32,258 of principal, interest and fees into 11,200,820 common shares and $7,000 of principal, interest and fees into 1,166,667 common shares respectively. As of December 31, 2018, the Company had fulfilled all the obligations of the note.

$58,000 Convertible Note – Power Up – Note 12

On November 27, 2017, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $58,000, for which $55,000 in proceeds were received on December 1, 2017. Under the terms of the agreement, the convertible note incurs interest at 12% per annum and has a maturity date of November 27, 2018. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 61% of the average of the two lowest traded prices of the Company’s common stock during the previous 15 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to six times the number of common shares the convertible note is convertible into. The Company is amortizing the on-issuance discount of $3,000 and the remaining discount of $55,000 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $58,000 to interest expense using the straight-line method over the term of the loan. During the years ended December 31, 2018 and 2017 the Company amortized $52,597 and $5,403 to interest expense respectively. As of December 31, 2018, a discount of $0 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of December 31, 2018, there were 0 shares reserved with our transfer agent with a potential of up to 0 being reserved if and when the lender issues a request to our transfer agent.

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

On April 26, 2018 the Company retired the note with a payment of $82,084 to the note holder. A derivative liability gain of $300,904 and a premium loss of $21,109 were recorded to reflect the retirement of the loan.

$30,000 Convertible Note – Power Up – Note 13

On December 18, 2017, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $30,000, for which $27,000 in proceeds were received on December 18, 2017. Under the terms of the agreement, the convertible note incurs interest at 12% per annum and has a maturity date of December 18, 2018. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 61% of the average of the two lowest traded prices of the Company’s common stock during the previous 15 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to six times the number of common shares the convertible note is convertible into. The Company is amortizing the on-issuance discount of $3,000 and the remaining discount of $27,000 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $30,000 to interest expense using the straight-line method over the term of the loan. During the years ended December 31, 2018 and 2017 the Company amortized $28,685 and $1,315 to interest expense respectively. As of December 31, 2018, a discount of $0 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of December 31, 2017, there were 0 shares reserved with our transfer agent with a potential of up to 0 being reserved if and when the lender issues a request to our transfer agent.

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

On May 3, 2018 the Company retired the note with a payment of $42,311 to the note holder. A derivative liability gain of $131,488 and a premium loss of $10,940 were recorded to reflect the retirement of the note.

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

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of December 31, 2018, there were 0 shares reserved with our transfer agent with a potential of up to 0 being reserved if and when the lender issues a request to our transfer agent.

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

During the year ended December 31, 2018, the lender converted $32,744 of principal, interest and fees into 5,350,345 common shares. As of December 31, 2018, the Company had fulfilled all the obligations of the note.

$44,000 Convertible Note – Adar Bays – Note 15

On January 17, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $44,000, for which $19,000 in proceeds were received on January 23, 2018 and $19,000 in proceeds were received on February 26, 2018. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of January 17, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest traded price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing the on-issuance discount of $4,000, legal fees of $2,000 and the remaining discount of $34,324 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $40,324 to interest expense using the straight-line method over the term of the loan. During year ended December 31, 2018 the Company amortized $40,324 to interest expense. As of September 30, 2018, a discount of $0 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of December 31, 2018, there were 0 shares reserved with our transfer agent with a potential of 0 being reserved if and when the lender issues a request to our transfer agent.

In the event of default, the holder has the right to require the Company to pay an amount equal to 120% multiplied by the then outstanding entire balance of the note, including principal and accrued unpaid interest. In addition, the default interest rate would increase to 24%.

There is no option for the Company to redeem the convertible note prior to maturity.

During the year ended December 31, 2018, the lender converted $44,000 of principal, interest and fees into 27,518,485 common shares. As of December 31, 2018, the Company had fulfilled all the obligations of the note.

In connection with the original agreement, the holder had the option to fund three additional $44,000 back end convertible notes. On July 16, 2018, the holder exercised this option and entered into three separate $44,000 convertible notes totaling $132,000. For which the Company received a total of $114,000 in net proceeds. Under the terms of the agreements, the convertible notes incurred interest at 10% per annum and has a maturity date of January 17, 2019. The convertible notes are convertible upon issuance at a fixed price of $0.025 per share. The Company is amortizing the on-issuance discount of $18,000 and the remaining discount of $114,000 due to the recording of a beneficiation conversion feature. In July and August 2018, the convertible notes were converted into 5,280,000 shares of common stock. The Company amortized the entire discount of $132,000 to interest expense during the year-ended December 31, 2018. As of December 31, 2018, a discount of $0 remained.

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

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of December 31, 2018, there were 48,348,982 shares reserved with our transfer agent with a potential of up to 0 being reserved if and when the lender issues a request to our transfer agent.

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

During the year ended December 31, 2018, the lender converted $12,925 of principal, interest and fees into 2,111,873 common shares. As of December 31, 2018, the Company had fulfilled all the obligations of the note.

$53,000 Convertible Note – PowerUp – Loan 17

On February 15, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $53,000, for which $50,000 in proceeds were received on February 22, 2018. Under the terms of the agreement, the convertible note incurs interest at 12% per annum and has a maturity date of February 15, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 61% of the average of the two lowest traded prices of the Company’s common stock during the previous 15 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to six times the number of common shares the convertible note is convertible into. The Company is amortizing the on-issuance discount of $3,000 and the remaining discount of $50,000 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $53,000 to interest expense using the straight-line method over the term of the loan. During the year ended December 31, 2018 the Company amortized $53,000 to interest expense. As of December 31, 2018, a discount of $0 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of December 31, 2018, there were 0 shares reserved with our transfer agent with a potential of up to 0 being reserved if and when the lender issues a request to our transfer agent.

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

On May 17, 2018 the Company retired the note with a payment of $68,080 to the note holder. A derivative liability gain of $55,004 and a premium loss of $13,494 were recorded to reflect the retirement of the loan.

$27,500 Convertible Note – Global – Note 18

On March 9, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $27,500, for which proceeds of $23,500 were received on March 9, 2018. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of March 9, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest traded price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing the discount of $27,500 due to on issuance discount of $4,000 and the recording of a derivative liability as discussed in Note 5. The Company is amortizing the discount of $27,500 to interest expense using the straight-line method over the term of the loan. During the year ended December 31, 2018 the Company amortized $27,500 to interest expense. As of December 31, 2018, a discount of $0 remained. At no additional cost, we issued to the note holder 2,750,000 five-year warrants to purchase common stock at $0.01, subject to adjustment if we issue securities at less than the exercise price.  The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of December 31, 2018, there were 0 shares reserved with our transfer agent with a potential of up to 0 being reserved if and when the lender issues a request to our transfer agent.

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

During the year ended December 31, 2018 and 2017, the lender converted $28,344 of principal, interest and fees into 4,631,346 common shares. As of December 31, 2018, the Company had fulfilled all the obligations of the note.

$60,000 Convertible Note – Global – WBRE Exchange – Note 19

March 9, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $60,000, in exchange for the extinguishment of the outstanding principal due on the convertible note dated September 26, 2017, see disclosure above for " $50,000 Secured Convertible Note". No proceeds were received in conjunction with the exchange of this convertible note. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of March 9, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest traded price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. At no additional cost, we issued to the note holder 30,000,000 five-year warrants to purchase common stock at $0.0026, subject to adjustment if we issue securities at less than the exercise price.  The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of December 31, 2018, there were 97,130,286 shares reserved with our transfer agent with a potential of up to 0 being reserved if and when the lender issues a request to our transfer agent.

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

During the year ended December 31, 2018, the lender converted $60,147 of principal, interest and fees into 45,665,203 common shares. As of December 31, 2018 the Company had fulfilled all the obligations of the note.

$115,000 Convertible Note – Auctus – Note 20

On March 13, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $115,000, for which $97,250 in proceeds were received on March 19, 2018. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of December 13, 2018. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the average of the two lowest traded prices of the Company’s common stock during the previous 25 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to six times the number of common shares the convertible note is convertible into. The Company is amortizing the original issuance discount of $15,000 legal fees of $2,750 and the remaining discount of $97,250 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $115,000 to interest expense using the straight-line method over the term of the loan. During the year ended December 31, 2018 the Company amortized $115,000 to interest expense. As of December 31, 2018, a discount of $0 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of December 31, 2018, there were 0 shares reserved with our transfer agent with a potential of 0 being reserved if and when the lender issues a request to our transfer agent.

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

On August 8, 2018, the Company retired the note and accrued interest with a payment of $106,312 to the note holder.

$48,000 Convertible Note – GS – Note 21

On March 15, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $48,000, for which $45,600 in proceeds were received on March 20, 2018. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of March 15, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 63% of the average of the two lowest traded prices of the Company’s common stock during the previous 12 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to four times the number of common shares the convertible note is convertible into. The Company is amortizing legal fees of $2,400 and the remaining discount of $45,600 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $48,000 to interest expense using the straight-line method over the term of the loan. During the year ended December 31, 2018, the Company amortized $48,000 to interest expense. As of December 31, 2018, a discount of $0 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of December 31, 2018, there were 0 shares reserved with our transfer agent with a potential of 0 being reserved if and when the lender issues a request to our transfer agent.

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

On April 25, 2018 the Company retired the note with a payment of $60,000 to the note holder. A derivative liability gain of $220,537 and a premium loss of $11,461 were recorded to reflect the retirement of the note.

$110,000 Convertible Note – Morningview – Note 22

On April 3, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $110,000, for which $95,000 in proceeds were received on April 3, 2018. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of April 1, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest traded price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to five times the number of common shares the convertible note is convertible into. The Company is amortizing legal fees of $2,652 and the remaining discount of $107,348 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $110,000 to interest expense using the straight-line method over the term of the loan. During the year ended December 31, 2018, the Company amortized $81,973 to interest expense. As of December 31, 2018, a discount of $28,027 remained. At no additional cost, we issued to the note holder 11,000,000 five-year warrants to purchase common stock at $0.01, subject to adjustment if we issue securities at less than the exercise price.  The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of December 31, 2018, there were 145,193,000 shares reserved with our transfer agent with a potential of 84,426,614 being reserved if and when the lender issues a request to our transfer agent.

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

$110,000 Convertible Note – Fourth Man – Note 23

On April 11, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $110,000, for which $100,000 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity 12 months from the effective date of payment. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $10,000 and the remaining discount of $100,000 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $110,000 to interest expense using the straight-line method over the term of the loan. During the year ended December 31, 2018, the Company amortized $79,562 to interest expense. As of December 31, 2018, a discount of $30,438 remained. At no additional cost, we issued to the note holder 11,000,000 five-year warrants to purchase common stock at $0.01, subject to adjustment if we issue securities at less than the exercise price.  The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of December 31, 2018, there were 58,333,333 shares reserved with our transfer agent with a potential of 50,552,642 being reserved if and when the lender issues a request to our transfer agent.

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

$110,000 Convertible Note – Power Up – Note 24

On April 13, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $110,000, for which $99,000 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of April 1, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $10,000, legal fees of $1,000 and the remaining discount of $99,000 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $110,000 to interest expense using the straight-line method over the term of the loan. During the year ended December 31, 2018 the Company amortized $110,000 to interest expense. As of December 31, 2018, a discount of $0 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of December 31, 2018, there were 41,996,294 shares reserved with our transfer agent with a potential of 0 being reserved if and when the lender issues a request to our transfer agent.

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

During the year ended December 301 2018, the lender converted $115,000 of principal, interest and fees into 11,967,158 common shares. As of December 31, 2018, the Company had fulfilled all the obligations of the note.

$108,000 Convertible Note – Global – Note 25

On May 14, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $108,000, for which $94,960 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 8% per annum and has a maturity date of May 14, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $8,000, legal fees of $5,040 and the remaining discount of $94,960 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $108,000 to interest expense using the straight-line method over the term of the loan. During the year ended December 31, 2018 the Company amortized $68,351 to interest expense. As of December 31, 2018, a discount of $39,649 remained. At no additional cost, we issued to the note holder 3,600,000 five-year warrants to purchase common stock at $0.025, subject to adjustment if we issue securities at less than the exercise price.  The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of December 31, 2018, there were 9,944,425 shares reserved with our transfer agent with a potential of 38,012,618 being reserved if and when the lender issues a request to our transfer agent.

In the event of default, the holder has the right to require the Company to pay an amount equal to 150% multiplied by the then outstanding entire balance of the note, including principal and accrued unpaid interest. In addition, the default interest rate would increase to 24%.

There is no option to pre-pay this note.

During the year ended December 301 2018, the lender converted $20,000 of principal, interest and fees into 4,115,226 common shares.

$108,000 Note – Global – Note 26

On June 27, 2018, the Company entered into a note agreement with a third party for an aggregate principal amount of $108,000, for which $100,000 in proceeds were received. Under the terms of the agreement, the note incurs interest at 8% per annum and has a maturity date of September 27, 2019. The Company is amortizing the on-issuance discount of $8,000 to interest expense using the straight-line method over the term of the loan. During the year ended December 31, 2018 the Company amortized $8,000 and to interest expense. On September 20, 2018, this note was combined with other notes disclosed below, a portion of which was repaid with the remainder being rolled into Global - Note 28 disclosed below. As of December 31, 2018, a discount of $0 remained.

In the event of default, the holder has the right to require the Company to pay an amount equal to 120% multiplied by the then outstanding entire balance of the note, including principal and accrued unpaid interest. In addition, the default interest rate would increase to 24%.

$108,000 Note – Global – Note 27

On August 8, 2018, the Company entered into a note agreement with a third party for an aggregate principal amount of $108,000, for which $106,500 in proceeds were received. Under the terms of the agreement, the note incurs interest at 8% per annum and has a maturity date of August 8, 2019. The Company is amortizing the on-issuance discount of $1,500 to interest expense using the straight-line method over the term of the loan. During the year ended December 31, 2018, the Company amortized $1,500 to interest expense. On September 20, 2018, this note was combined with other notes disclosed immediately above and below, a portion of which was repaid with the remainder being rolled into Global - Note 28 disclosed below. As of December 31, 2018, a discount of $0 remained.

In the event of default, the holder has the right to require the Company to pay an amount equal to 120% multiplied by the then outstanding entire balance of the note, including principal and accrued unpaid interest. In addition, the default interest rate would increase to 24%.

$183,250 Convertible Note – Global – Note 28

On September 20, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $183,250, for which $100,000 in proceeds were received and remaining balances convertible notes disclosed above were rolled over. At the time of combination, the total carrying amount outstanding under the prior notes was $211,570. In connection, with the agreement, the lender was paid $139,352, principal of $69,676 rolled into the new note and a gain of $2,542 was recorded within interest expense. Under the terms of the agreement, the convertible note incurs interest at 8% per annum and has a maturity date of September 20, 2019. The convertible note is convertible at any time after 31 days after the closing date and convertible into shares of the Company’s stock at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $13,574 and the remaining discount of $169,676 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $183,250 to interest expense using the straight-line method over the term of the loan. During the year ended December 31, 2018 the Company amortized $51,210 to interest expense. As of December 31, 2018, a discount of $132,040 remained. At no additional cost, we issued to the note holder 1,247,618 five-year warrants to purchase common stock at $0.088, subject to adjustment if we issue securities at less than the exercise price.  The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of December 31, 2018, there were 25,000,000 shares reserved with our transfer agent with a potential of 80,412,000 being reserved if and when the lender issues a request to our transfer agent.

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

The Company has the option to redeem the note, in whole, up to 30 days from the date of issuance with no interest, on issuance discount, fees or pre-payment penalties. After 30 days the right of prepayment expires.

$183,250 Convertible Note – Morningview – Note 29

On September 20, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $183,250, for which $169,676 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 8% per annum and has a maturity date of September 20, 2019. The convertible note is convertible at any time after 31 days after the closing date and convertible into shares of the Company’s stock at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $13,574, legal fees of $8,363 and the remaining discount of $161,313 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $183,250 to interest expense using the straight-line method over the term of the loan. During the year ended December 31, 2018, the Company amortized $51,210 to interest expense. As of December 31, 2018, a discount of $132,040 remained. At no additional cost, we issued to the note holder 1,247,618 five-year warrants to purchase common stock at $0.088, subject to adjustment if we issue securities at less than the exercise price.  The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of December 31, 2018, there were 25,000,000 shares reserved with our transfer agent with a potential of 80,412,000 being reserved if and when the lender issues a request to our transfer agent.

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

$183,250 Convertible Note – Fourth Man – Note 30

On September 20, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $183,250, for which $169,676 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 8% per annum and has a maturity date of September 20, 2019. The convertible note is convertible at any time after 31 days after the closing date and convertible into shares of the Company’s stock at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $13,574, legal fees of $8,363 and the remaining discount of $161,313 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $183,250 to interest expense using the straight-line method over the term of the loan. During the year ended December 31, 2018, the Company amortized $51,210 to interest expense. As of December 31, 2018, a discount of $132,040 remained. At no additional cost, we issued to the note holder 1,247,618 five-year warrants to purchase common stock at $0.088, subject to adjustment if we issue securities at less than the exercise price.  The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of December 31, 2018, there were 25,000,000 shares reserved with our transfer agent with a potential of 80,412,000 being reserved if and when the lender issues a request to our transfer agent.

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

$108,000 Convertible Note – Global – Note 31

On November 15, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $108,000, for which $100,000 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 8% per annum and has a maturity date of November 15, 2019. The convertible note is convertible at any time after 31 days after the closing date and convertible into shares of the Company’s stock at a conversion price equal to 70% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $19,065 and the remaining discount of $74,579 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $93,644 to interest expense using the straight-line method over the term of the loan. During the year ended December 31, 2018 the Company amortized $23,603 to interest expense. As of December 31, 2018, a discount of $70,041 remained. At no additional cost, we issued to the note holder 1,985,294 five-year warrants to purchase common stock at $0.0272, subject to adjustment if we issue securities at less than the exercise price.  The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of December 31, 2018, there were 15,000,000 shares reserved with our transfer agent with a potential of 46,752,376 being reserved if and when the lender issues a request to our transfer agent.

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

$108,000 Convertible Note – Morningview – Note 32

On November 15, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $108,000, for which $100,000 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 8% per annum and has a maturity date of November 15, 2019. The convertible note is convertible at any time after 31 days after the closing date and convertible into shares of the Company’s stock at a conversion price equal to 70% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $14,040 and the remaining discount of $83,249 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $97,289 to interest expense using the straight-line method over the term of the loan. During the year ended December 31, 2018 the Company amortized $24,522 to interest expense. As of December 31, 2018, a discount of $72,767 remained. At no additional cost, we issued to the note holder 1,985,294 five-year warrants to purchase common stock at $0.0272, subject to adjustment if we issue securities at less than the exercise price.  The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of December 31, 2018, there were 15,000,000 shares reserved with our transfer agent with a potential of 46,752,376 being reserved if and when the lender issues a request to our transfer agent.

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

$108,000 Convertible Note – Fourth Man – Note 33

On November 15, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $108,000, for which $100,000 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 7% per annum and has a maturity date of November 15, 2019. The convertible note is convertible at any time after 31 days after the closing date and convertible into shares of the Company’s stock at a conversion price equal to 70% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $14,040 and the remaining discount of $83,249 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $97,289 to interest expense using the straight-line method over the term of the loan. During the year ended December 31, 2018 the Company amortized $24,522 to interest expense. As of December 31, 2018, a discount of $72,767 remained. At no additional cost, we issued to the note holder 1,985,294 five-year warrants to purchase common stock at $0.0272, subject to adjustment if we issue securities at less than the exercise price.  The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of December 31, 2018, there were 15,000,000 shares reserved with our transfer agent with a potential of 46,752,376 being reserved if and when the lender issues a request to our transfer agent.

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

$168,300 Convertible Note – Power Up – Note 34

On November 15, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $168,300, for which $150,000 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of April 1, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $15,300, legal fees of $3,000 and the remaining discount of $92,917 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $111,217 to interest expense using the straight-line method over the term of the loan. During the years ended December 31, 2018 and 2017 the Company amortized $28,033 and $0 to interest expense respectively. As of December 31, 2018, a discount of $83,184 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of December 31, 2018, there were 126,422,535 shares reserved with our transfer agent with a potential of 0 being reserved if and when the lender issues a request to our transfer agent.

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

During 2018, the Company incurred $87,132 in pre-payment premiums associated with the extinguishment of $265,142 in principal that was recorded as interest expense.

As of December 31, 2018, future loan maturities are as follows:

For the year ended December 31,

2019	1,475,650

NOTE 5 – DERIVATIVE LIABILITIES

Derivative Liabilities

In connection with convertible notes payable, the Company records derivative liabilities for the conversion feature. In addition, the Company has warrants for which the exercise prices reset upon future events. These warrants are also considered to be derivative liabilities. The derivative liabilities are valued on the date the convertible note payable become convertible and revalued at each reporting period. The warrants are valued on the date of issuance and revalued at each reporting period. During the year ended December 31, 2018, the Company recorded initial derivative liabilities of $4,186,812 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.0009 to $0.0880 our stock price on the date of grant of $0.0029 to $0.0270, expected dividend yield of 0%, expected volatility of 86.44% to 195.00%, risk free interest rate of 2.03% to 2.94% and expected terms ranging from 1.0 to 5.0 years. Upon initial valuation, the derivative liability exceeded the face value certain of the convertible note payables by approximately $2,671,002, which was recorded as a day one loss on derivative liability.

On December 31, 2018, the derivative liabilities were revalued at $3,227,382 resulting in a loss of $3,627,422 related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following average assumptions: an exercise price of $0.0008 to $0.0880, our stock price on the date of valuation $0.0099, expected dividend yield of 0%, expected volatility of 88.48% to 90.50%, risk-free interest rate of 2.45% to 2.63%, and expected terms ranging from 0.50 to 4.88 years.

Future Potential Dilution

Most of the Company’s convertible notes payable contain adjustable conversion terms with significant discounts to market. As of December 31, 2018, the Company’s convertible notes payable are potentially convertible into an aggregate of approximately 197.8 million shares of common stock. In addition, due to the variable conversion prices on some of the Company’s convertible notes, the number of common shares issuable is dependent upon the traded price of the Company’s common stock.

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

In July and September 2016, the Company granted 10-year options to two parties for accepting appointment to the Company’s scientific advisory board. Each award consisted of options to purchase up to 250,000 shares at $0.175 per share. The options vest at a rate of 50,000 on each anniversary date of the respective grants. The options are accounted for as non-employee stock options and thus revalued for reporting purposes at the end of each quarter. During 2018 the fair market value of the options was insignificant to the financial statements.

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

Stock based compensation for the year ended December 31, 2017 was $1,877, and included with general and administrative expenses. As of December 31, 2018, future estimated stock-based compensation expected to be recorded was estimated to be $0.

Option activity for the year ended December 31, 2018 consists of the following:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2016	500,000	$0.18	9.65
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2017	500,000	$0.18	8.65
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2018	500,000	$0.18	7.65
Vested, December 31, 2018	200,000	$0.18	7.65

There were no options issued during the year ended December 31, 2018.

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

On May 8, 2017, the Company entered into a convertible loan agreement with a third party that included 200,000 5-year warrants to purchase a share of common stock at $0.25 per share. On the date of issuance, the Company accounted for the conversion feature on the warrants as derivative liabilities, see Note 5. Derivative accounting applies as the number of warrants and the conversion price are variable and do not have a floor as to the number of common shares in which could be converted. For the year ended December 31, 2017 the initial issuance of 200,000 warrants was increased to 11,956,522 to reflect the terms of the warrant agreement.

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

Assumptions used in calculating the fair value of the warrants issued in 2017 were as follows:

Range of
Inputs Used
Annual dividend yield	$-
Expected life (years)	2.36 to 5.00
Risk-free interest rate	0.86% to 2.01%
Expected volatility	78.71% to 98.38%
Common stock price	$.0135 to 0.1000

On March 9, 2018, the Company entered into a convertible loan agreement with a third party that included 2,750,000 5-year warrants to purchase a share of common stock at $0.01 per share. On the date of issuance, the Company accounted for the conversion feature on the warrants as derivative liabilities, see Note 5. Derivative accounting applies as the number of warrants and the conversion price are variable and do not have a floor as to the number of common shares in which could be converted. For the year ended December 31, 2018 the initial issuance of 2,750,000 warrants was increased to 32,738,095 to reflect the terms of the warrant agreement. For the year ended December 31, 2018 32,738,095 warrants were converted into 25,688,000 common shares through cashless conversions. As of December 31, 2018, 0 warrants remained.

On March 9, 2018, the Company entered into a convertible loan agreement with a third party that included 30,000,000 5-year warrants to purchase a share of common stock at $0.0026 per share. On the date of issuance, the Company accounted for the conversion feature on the warrants as derivative liabilities, see Note 5. Derivative accounting applies as the number of warrants and the conversion price are variable and do not have a floor as to the number of common shares in which could be converted. For the year ended December 31, 2018 the initial issuance of 30,000,000 warrants was increased to 92,857,142 to reflect the terms of the warrant agreement. For the year ended December 31, 2018 92,857,142 warrants were converted into common shares through cashless conversions. As of December 31, 2018, 0 warrants remained.

On April 3, 2018, the Company entered into a convertible loan agreement with a third party that included 11,000,000 5-year warrants to purchase a share of common stock at $0.01 per share. On the date of issuance, the Company accounted for the conversion feature on the warrants as derivative liabilities, see Note 5. Derivative accounting applies as the number of warrants and the conversion price are variable and do not have a floor as to the number of common shares in which could be converted. For the year ended December 31, 2018 the initial issuance of 11,000,000 warrants was increased 94,889,717 to reflect the terms of the warrant agreement. For the year ended December 31, 2018 69,010,704 warrants were converted into common shares through cashless conversions. As of December 31, 2018, 25,879,013 warrants remained.

On April 11, 2018, the Company entered into a convertible loan agreement with a third party that included 11,000,000 5-year warrants to purchase a share of common stock at $0.01 per share. On the date of issuance, the Company accounted for the conversion feature on the warrants as derivative liabilities, see Note 5. Derivative accounting applies as the number of warrants and the conversion price are variable and do not have a floor as to the number of common shares in which could be converted. For the year ended December 31, 2018 the initial issuance of 11,000,000 warrants was increased 94,037,964 to reflect the terms of the warrant agreement. For the year ended December 31, 2018 20,000,000 warrants were converted into common shares through cashless conversions. As of December 31, 2018, 74,037,964 warrants remained.

On May 14, 2018, the Company entered into a convertible loan agreement with a third party that included 3,600,000 5-year warrants to purchase a share of common stock at $0.0026 per share. On the date of issuance, the Company accounted for the conversion feature on the warrants as derivative liabilities, see Note 5. Derivative accounting applies as the number of warrants and the conversion price are variable and do not have a floor as to the number of common shares in which could be converted. For the year ended December 31, 2018 the initial issuance of 3,600,000 warrants was increased 67,828,571 to reflect the terms of the warrant agreement. For the year ended December 31, 2018 58,200,000 warrants were converted into common shares through cashless conversions. As of December 31, 2018, 13,228,571 warrants remained.

On September 13, 2018, the Company entered into a convertible loan agreement with three accredited third party investors that included 3,742,854 5-year warrants to purchase a share of common stock at $0.0880 per share. On the date of issuance, the Company accounted for the conversion feature on the warrants as derivative liabilities, see Note 5. Derivative accounting applies as the number of warrants and the conversion price are variable and do not have a floor as to the number of common shares in which could be converted.

On November 15, 2018, the Company entered into a convertible loan agreement with three accredited third party investors that included 5,955,882 5-year warrants to purchase a share of common stock at $0.0272 per share. On the date of issuance, the Company accounted for the conversion feature on the warrants as derivative liabilities, see Note 5. Derivative accounting applies as the number of warrants and the conversion price are variable and do not have a floor as to the number of common shares in which could be converted.

Assumptions used in calculating the fair value of the warrants issued in 2018 were as follows:

Range of
Inputs Used
Annual dividend yield	$-
Expected life (years)	5.00
Risk-free interest rate	2.03% to 2.94%
Expected volatility	89.93% to 195.00%
Common stock price	$0.0029 to 0.0270

Warrant activity for the year ended December 31, 2018 consists of the following:

	Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2016	500,000	$0.1000	2.82
Issued	22,926,087	0.0046	4.43
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2017	23,426,087	$0.0070	4.40
Issued	68,048,736	0.0120
Exercises	(336,509,121)	0.0011
Anti-Dilution Modifications	402,310,417	0.0011	-
Forfeiture/Cancellations	(15,200,000)	-	-
Outstanding, December 31, 2018	142,075,119	$0.0047	4.22
Vested, December 31, 2018	142,075,119	$0.0047	4.22

See Note 2 for discussion related to the issuance of common stock in connection with licensing agreements.

See Note 3 for discussion related to the issuance of common stock to a related party for cash.

NOTE 8 – INCOME TAXES

The provision for income tax expense consists of the following at December 31, 2018 and 2017:

	2018	2017
Income tax provision attributable to:
Federal	$248,516	$(691,368)
State and local	(234,666)	(212,729)
Valuation allowance	(13,850)	904,097
Net provision for income tax	$-	$-

Deferred tax assets consists of the following at December 31, 2018 and 2017:

	2018	2017
Deferred tax asset attributable to:
Net operating loss carryover	$1,052,992	$950,361
Accrued management fees, related party	26,319	142,800
Valuation allowance	(1,079,311)	(1,093,161)
Net deferred tax asset	$-	$-

The primary difference between the statutory federal rate and the Company’s effective tax rate for the year ended December 31, 2017 was due to the 100% valuation allowance. The following is a reconciliation of the statutory federal rate and the Company’s effective tax rate for the year ended December 31, 2018:

2018

Tax at federal statutory rate	$34.0%
State, net of federal benefit	1.7%
Change in temporary differences	$(3.1)%
Permanent differences	(28.9)%
Valuation allowance	(3.7)%
Provision for taxes	$-

As of December 31, 2018, the Company had federal and state gross net operating loss carryforwards of approximately $3.9 million. The federal and state net operating losses and tax credits expire in years beginning in 2036. Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. To date, the Company hasn’t experienced “ownership changes” under section 382 of the Code and comparable state tax laws. As of December 31, 2018, the Company estimates that none of the federal and state net operating losses will be limited under Section 382 of the Code.

As of December 31, 2018 and 2017, the Company maintained a full valuation allowance on its net deferred tax assets. The valuation allowance was determined in accordance with the provisions of ASC 740, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. The Company’s history of cumulative losses, along with expected future U.S. losses required that a full valuation allowance be recorded against all net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

The applicable federal and state rates used in calculating the deferred tax provision was 21% and 8.84%, respectively. The Tax Cuts and Jobs Act reduced the federal corporate tax rate used in calculating the deferred income tax liability from 35% to 21%, as a result the Company has deferred income tax liabilities for this reduction. This resulted in a one-time reduction of $522,875 to the income tax provision for the year ended December 31, 2018.

The Company files income tax returns in the U.S. and Arizona. All years presented remain subject to examination for U.S. federal and state purposes. The Company is not currently under examination in federal or state jurisdictions.

NOTE 9 – SUBSEQUENT EVENTS

Warrant Exchange

On February 28, 2019, the Company” entered into three separate Exchange Agreements (each, an “Exchange Agreement”) with the holders (the “Warrant Holders”) of Common Stock Purchase Warrants issued by the Company in September 2018 and November 2018. Under each Exchange Agreement, the Company issued a convertible promissory note in the principal amount of $100,000 (an “Exchange Note”) to the Warrant Holder party to such Exchange Agreement in exchange for the cancellation of Common Stock Purchase Warrants held by such Warrant Holder, initially exercisable for an aggregate of 3,232,912 shares of the Company’s common stock. The exchanges were effected pursuant to Sections 3(a)(9) and 4(a)(2) of the Securities Act of 1933, as amended and Rule 506(b) promulgated thereunder.

Each Exchange Note matures on February 28, 2020, bears interest at a rate of 8% per annum, and beginning 31 days after the closing date, is convertible into shares of the Company’s common stock at a conversion price equal to 65% of the Market Price of the common stock. “Market Price” as defined in each Exchange Note means the average of the two lowest “VWAPs” (as defined) of the Company’s common stock during the 15 trading days preceding the applicable conversion date.

Note and Warrant Purchase

On March 1, 2019, the Company completed the sale of Convertible Notes (“Notes”) and Common Stock Purchase Warrants (“Warrants”) to four institutional investors (the “Investors”) pursuant to a Securities Purchase Agreement between the Company and the Investors (the “Purchase Agreement”) dated as of February 19, 2019. The transaction was effected pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506(b) promulgated thereunder.

Pursuant to the Purchase Agreement, for a purchase price of $100,000.00, each Investor purchased a Note in the principal amount of $110,000.00 and a Warrant to purchase 1,334,951 shares of common stock. Each Note matures on March 1, 2020, bears interest at a rate of 8% per annum, and beginning 31 days after the closing date, is convertible into shares of the Company’s common stock at a conversion price equal to 65% of the Market Price of the common stock. “Market Price” as defined in each Exchange Note means the average of the two lowest “VWAPs” (as defined) of the Company’s common stock during the 15 trading days preceding the applicable conversion date. In addition, the Notes are subject to covenants, events of defaults and other terms and conditions customary in transactions of this nature.

Each Warrant is exercisable for a five-year period at an initial exercise price of $0.0206 per share, subject to anti-dilution adjustment in the event of stock dividends, stock splits and other specified events.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

 None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018.

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

Management assessed our internal control over financial reporting as of December 31, 2018, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 2013 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting were effective, as of December 31, 2018, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information concerning our directors and executive officers:

Name	Position	Age
Executive Officers :
Timothy Warbington	President and Chief Executive Officer	57
Donald Dickerson	Chief Financial Officer & Senior Vice-President	54
Directors :
Timothy Warbington	Director	57
Thomas Ichim, PhD	Director	42
Amit Patel, MD	Director	46
Donald Dickerson	Director	54

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

Business Experience of Executive Officers and Directors

Drs. Ichim and Patel were selected as directors because of their experience and expertise in the field of stem cell research. Dr. Ichim sits and has sat on a number of scientific advisory boards, including MyoStim Pacers, San Diego (2011-present); Cromos Pharmaceuticals, Moscow (2010-present); Orcrist Inc, Edmonton, Canada, Chairman (2008-2010); and Entest Bio, La Mesa, California (2010-2011). He also served as editor for StemCellPatents.com (2007-2009). He has also published a number of medical abstracts in stem cell research and has authored or co-authored a number of peer reviewed articles on stem cell research. Dr. Patel has authored numerous articles in the medical field, including peer reviewed and non-peer reviewed professional journal articles on stem cell research. Since 2008 he has been Director of Clinical Regenerative Medicine. Messrs. Warbington and Dickerson were selected as directors because of their experience in managing biotech companies. Mr. Warbington has over 25 years of experience in managing companies and has spent the last five years in the biotech field. Mr. Dickerson has over 30 years of experience in the fields of finance and management. We believe the combination of the skills in the field of stem cell research and business operations contribute to a balance which allows these individuals to pool their skills and work collaboratively on our Board of Directors.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The were no persons who, at any time during the fiscal year ended December 31, 2018, was a director, executive officer, or beneficial owner of more than 10% of our common stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

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

Item 11. Executive Compensation

Timothy Warbington has served as our Chief Executive Officer from May 18, 2016 until the present. Neither Mr. Warbington nor any other person received compensation from us during the years ended December 31, 2018 or 2017, which would be reportable pursuant to this item.

Timothy Warbington and Donald Dickerson served as our only principal executive and financial officers, respectively, during 2018. Neither Mr. Warbington nor Mr. Dickerson received compensation from us or any subsidiary during the years ended December 31, 2018 or 2017, for services rendered in any capacities to the Company or its subsidiaries which would be reportable pursuant to this item. Except as described below, we have not entered into any employment or compensation agreements or arrangements with Messrs. Warbington, and Dickerson for their services as named executive officers (or directors) of our company. Each of these persons is employed by CMH and will continue to receive his salary from CMH for services performed for CMT and our company, and its subsidiaries. We have agreed to reimburse CMH for the services performed for our company by CMH employees beginning January 1, 2016. The following table sets forth the amount of monthly compensation expense we have agreed to reimburse to CMH for our named executive officers:

Equity Awards

No equity awards were outstanding or held by our named executive officers for the year ended December 31, 2018.

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

Name	Position	Monthly Reimbursement
Timothy Warbington	Chief Executive Officer, Director	$10,000

Name	Position	Monthly Reimbursement
Thomas Ichim	Director	$5,000
Amit Patel	Director	$5,000
Donald Dickerson	Chief Financial Officer, Director	$10,000

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table and footnotes thereto sets forth information regarding the number of shares of common stock beneficially owned by (i) each director and named executive officer of our company, (ii) each person known by us to be the beneficial owner of 5% or more of its issued and outstanding shares of common stock, and (iii) all named executive officers and directors of the Company as a group. In calculating any percentage in the following table of common stock beneficially owned by one or more persons named therein, the following table assumes 890,597,662 shares of common stock issued and outstanding. Unless otherwise further indicated in the following table, the footnotes thereto and/or elsewhere in this report, the persons and entities named in the following table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name, subject to community property laws, where applicable. Unless as otherwise indicated in the following table and/or the footnotes thereto, the address of each person beneficially owning in excess of 5% of the outstanding common stock named in the following table is: 3008 W Lupine Avenue, Phoenix, Arizona 85029.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (1)
Named Executive Officers and Directors
Timothy Warbington	41,304,659	(2)(7)	4.54%
Donald Dickerson	1,293,333		0.14%
Thomas Ichim PhD	2,586,667	(3)	0.28%
Amit Patel, MD	3,880,000	(4)	0.43%
Executive Officers and Directors as a Group (4 Persons)	72,867,894		5.39%
5% Beneficial Holders
Creative Medical Health, Inc. (5) 2008 W Lupine Ave Phoenix, AZ 85029	34,832,692	(6)	3.83%

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this report.

(2)	Includes 34,832,692 shares beneficially owned by Creative Medical Health, Inc., for which Mr. Warbington serves as President and Chief Executive Officer.

(3)	These shares are held by Biotech Holdings LLC, a limited liability company controlled by Mr. Ichim.

(4)	These shares are held by Jadi Cells, LLC, a limited liability company controlled by Mr. Patel.

(5)	Mr. Warbington, as President and CEO, has voting and investment power over these shares which are included in shares beneficially owned by him above.

(6)	Also includes 43,819,876 shares issuable as of January 1, 2018, upon the conversion of $352,750 in accrued and unpaid management services pursuant to the Management Reimbursement Agreement.

(7)	In January 2018, Mr. Warbington received 3,000,000 Series A Preferred shares to retire outstanding debt. Each share of Series A Preferred Stock has the right to cast 1,000 votes per share. When the 3,000,000,000 votes are taken into account, Mr. Warbington accounts for 76.71% of the voting shares.

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

Item 14. Principal Accountant Fees and Services

Fees Paid

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2018 were $67,700 and $53,000 for the year ended December 31, 2017.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the year ended December 31, 2018 were $500 and $11,124 for year ended December 31, 2017.

Tax Fees

There were no fees billed for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning in the years ended December 31, 2018 and 2017.

All Other Fees

There were no other fees billed for products or services provided by the principal accountants, other than those previously reported above, for the years ended December 31, 2018 and 2017.

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

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2018 and 2017.

Consolidated Statements of Operations for the years ended December 31, 2018 and 2017.

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2018 and 2017.

Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017.

Notes to Consolidated Financial Statements.

Exhibits

The following exhibits are included with this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here- with
3.1	Articles of Incorporation					X
3.2	Bylaws	10	000-53500	3.2	11/18/08
3.6	Series A Preferred Stock Certificate of Designation	8-K	000-53500	3.1	1/16/18
10.23	Clinical Trial Agreement dated September 19, 2016 between Creative Medical Technologies, Inc. and LABIOMED	10-Q	000-53500	10.3	11/10/16
10.24	Note Extension and Limited Waiver Agreement dated May 4, 2017 between CMT and CMH	10-Q	000-53500	10.1	5/10/17
10.25	Patent Purchase Agreement dated May 17, 2017	10-Q	000-53500	10.1	8/14/17
10.26	Amendment and Waiver dated November 14, 2017, to the Patent Purchase Agreement	8-K	000-53500	99.1	11/16/17
10.27	Management Reimbursement Agreement dated November 17, 2017	8-K	000-53500	99.1	11/17/17
10.28	Code of Business Conduct and Ethics					X
16.1	Letter from Heaton & Company, PLLC, dated May 18, 2016	8-K	000-53500	16.1	5/19/16
21.1	Subsidiaries	S-1	333-214741	21.1	11/21/16
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

Item 16. Form 10-K Summary

None

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

Date: April 1, 2019	By:	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: April 1, 2019	By:	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Timothy Warbington	Director & Chairman	April 1, 2019
Timothy Warbington

/s/ Donald Dickerson	Director	April 1, 2019
Donald Dickerson

/s/ Thomas Ichim, PhD	Director	April 1, 2019
Thomas Ichim, PhD

/s/ Amit Patel, MD	Director	April 1, 2019
Amit Patel, MD

