Form 10-Q
period 2019-03-31
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2019-05-20
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-53500

Creative Medical Technology Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0622284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3008 W. Lupine, Phoenix, AZ	85029
(Address of principal executive offices)	(Zip Code)

(833) 336-7636

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock par value $0.001 per share	CELZ	OTCQB

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

The number of shares outstanding of the registrant’s common stock on May 15, 2019, was 1,043,498,850.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash	$419,477	$304,056
Accounts receivable	163	9,600
Total Current Assets	419,640	313,656

OTHER ASSETS
Licenses, net of amortization	158,219	163,505
TOTAL ASSETS	$577,859	$477,161

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$342,799	$331,838
Accrued expenses	69,592	21,640
Management fee payable - related party	153,082	198,082
Convertible notes payable, net of discount of $1,037,811 and $792,994, respectively	1,079,414	682,056
Advances from related party	10,800	10,800
Derivative liabilities	2,526,952	3,227,382
Total Current Liabilities	4,182,639	4,471,798

LONG TERM LIABILITIES
Convertible notes payable, net of discount of $0 and $0, respectively	-	-
Notes payable - related party, net of current portion	-	-
Accrued expenses, net of current portion	-	-
TOTAL LIABILITIES	4,182,639	4,471,798

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 7,000,000 shares authorized, no shares issued and outstanding, respectively	-	-
Series A preferred stock, $0.001 par value, 3,000,000 shares authorized, 3,000,000 shares issued and outstanding, respectively	3,000	3,000
Common stock, $0.001 par value, 3,000,000,000 shares authorized; 1,008,088,561 and 903,311,370 issued and 1,007,488,561 and 902,711,370 outstanding, respectively	1,007,489	902,711
Additional paid-in capital	13,263,430	12,180,985
Accumulated deficit	(17,878,699)	(17,081,333)
TOTAL STOCKHOLDERS' DEFICIT	(3,604,780)	(3,994,637)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$577,859	$477,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018

Revenues	$50,800	$9,600

Cost of revenues	14,239	2,400

Gross profit	36,561	7,200

OPERATING EXPENSES
Research and development	-	3,200
General and administrative, including stock-based compensation of $0 and $1,877, respectively	281,974	202,930
Amortization of patent costs	5,286	5,286
TOTAL EXPENSES	287,260	211,416

Operating loss	(250,699)	(204,216)

OTHER INCOME/(EXPENSE)
Interest expense	(454,542)	(191,308)
Loss on extinguishment of convertible notes	(357,292)	(154,284)
Change in fair value of derivatives liabilities	265,167	(7,036,772)
Total other expense	(546,667)	(7,382,364)

LOSS BEFORE PROVISION FOR INCOME TAXES	(797,366)	(7,586,580)

Provision for income taxes	-	-

NET LOSS	$(797,366)	$(7,586,580)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	965,679,771	188,131,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(797,366)	$(7,586,580)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	-	1,877
Amortization	5,286	5,286
Amortization of debt discounts	396,240	157,340
Increase in principal balance due to penalty provision	-	12,500
Change in fair value of derivatives liabilities	(265,167)	7,036,772
Loss on extinguishment of convertible notes payable	357,292	154,284
Changes in assets and liabilities:
Accounts receivable	9,437	(4,799)
Accounts payable	10,961	(4,135)
Accrued expenses	55,302	18,268
Management fee payable	(45,000)	44,250
Net cash used in operating activities	(273,015)	(164,937)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	-	(800)
Payments on convertible notes payable	(168,300)	-
Prepayment premiums paid on convertible notes payable	(19,154)	-
Proceeds from convertible notes payable	575,890	254,350
Net cash provided from financing activities	388,436	253,550

NET INCREASE (DECREASE) IN CASH	115,421	88,613
BEGINNING CASH BALANCE	304,056	13,697
ENDING CASH BALANCE	$419,477	$102,310

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$2,357	$200
Cash payments for income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Conversion of notes payable, accrued interest and derivative liabilities into common stock	$1,187,223	$1,887,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
December 31, 2018	3,000,000	3,000	902,711,370	902,711	12,180,985	(17,081,333)	(3,994,637)

Common stock issued for cashless warrant exercise	-	-	71,172,880	71,173	(71,173)	-	-

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	33,604,311	33,605	135,370	-	168,975

Relief of derivative liabilities	-	-	-	-	1,018,248	-	1,018,248

Net loss	-	-	-	-	-	(797,366)	(797,366)

March 31, 2019	3,000,000	$3,000	1,007,488,561	$1,007,489	$13,263,430	$(17,878,699)	$(3,604,780)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
December 31, 2017	-	-	114,799,226	114,800	1,074,707	(3,425,680)	(2,236,173)

Common stock issued for cashless warrant exercise	-	-	108,536,277	108,535	(108,535)	-	-

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	177,004,729	177,005	40,841	-	217,846

Relief of derivative liabilities	-	-	-	-	1,669,207	-	1,669,207

Stock based compensation	-	-	-	-	1,877	-	1,877

Net loss	-	-	-	-	-	(7,586,580)	(7,586,580)

March 31, 2018	-	$-	400,340,232	$400,340	$2,678,097	$(11,012,260)	$(7,933,823)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

Introductory Comment

Unless otherwise indicated, any reference to “our company”, “we”, “us”, or “our” refers to Creative Medical Technology Holdings, Inc., and as applicable to its wholly owned subsidiary, Creative Medical Technologies, Inc., a Nevada corporation (“CMT”).

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Creative Medical Technology Holdings, Inc., is considered to be a commercial stage company, following the commencement of sales of stem cell separation equipment and disposable kits used in our Caverstem® procedure to treat ED in the fourth quarter of 2017. Our fiscal year end is December 31st. We have acquired the licensing rights for our Amniostem amniotic-based stem cell, purchased the patent for our ED and lower back pain treatments, and filed patent applications for our neurological treatments.

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2019 and for the three-month period then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The operations for the three-month period ended March 31, 2019, are not necessarily indicative of the operating results for the full year.

Going Concern – The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the three-month period ended March 31, 2019, the Company incurred a net loss of $797,366 had negative cash flows from operating activities and had a working capital deficit of $3,762,999. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of equity securities. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of March 31, 2019, and December 31, 2018, the Company didn’t have any Level 1 or 2 financial instruments. The table below reflects the results of our Level 3 fair value calculations:

	Notes	Warrants	Total

Derivative liability at December 31, 2018	$1,983,828	$1,243,554	$3,227,382
Addition of new conversion option derivatives	934,062	(8,733)	925,329
Conversion of note derivatives	(405,895)	(841,539)	(1,247,434)
Change in fair value	(504,198)	125,873	(378,325)
Derivative liability at March 31, 2019	$2,007,797	$519,155	$2,526,952

Basic and Diluted Loss Per Share – The Company follows Financial Accounting Standards Board (“FASB”) ASC 260 Earnings per Share to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. During the three-month periods ended March 31, 2019, the Company had 500,000 options and 58,608,602 warrants to purchase common stock outstanding. In addition, the Company has various convertible notes payable which at March 31, 2019 are convertible into approximately 391,614,578 shares of common stock. During the three-month period ended March 31, 2018, the Company had 500,000 options and 105,416,666 warrants to purchase common stock outstanding. In addition, the Company has various convertible notes payable which at March 31, 2018 are convertible into approximately 478,564,572 shares of common stock. The effects of the dilutive securities were anti-dilutive due to net loss during the three-month period ended March 31, 2019 and 2018.

Recent Accounting Pronouncements – In February 2016, the FASB issued ASU, Leases, which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability. Lessor accounting under the standard is substantially unchanged. Additional qualitative and quantitative disclosures are also required. The Company adopted the standard effective January 1, 2019 using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company adopted the following practical expedients and elected the following accounting policies related to this standard update:

•	The option to not reassess prior conclusions related to the identification, classification and accounting for initial direct costs for leases that commenced prior to January 1, 2019.

•	Short-term lease accounting policy election allowing lessees to not recognize right-of-use assets and liabilities for leases with a term of 12 months or less; and

•	The option to not separate lease and non-lease components for certain equipment lease asset categories such as freight car, vehicles and work equipment.

•	The package of practical expedients applied to all of its leases, including (i) not reassessing whether any expired or existing contracts are or contain leases, (ii) not reassessing the lease classification for any expired or existing leases, and (iii) not reassessing initial direct costs for any existing leases.

The Company has inventoried all leases where the Company is a lessee as of the initial date of application and has examined other contracts with suppliers, vendors, customers and other outside parties to identify whether such contracts contain an embedded lease as defined under the new guidance. The Company’s lease population comprises an office, which is immaterial to the consolidated financial statements.

As a result of the above, the adoption of ASC 842 did not have a material effect on the financial statements. The Company will review for the existence of embedded leases in future agreements.

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements other than disclosed above.

NOTE 2 – LICENSING AGREEMENTS

ED Patent – The Company acquired a patent from CMH. Amortization expense of $2,493 was recorded for the three-month period ended March 31, 2019 in comparison with $2,493 for the comparable quarter a year ago. As of March 31, 2019, the carrying value of the patent was $68,410. The Company expects to amortize approximately $9,972 annually through 2026 related to the patent costs.

Multipotent Amniotic Fetal Stem Cells License Agreement - In August 2016, CMT entered into a License Agreement with a University. This license agreement grants to CMT the exclusive right to all products derived from a patent for use of multipotent amniotic fetal stem cells composition of matter throughout the world during the period ending on the expiration date of the longest-lived patent rights under the patent. CMT paid the University an initial license fee within 30 days of entering into the agreement. CMT is also required to pay annual license maintenance fees on each anniversary date of the agreement, which maintenance fees would be credited toward any earned royalties for any given period. The License Agreement provides for payment of various milestone payments and earned royalties on the net sales of licensed products by CMT or any sub licensee. CMT is also required to reimburse the University for any future costs associated with maintaining the patent. CMT may terminate the license agreement for any reason upon 90 days’ written notice and the University may terminate the agreement in the event CMT fails to meet its obligations set forth therein, unless the breach is cured within 30 days of the notice from the University specifying the breach. CMT is also obligated to indemnify the University against claims arising due to the exercise of the license by CMT or any sub licensee. As of March 31, 2019, no amounts are currently due to the University.

The Company estimates that the patent expires in February 2026 and has elected to amortize the patent through the period of expiration on a straight-line basis. Amortization expense of $293 was recorded for the three-month period ended March 31, 2019 2018 in comparison with $293 for the comparable quarter a year ago. As of March 31, 2019, the carrying value of the patent was $7,307. The Company expects to amortize approximately $1,172 annually through 2026 related to the patent costs.

Lower Back Patent – The Company, through a newly created subsidiary of CMT, StemSpine, LLC, acquired a patent from CMH, a related company, on May 17, 2018, for $100,000, payable in cash or stock. The patent expires on May 19, 2027 and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $2,500 was recorded for the three-month period ended March 31, 2019. As of March 31, 2019, the carrying value of the patent was $82,500. The company expects to amortize approximately $10,000 annually through 2027 related to the patent costs.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has incurred a monetary obligation to a related corporation to reimburse the cost of services provided to the Company (management and consulting) through March 31, 2020. Each of the Company’s executive officers is employed by the parent company, CMH, and will continue to receive his or her salary or compensation from CMH. The Company has an agreement with CMH which obligates the Company to reimburse CMH $45,000 per month for such services. The compensation paid by CMH will include an allocation of services performed for CMH and for the Company. The amounts are presented as a “management fee payable - related party” on the accompanying unaudited condensed consolidated balance sheets. The liability is non-interest bearing, unsecured, and will be due upon the Company successfully raising at least $1,000,000 through the sale of equity. At the option of CMH, the reimbursable amounts set forth in the Agreement may be paid from time to time in shares of common stock of the Company at a price equal to a 30% discount to the lowest closing price during the 20 trading days prior to time the notice is given. The Agreement may be terminated by either party upon 30 days’ prior written notice. As of March 31, 2019, amounts due to CMH under the arrangement were $53,082.

See Note 2 for discussion of an additional related party transaction with CMH.

NOTE 4 – DEBT

$110,000 Convertible Note – Morningview – Note 22

On April 3, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $110,000, for which $95,000 in proceeds were received on April 3, 2018. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of April 1, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest traded price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to 5 times the number of common shares the convertible note is convertible into. The Company is amortizing legal fees of $2,652 and the remaining discount of $107,348 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $110,000 to interest expense using the straight-line method over the term of the loan. During the three-month period ended March 31, 2019, the Company amortized $27,123 to interest expense. As of March 31, 2019, a discount of $904 remained. At no additional cost, we issued to the note holder 11,000,000 five-year warrants to purchase common stock at $0.01, subject to adjustment if we issue securities at less than the exercise price. The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of March 31, 2019, there were 88,657,994 shares reserved with our transfer agent with a potential of 118,538,813 being reserved if and when the lender issues a request to our transfer agent.

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

$110,000 Convertible Note – Fourth Man – Note 23

On April 11, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $110,000, for which $100,000 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity 12 months from the effective date of payment. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $10,000 and the remaining discount of $100,000 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $110,000 to interest expense using the straight-line method over the term of the loan. During the three-month period ended March 31, 2019, the Company amortized $27,123 to interest expense. As of March 31, 2019, a discount of $3,315 remained. At no additional cost, we issued to the note holder 11,000,000 five-year warrants to purchase common stock at $0.01, subject to adjustment if we issue securities at less than the exercise price. The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of March 31, 2019, there were 93,684,195 shares reserved with our transfer agent with a potential of 70,981,467 being reserved if and when the lender issues a request to our transfer agent.

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

$108,000 Convertible Note – Global – Note 25

On May 14, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $108,000, for which $94,960 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 8% per annum and has a maturity date of May 14, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $8,000, legal fees of $5,040 and the remaining discount of $94,960 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $108,000 to interest expense using the straight-line method over the term of the loan. During the three-month period ended March 31, 2019 the Company amortized $26,630 to interest expense. As of March 31, 2019, a discount of $13,109 remained. At no additional cost, we issued to the note holder 3,600,000 five-year warrants to purchase common stock at $0.025, subject to adjustment if we issue securities at less than the exercise price. The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of March 31, 2018, there were 0 shares reserved with our transfer agent with a potential of 14,112,877 being reserved if and when the lender issues a request to our transfer agent.

In the event of default, the holder has the right to require the Company to pay an amount equal to 150% multiplied by the then outstanding entire balance of the note, including principal and accrued unpaid interest. In addition, the default interest rate would increase to 24%.

There is no option to pre-pay this note.

During the three-month period ended March 31, 2019, the lender converted $70,000 of principal, interest and fees into 16,666,667 common shares.

$183,250 Convertible Note – Global – Note 28

On September 20, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $183,250, for which $100,000 in proceeds were received and the remaining balances of two convertible notes were rolled over. At the time of combination, the total carrying amount outstanding under the prior notes was $211,570. In connection, with the agreement, the lender was paid $139,352, principal of $69,676 rolled into the new note and a gain of $2,542 was recorded within interest expense. Under the terms of the agreement, the convertible note incurs interest at 8% per annum and has a maturity date of September 20, 2019. The convertible note is convertible at any time after 31 days after the closing date and convertible into shares of the Company’s stock at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $13,574 and the remaining discount of $169,676 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $183,250 to interest expense using the straight-line method over the term of the loan. During the three-month period ended March 31, 2019 the Company amortized $45,185 to interest expense. As of March 31, 2019, a discount of $86,855 remained. At no additional cost, we issued to the note holder 1,247,618 five-year warrants to purchase common stock at $0.088, subject to adjustment if we issue securities at less than the exercise price. The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of March 31, 2019, there were 8,062,356 shares reserved with our transfer agent with a potential of 50,100,093 being reserved if and when the lender issues a request to our transfer agent.

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

During the three-month period ended March 31, 2019, the lender converted $98,975 of principal, interest and fees into 16,937,644 common shares.

$183,250 Convertible Note – Morningview – Note 29

On September 20, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $183,250, for which $169,676 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 8% per annum and has a maturity date of September 20, 2019. The convertible note is convertible at any time after 31 days after the closing date and convertible into shares of the Company’s stock at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $13,574, legal fees of $8,363 and the remaining discount of $161,313 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $183,250 to interest expense using the straight-line method over the term of the loan. During the three-month period ended March 31, 2019, the Company amortized $45,185 to interest expense. As of March 31, 2019, a discount of $86,855 remained. At no additional cost, we issued to the note holder 1,247,618 five-year warrants to purchase common stock at $0.088, subject to adjustment if we issue securities at less than the exercise price. The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of March 31, 2019, there were 25,000,000 shares reserved with our transfer agent with a potential of 103,842,242 being reserved if and when the lender issues a request to our transfer agent.

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

$183,250 Convertible Note – Fourth Man – Note 30

On September 20, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $183,250, for which $169,676 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 8% per annum and has a maturity date of September 20, 2019. The convertible note is convertible at any time after 31 days after the closing date and convertible into shares of the Company’s stock at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $13,574, legal fees of $8,363 and the remaining discount of $161,313 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $183,250 to interest expense using the straight-line method over the term of the loan. During the three-month period ended March 31, 2019, the Company amortized $45,185 to interest expense. As of March 31, 2019, a discount of $86,855 remained. At no additional cost, we issued to the note holder 1,247,618 five-year warrants to purchase common stock at $0.088, subject to adjustment if we issue securities at less than the exercise price. The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of March 31, 2019, there were 25,000,000 shares reserved with our transfer agent with a potential of 103,842,242 being reserved if and when the lender issues a request to our transfer agent.

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

$108,000 Convertible Note – Global – Note 31

On November 15, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $108,000, for which $100,000 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 8% per annum and has a maturity date of November 15, 2019. The convertible note is convertible at any time after 31 days after the closing date and convertible into shares of the Company’s stock at a conversion price equal to 70% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $19,065 and the remaining discount of $74,579 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $93,644 to interest expense using the straight-line method over the term of the loan. During the three-month period ended March 31, 2019 the Company amortized $11,289 to interest expense. As of March 31, 2019, a discount of $58,752 remained. At no additional cost, we issued to the note holder 1,985,294 five-year warrants to purchase common stock at $0.0272, subject to adjustment if we issue securities at less than the exercise price. The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of March 31, 2019, there were 81,584,689 shares reserved with our transfer agent with a potential of 60,390,563 being reserved if and when the lender issues a request to our transfer agent.

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

$108,000 Convertible Note – Morningview – Note 32

On November 15, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $108,000, for which $100,000 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 8% per annum and has a maturity date of November 15, 2019. The convertible note is convertible at any time after 31 days after the closing date and convertible into shares of the Company’s stock at a conversion price equal to 70% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $14,040 and the remaining discount of $83,249 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $97,289 to interest expense using the straight-line method over the term of the loan. During the three-month period ended March 31, 2019 the Company amortized $11,729 to interest expense. As of March 31, 2019, a discount of $61,039 remained. At no additional cost, we issued to the note holder 1,985,294 five-year warrants to purchase common stock at $0.0272, subject to adjustment if we issue securities at less than the exercise price. The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of March 31, 2019, there were 15,000,000 shares reserved with our transfer agent with a potential of 60,390,563 being reserved if and when the lender issues a request to our transfer agent.

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

$108,000 Convertible Note – Fourth Man – Note 33

On November 15, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $108,000, for which $100,000 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 7% per annum and has a maturity date of November 15, 2019. The convertible note is convertible at any time after 31 days after the closing date and convertible into shares of the Company’s stock at a conversion price equal to 70% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $14,040 and the remaining discount of $83,249 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $97,289 to interest expense using the straight-line method over the term of the loan. During the three-month period ended March 31, 2019 the Company amortized $11,728 to interest expense. As of March 31, 2019, a discount of $61,039 remained. At no additional cost, we issued to the note holder 1,985,294 five-year warrants to purchase common stock at $0.0272, subject to adjustment if we issue securities at less than the exercise price. The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of March 31, 2019, there were 35,000,000 shares reserved with our transfer agent with a potential of 60,390,563 being reserved if and when the lender issues a request to our transfer agent.

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

$168,300 Convertible Note – Power Up – Note 34

On November 15, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $168,300, for which $150,000 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of April 1, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 71% of the average of the 2 lowest trading prices of the Company’s common stock during the previous 15 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to 6 times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $15,300, legal fees of $3,000 and the remaining discount of $92,917 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $111,217 to interest expense using the straight-line method over the term of the loan. During the three-month period ended March 31, 2019 and 2018 the Company amortized $83,184 to interest expense. As of March 31, 2019, a discount of $0 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of March 31, 2019, there were 126,422,535 shares reserved with our transfer agent with a potential of 0 being reserved if and when the lender issues a request to our transfer agent.

In the event of default, the holder has the right to require the Company to pay an amount equal to 150% multiplied by the then outstanding entire balance of the note, including principal and accrued unpaid interest. In addition, the default interest rate would increase to 22%.

The Company has the option to redeem the convertible notes within 30 days from the date of issuance at 100% of the principal and interest; between 31 and to 60 days from the date of issuance at 105% of the principal and interest; between 61 and to 90 days from the date of issuance at 110% of the principal and interest; between 91 and to 120 days from the date of issuance at 115% of the principal and interest; between 121 and to 150 days from the date of issuance at 120% of the principal and interest; between 151 and to 180 days from the date of issuance at 125% of the principal and interest; and after 180 days the right of prepayment expires.

On January 18, 2019 the Company retired the note with a payment of $187,484 to the note holder. A derivative liability gain of $59,519 and a premium loss of $19,154 were recorded to reflect the retirement of the loan.

$140,800 Convertible Note – Power Up – Note 43

On January 30, 2019, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $140,800, for which $125,000 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of January 1, 2020. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 71% of the 2 lowest trading prices of the Company’s common stock during the previous 15 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to 6 times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $12,800, legal fees of $3,000 and the remaining discount of $113,495 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $129,295 to interest expense using the straight-line method over the term of the loan. During the quarter ended March 31, 2019 the Company amortized $21,254. As of March 31, 2019, a discount of $108,041 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of March 31, 2019, there were 94,433,266 shares reserved with our transfer agent with a potential of 154,915,783 being reserved if and when the lender issues a request to our transfer agent.

In the event of default, the holder has the right to require the Company to pay an amount equal to 150% multiplied by the then outstanding entire balance of the note, including principal and accrued unpaid interest. In addition, the default interest rate would increase to 22%.

The Company has the option to redeem the convertible notes within 30 days from the date of issuance at 100% of the principal and interest; between 31 and to 60 days from the date of issuance at 105% of the principal and interest; between 61 and to 90 days from the date of issuance at 110% of the principal and interest; between 91 and to 120 days from the date of issuance at 115% of the principal and interest; between 121 and to 150 days from the date of issuance at 120% of the principal and interest; between 151 and to 180 days from the date of issuance at 125% of the principal and interest; and after 180 days the right of prepayment expires.

Warrant Exchange – Armada/Morningview/Fourth Man - Loans 35 – 37

On February 28, 2019, the Company” entered into three separate Exchange Agreements (each, an “Exchange Agreement”) with the holders (the “Warrant Holders”) of Common Stock Purchase Warrants issued by the Company in September 2018 and November 2018. Under each Exchange Agreement, the Company issued a convertible promissory note in the principal amount of $100,000 (an “Exchange Note”) to the Warrant Holder party to such Exchange Agreement in exchange for the cancellation of Common Stock Purchase Warrants held by such Warrant Holder, initially exercisable for an aggregate of 3,232,912 shares of the Company’s common stock. The exchanges were effected pursuant to Sections 3(a)(9) and 4(a)(2) of the Securities Act of 1933, as amended and Rule 506(b) promulgated thereunder. The Company is required at all times to reserve shares of the Company’s common stock equal to 3 times the number of common shares the convertible note is convertible into.

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

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of March 31, 2019, there were 37,500,000 shares reserved with our transfer agent with a potential of 164,002,727 being reserved if and when the lender issues a request to our transfer agent.

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

The Company has the option to redeem the note, in whole, up to 30 days from the date of issuance with no interest, on issuance discount, fees or pre-payment penalties. From 31 through 170 days, the company has the option to redeem the note at the default amount stated above. After 170 days the right of prepayment expires

Note and Warrant Purchase – Armada/Morningview/Fourth Man/BHP – Notes 38 - 41

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

Pursuant to the Purchase Agreement, for a purchase price of $100,000, each Investor purchased a Note in the principal amount of $110,00 and a Warrant to purchase 1,334,951 shares of common stock. Each Note matures on March 1, 2020, bears interest at a rate of 8% per annum, and beginning 31 days after the closing date, is convertible into shares of the Company’s common stock at a conversion price equal to 65% of the Market Price of the common stock. “Market Price” as defined in each Exchange Note means the average of the two lowest “VWAPs” (as defined) of the Company’s common stock during the 15 trading days preceding the applicable conversion date. In addition, the Notes are subject to covenants, events of defaults and other terms and conditions customary in transactions of this nature.

The Company is required at all times to reserve shares of the Company’s common stock equal to 3 times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $40,000, legal fees of $29,110 and the remaining discount of $370,890 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $440,000 to interest expense using the straight-line method over the term of the loan. During the quarter ended March 31, 2019 the Company amortized $36,066. As of March 31, 2019, a discount of $403,934 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of March 31, 2019, there were 101,718,107 shares reserved with our transfer agent with a potential of 240,484,969 being reserved if and when the lender issues a request to our transfer agent.

In the event of default that is either (A) demanded (if demand or notice is required to create an Event of Default), (B) otherwise due, or (C) paid in full, whichever is lowest, multiplied by the VWAP on the date the Mandatory Default Amount is either (x) demanded, (y) due, or (z) paid in full, whichever is highest, or (ii) 120% of the outstanding principal amount of this Note, plus, (b) all other amounts, costs, expenses and liquidated damages due in respect of the Note

Each Warrant is exercisable for a five-year period at an initial exercise price of $0.0206 per share, subject to anti-dilution adjustment in the event of stock dividends, stock splits and other specified events.

$140,800 Convertible Note – Power Up – Note 42

On March 8, 2019, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $91,300, for which $80,300 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 12% per annum and has a maturity date of March 8, 2020. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 71% of the 2 lowest trading prices of the Company’s common stock during the previous 15 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to 6 times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $8,300, legal fees of $2,700 and the remaining discount of $118,295 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $129,295 to interest expense using the straight-line method over the term of the loan. During the quarter ended March 31, 2019 the Company amortized $21,254. As of March 31, 2019, a discount of $108,041 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place. As of March 31, 2019, there were 94,433,266 shares reserved with our transfer agent with a potential of 154,915,783 being reserved if and when the lender issues a request to our transfer agent.

In the event of default, the holder has the right to require the Company to pay an amount equal to 150% multiplied by the then outstanding entire balance of the note, including principal and accrued unpaid interest. In addition, the default interest rate would increase to 22%.

The Company has the option to redeem the convertible notes within 30 days from the date of issuance at 100% of the principal and interest; between 31 and to 60 days from the date of issuance at 105% of the principal and interest; between 61 and to 90 days from the date of issuance at 110% of the principal and interest; between 91 and to 120 days from the date of issuance at 115% of the principal and interest; between 121 and to 150 days from the date of issuance at 120% of the principal and interest; between 151 and to 180 days from the date of issuance at 125% of the principal and interest; and after 180 days the right of prepayment expires.

As of March 31, 2019, future loan maturities are as follows:

For the year ended December 31,

2019	1,020,125
2020	972,100
Total	$1,992,225

NOTE 5 – DERIVATIVE LIABILITIES

Derivative Liabilities

In connection with convertible notes payable, the Company records derivative liabilities for the conversion feature. In addition, the Company has warrants for which the exercise prices reset upon future events. These warrants are also considered to be derivative liabilities. The derivative liabilities are valued on the date the convertible note payable become convertible and revalued at each reporting period. The warrants are valued on the date of issuance and revalued at each reporting period. During the three-months ended March 31, 2019, the Company recorded initial derivative liabilities of $658,005 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.0056 to $0.0206 our stock price on the date of grant of $0.0102 to $0.0119, expected dividend yield of 0%, expected volatility of 86% to 91%, risk free interest rate of 2.53% to 2.57% and expected terms ranging from 1.0 to 5.0 years. Upon initial valuation, the derivative liability exceeded the face value certain of the convertible note payables by approximately $113,158, which was recorded as a day one loss on derivative liability.

On March 31, 2019, the derivative liabilities were revalued at $2,526,952 resulting in a gain of $378,325 related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following average assumptions: an exercise price of $0.0051 to $0.0068, our stock price on the date of valuation ($0.0101), expected dividend yield of 0%, expected volatility of 88%, risk-free interest rate of 2.40% to 2.43%, and an expected terms ranging from 0.1 to 1.0 years.

In connection with convertible notes converted, as disclosed in Note 5, the Company reclassed derivative liabilities with a fair of $1,018,248 to additional paid-in capital. The Company revalued the derivative liabilities at each conversion date recording the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted to the pre-conversion carrying value to additional paid-in capital

Future Potential Dilution

Most of the Company’s convertible notes payable contain adjustable conversion terms with significant discounts to market. As of March 31, 2019, the Company’s convertible notes payable are potentially convertible into an aggregate of approximately 392 million shares of common stock. In addition, due to the variable conversion prices on some of the Company’s convertible notes, the number of common shares issuable is dependent upon the traded price of the Company’s common stock.

NOTE 6 – WARRANTS

The fair value of each warrant is estimated using the Black-Scholes valuation model. Assumptions used in calculating the fair value at March 31, 2019 were as follows:

Weighted Average Inputs Used

Annual dividend yield	$-
Exercise Price	$0.00084 to 0.0206
Expected life (years)	3.3 to 5.0
Risk-free interest rate	2.21% to 2.23%
Expected volatility	83% to 86%
Common stock price	$0.0101

Since the expected life of the options was greater than the Company’s historical stock information available, the Public Company determined the expected volatility based on price fluctuations of comparable public companies.

The issuances, exercises and pricing re-sets during the three-months ended March 31, 2019 are as follows:

Outstanding at December 31, 2018	142,075,119
Issuances	5,339,804
Exercises	(79,107,585)
Anti-Dilution/Modification	0
Forfeitures/cancellations	(9,698,736)
Outstanding at March 31, 2019	58,608,602
Weighted Average Price at March 31, 2019	$0.0037

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, management reviewed all material events through May 15, 2018, for these financial statements and there are no material subsequent events to report, except as follows:

Conversion Notice

During April and May of 2019, we issued 27,496,186 shares of common stock for the conversion of $117,134 in convertible notes

During April and May 2019, we issued 8,514,103 shares of common stock for the exercise of 10,000,000 warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of income. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, and our interim financial statements and accompanying notes to these financial statements included in this report. All amounts are in U.S. dollars.

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

Overview

We are considered to be a commercial stage company, following the commencement of sales of disposable stem cell separation kits used in our Caverstem® procedure to treat ED in the fourth quarter of 2017. In the fourth quarter of 2018 we initiated sales of disposable stem cell separation kits in our FemCelz™ procedure to treat female sexual disfunction. Our fiscal year end is December 31st. We have acquired the licensing rights for our Amniostem amniotic-based stem cell, purchased the patent for our ED and lower back pain treatments, and filed patent applications for our neurological treatments.

During the first three-months of 2019, we issued $672,100 in convertible notes with net proceeds of $605,300 to accredited investors. In addition, we issued $300,000 in convertible notes for the extinguishment of 9,698,736 warrants.

During the three-month period ending March 31, 2019, we incurred interest expense of $454,542 arising from the third-party notes of $2,092,225.

Plan of Operations

We commenced marketing disposable stem cell separation kits for the Caverstem® ED treatment in the fourth quarter of 2017. We commenced marketing disposable stem cell separation kits for the FemCelz™ procedure to treat female sexual disfunction in the fourth quarter of 2018. For the next 12 months our plan of operations is to market our disposable kits, publish the results of the UCLA/LABiomed clinical trial and partner with leading researchers on investigator-initiated trials to advance our neurological programs. As of March 31, 2019, we had approximately $419,477 cash on hand. With an estimated monthly cash burn rate of approximately $100,000 based on historic trends and anticipated future revenues and expenses, management anticipates sufficient cash on hand and committed funds to meet operating expenses and costs of the current operations through at least June 2019. Historically, we have met our cash flow requirements through the sale of equity securities or borrowed funds. We intend to fund our business through sales of disposable kits along with continuing to seek investments to meet our cash flow requirements, including both operating expenses and the balance of funding required to fund our sales efforts and compete our ED clinical trial. The securities offered by us to potential investors have not been registered under the Securities Act of 1933, as amended (the “Act”), and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. If we are unable to obtain further financing, we may seek alternative sources of funding or revise our business plan. We currently have no alternative sources for funding.

Results of Operations – For the Three-month Period Ended March 31, 2019 and 2018

Gross Revenue. We generated $50,800 gross revenue for the three-month period ended March 31, 2019 in comparison with $9,600 for the comparable quarter a year ago. The increase of $41,200, or 429% is due to the continued commercialization of the Caverstem® procedure.

Cost of Goods Sold. We generated $14,239 cost of goods sold for the three-month period ended March 31, 2019 in comparison with $2,400 for the comparable quarter a year ago. The increase of $11,839, or 493% is due to the increased sales associated with the continued commercialization of the Caverstem® procedure.

Gross Profit/(Loss). We generated $36,561 in gross profit for the three-month period ended March 31, 2019 in comparison with $7,200 for the comparable quarter a year ago. The increase of $29,361, or 408% is due to the increased sales associated with the continued commercialization of the Caverstem® procedure.

General and Administrative Expenses. General and administrative expenses for the three-month period ended March 31, 2019, totaled $281,974, in comparison with $202,930, for the comparable quarter a year ago. The increase of $79,044, or 39% is primarily due increased marketing expenses associated with the Caverstem® procedure commercialization, physician training, and legal and accounting fees associated with debt issuances and public company reporting.

Research and Development Expenses. Research and development expenses for the three-month period ended March 31, 2019, totaled $0 in comparison with $3,200, for the comparable quarter a year ago. The decrease of $3,600, or 100% is due to the completion of clinical activities associated with the erectile dysfunction trial and pre-clinical research on the Anmiostem stem cell.

Other Income / Expense. Other expense for the three-month period ended March 31, 2019, totaled $546,667 in comparison with other expense of $7,382,364, for the comparable quarter a year ago. The decrease of $6,835,697, or 92% is primarily due to a decrease of $7,301,939 in the change in the fair value of derivative liabilities, offset by an increase of $263,234 in interest expense.

Net Loss. For the reasons stated above, our net loss for the three-month period ended March 31, 2019 totaled $797,366 in comparison to $7,586,580, for the comparable quarter a year ago.

Liquidity and Capital Resources

Our principal source of liquidity has been funds received from the sale of our common stock and issuance of notes including convertible notes. Our experience to-date indicates the lenders are most likely to convert the debt into equity prior to or in lieu of full payment at maturity. Going forward, our short-term funding needs are expected to be satisfied by funds to be loaned to us by third parties and revenues generated from our Caverstem® ED and FemCelz™ female sexual dysfunction procedures. Our long-term liquidity needs are expected to be satisfied from future offerings of our equity securities. It is possible that CMH may provide future financing for us. We do not have any arrangements, agreements, or sources for long-term funding.

Our only commitments for expenditures relate to the completion of the clinical study for the ED stem cell treatment and general and administrative costs, including reimbursements to our parent company for services performed by their executive officers on our behalf. During the next 12 months we also anticipate incurring expenses related to marketing activities for our ED treatment.

For the next 12 months our plan of operations is to market disposable kits associated with the Caverstem® ED and FemCelz™ female sexual dysfunction treatments and publish the UCLA/LABiomed clinical trial. We believe that our current cash on hand would meet our cash flow requirements for only a few more months. If we are unable to obtain further financing, we may seek alternative sources of funding or revise our business plan. We currently have no alternative sources for funding.

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

Cash Flows

Net Cash used in Operating Activities. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was $273,015 for the three-month period ended March 31, 2019 in comparison to $164,937 for the comparable period a year ago, an increase of $108,078 or 66%. The increase in cash used in operations was primarily related to payments towards an outstanding balance of management fees payable to a related party.

Net Cash used in Investing Activities. There was no cash used in investing activities in the three-month period ended March 31, 2019 and the comparable period a year ago.

Net Cash From Financing Activities. In the three-month period ended March 31, 2019 we raised $575,890 through the issuance of convertible debt in comparison to $254,350 for the comparable period a year ago. In the three-month period ended March 31, 2019 we paid $168,300 to extinguish an outstanding convertible note to a third party. The increase in cash flows from financing activities was primarily related to our need to obtain additional capital due marketing expenses associated with the commercialization of the Caverstem® ED and FemCelz™ female sexual dysfunction procedures, increases in capital markets marketing costs and increased legal and accounting fees associated with public company reporting and audit requirements.

Basis of Presentation / Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   As of March 31, 2019, the Company had $419,477 of available cash and a working capital deficit of $3,762,999.  For the three-month period ended March 31, 2019, the Company had $50,800 in revenue, $36,561 in operating income and used net cash for operating activities of $273,015. These factors, among others, indicate that the Company may be unable to continue as a going concern for the next twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing as may be required, and ultimately to attain sufficient cash flow from operations to meet its obligations on a timely basis. Management is in the process of negotiating various financing plans including access to ongoing credit facilities and possible sale of capital stock either in private or in public offerings and believes these steps may generate sufficient cash flow for the Company to continue as a going concern. If the Company is unsuccessful in these efforts, it may be required to substantially curtail or terminate its operations.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In April 2016, the Company entered into an agreement with a third party to perform banking services. The banking services didn't materialize and thus the Company cancelled the agreement in June 2016. The Company and the third party are currently in a dispute as to fees under the agreement. The Company believes no consideration is due as the services were performed. Any proposed litigation or equivalent will be vigorously defended for which the Company expects to prevail. As of the date of these financial statements the Company hasn't recorded a loss provision as the amount is not probable."

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Convertible Notes/Debentures

During the quarter ended March 31, 2019, we issued convertible promissory notes in the face amount of $972,100 to multiple lenders for which we received proceeds of $605,300 and the extinguishment of 9,698,736 warrants. The notes bear interest at 8% which would increase to 24% in the event of default and have maturity dates ranging from February 2020 through March 2020. The notes are convertible at rates ranging from 65% to 71% of either the average of the two lowest traded prices of our common stock during the prior 15 trading days preceding the conversion date or the average of the two lowest volume weighted average prices (VWAP) of our common stock during the prior 15 trading days preceding the conversion date. We have the option to redeem the notes, in whole or in part, on $740,000 of the face amount of the issued convertible promissory notes for 120% of the outstanding principle and interest up to 170 days from the date of issuance. After 170 days the right of repayment expires. Additionally, we have the option to redeem the notes, in whole or in part, on $232,100 of the face amount of the issued convertible promissory notes up to 180 days from the date of issuance ranging from 100% to 125% of the principal and interest depending on the numbers of days following issuance up to 180 days from issuance. After 180 days the right of prepayment expires.

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

Creative Medical Technology Holdings, Inc.

Date: May 20, 2019	By	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2019	By	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial Officer)

