Form 10-K/A
period 2018-12-31
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2019-06-20
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-53500

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	87-0622284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3008 W Lupine Ave, Phoenix, Arizona	85029
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (602) 680-7439

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock par value $0.001 per share	CELZ	OTCQB

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

This Amendment No. 1 on Form 10-K/A to our Annual Report for the year ended December 31, 2018, initially filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2019 (the “Original Filing”), is being filed solely to correct errors in the table of beneficial ownership of our common stock included in Item 12 of the Original Filing, and as such, only sets forth Item 12.

Except as described above, no changes have been made to the Original Filing and this Amendment No. 1 does not modify, amend or update in any way any other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the date the Original Filing was filed with the SEC.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of those certifications have been omitted.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (1)
Named Executive Officers and Directors
Timothy Warbington	91,856,001	(2)(7)	9.6%
Donald Dickerson	1,293,333		0.1%
Thomas Ichim PhD	2,586,667	(3)	0.3%
Amit Patel, MD	3,880,000	(4)	0.4%
Executive Officers and Directors as a Group (4 Persons)	99,616,001		10.4%
5% Beneficial Holders
Creative Medical Health, Inc. (5) 3008 W Lupine Ave Phoenix, AZ 85029	85,389,334	(6)	9.6%

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this report.

(2)	Includes 67,473,616 shares beneficially owned by Creative Medical Health, Inc., for which Mr. Warbington serves as President and Chief Executive Officer.

(3)	These shares are held by Biotech Holdings LLC, a limited liability company controlled by Mr. Ichim.

(4)	These shares are held by Jadi Cells, LLC, a limited liability company controlled by Mr. Patel.

(5)	Mr. Warbington, as President and CEO, has voting and investment power over these shares which are included in shares beneficially owned by him above.

(6)	Also includes 17,915,718 shares issuable as of January 1, 2018, upon the conversion of $198,082 in accrued and unpaid management services pursuant to the Management Reimbursement Agreement.

(7)	In January 2018, Mr. Warbington received 3,000,000 Series A Preferred shares to retire outstanding debt. Each share of Series A Preferred Stock has the right to cast 1,000 votes per share. When the 3,000,000,000 votes are taken into account, Mr. Warbington accounts for 76.71% of the voting shares.

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed with this Amendment:

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a) Certification by Principal Executive Officer
31.2	Rule 13a-14(a) Certification by Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

Date: June 20, 2019	By:	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: June 20 2019	By:	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial and Accounting Officer)