Form 10-K/A
period 2018-12-31
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2019-06-28
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-53500

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	87-0622284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2008 W Lupine Ave, Phoenix, Arizona	85029
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (602) 680-7439

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Ticker symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

This Amendment No. 2 on Form 10-K/A to our Annual Report for the year ended December 31, 2018, initially filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2019, and amended on June 20, 2019 (as so amended, the “Original Filing”), is being filed solely to include the Report of Independent Registered Accounting (the “Report”), which was inadvertently omitted from the Original Filing. This Amendment No. 2 amends the Original Filing by inserting the Report immediately following Item 7A of the Original Filing, and immediately preceding the Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017 included in the Original Filing.

Except as described above, no changes have been made to the Original Filing and this Amendment No. 2 does not modify, amend or update in any way any other information contained in the Original Filing. This Amendment No. 2 does not reflect events that may have occurred subsequent to the date the Original Filing was filed with the SEC.

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

Certified Public Accountants (a professional corporation) 50 West Broadway, Suite 600 Salt Lake City, UT 84101 (801) 532-7800 Fax (801) 328-4461

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Creative Medical Technology Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Creative Medical Technology Holdings, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring net losses, negative cash flows from operations, and negative working capital. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Haynie & Company

Haynie & Company
Salt Lake City, Utah
April 1, 2019

We have been the Company’s auditor since 2016

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

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

Date: June 28, 2019	By:	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: June 28, 2019	By:	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial and Accounting Officer)