Form 10-Q
period 2019-06-30
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2019-08-13
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-53500

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0622284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3008 W. Lupine, Phoenix, AZ	85029
(Address of principal executive offices)	(Zip Code)

(833) 336-7636

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on August 13, 2019, was 1,459,969,820.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash	$204,112	$304,056
Accounts receivable	1,000	9,600
Total Current Assets	205,112	313,656

OTHER ASSETS
Licenses, net of amortization	152,933	163,505
TOTAL ASSETS	$358,045	$477,161

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$320,443	$331,838
Accrued expenses	91,199	21,640
Management fee payable - related party	118,082	198,082
Convertible notes payable, net of discount of $704,773 and $792,994, respectively	1,069,827	682,056
Advances from related party	10,800	10,800
Derivative liabilities	1,384,655	3,227,382
Total Current Liabilities	2,995,006	4,471,798

TOTAL LIABILITIES	2,995,006	4,471,798

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 7,000,000 shares authorized, no shares issued and outstanding at June 30, 2019 and December 31, 2018	-	-
Series A preferred stock, $0.001 par value, 3,000,000 shares authorized, 3,000,000 shares issued and outstanding at June 30, 2019 and December 31, 2018	3,000	3,000
Common stock, $0.001 par value, 3,000,000,000 shares authorized; 1,188,405,221 and 903,311,370 issued and 1,187,805,221 and 902,711,370 outstanding at June 30, 2019 and December 31, 2018, respectively	1,187,806	902,711
Additional paid-in capital	14,139,165	12,180,985
Accumulated deficit	(17,966,932)	(17,081,333)
TOTAL STOCKHOLDERS' DEFICIT	(2,636,961)	(3,994,637)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$358,045	$477,161

The accompanying notes are an integral part of the condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended June 30, 2019	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018
Revenues	$61,600	$4,800	$112,400	$14,400

Cost of revenues	19,200	2,528	33,439	4,928

Gross profit	42,400	2,272	78,961	9,472

OPERATING EXPENSES
Research and development	-	4,200	-	7,400
General and administrative, including stock-based compensation of $0, $0, $0, and $1,877, respectively	312,572	307,616	594,546	510,546
Amortization of patent costs	5,286	5,286	10,572	10,572
TOTAL EXPENSES	317,858	317,102	605,118	528,518

Operating loss	(275,458)	(314,830)	(526,157)	(519,046)

OTHER INCOME/(EXPENSE)
Interest expense	(504,254)	(412,995)	(958,796)	(604,303)
Gain (loss) on extinguishment of convertible notes	-	650,929	(357,292)	496,645
Change in fair value of derivatives liabilities	691,479	(6,355,508)	956,646	(13,392,280)
Total other income (expense)	187,225	(6,117,574)	(359,442)	(13,499,938)

LOSS BEFORE PROVISION FOR INCOME TAXES	(88,233)	(6,432,404)	(885,599)	(14,018,984)

Provision for income taxes	-	-	-	-

NET LOSS	$(88,233)	$(6,432,404)	$(885,599)	$(14,018,984)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)	$(0.00)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	1,064,445,038	623,924,281	1,015,335,237	407,236,924

The accompanying notes are an integral part of the condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(885,599)	$(14,018,984)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	-	1,877
Amortization	10,572	10,572
Amortization of debt discounts	862,277	549,495
Increase in principal balance due to penalty provision	-	12,500
Change in fair value of derivatives liabilities	(956,646)	13,392,280
Loss on extinguishment of convertible notes payable	357,292	(496,645)
Changes in assets and liabilities:
Accounts receivable	8,600	1
Accounts payable	(11,394)	35,265
Accrued expenses	92,518	52,637
Management fee payable	(80,000)	51,300
Net cash used in operating activities	(602,380)	(409,702)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on convertible notes payable	(168,300)	(189,800)
Prepayment premiums paid on convertible notes payable	(19,154)	(57,004)
Proceeds from convertible notes payable	689,890	743,310
Net cash provided from financing activities	502,436	496,506

NET INCREASE (DECREASE) IN CASH	(99,944)	86,804
BEGINNING CASH BALANCE	304,056	13,697
ENDING CASH BALANCE	$204,112	$100,501

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$2,357	$6,670
Cash payments for income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Conversion of notes payable, accrued interest and derivative liabilities into common stock	$2,243,275	$5,511,172
Conversion of management fees into preferred stock	$-	$150,000

The accompanying notes are an integral part of the condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER' (DEFICIT)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
December 31, 2018	3,000,000	$3,000	902,711,370	$902,711	$12,180,985	$(17,081,333)	$(3,994,637)

Common stock issued for cashless warrant exercise	-	-	79,686,983	79,687	(79,687)	-	-

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	205,406,868	205,408	454,801	-	660,209

Relief of derivative liabilities	-	-	-	-	1,583,066	-	1,583,066

Net loss	-	-	-	-	-	(885,599)	(885,599)

June 30, 2019	3,000,000	$3,000	1,187,805,221	$1,187,806	$14,139,165	$(17,966,932)	$(2,636,961)

The accompanying notes are an integral part of the condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER' (DEFICIT)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
March 31, 2019	3,000,000	$3,000	1,007,488,561	$1,007,489	$13,263,430	$(17,878,699)	$(3,604,780)

Common stock issued for cashless warrant exercise	-	-	8,514,103	8,514	(8,514)	-	-

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	171,802,557	171,803	319,431	-	491,234

Relief of derivative liabilities	-	-	-	-	564,818	-	564,818

Net loss	-	-	-	-	-	(88,233)	(88,233)

June 30, 2019	3,000,000	$3,000	1,187,805,221	$1,187,806	$14,139,165	$(17,966,932)	$(2,636,961)

The accompanying notes are an integral part of the condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER' (DEFICIT)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
December 31, 2017	-	$-	114,799,226	$114,800	$1,074,707	$(3,425,680)	$(2,236,173)

Preferred stock issued for related party management fee	3,000,000	3,000	-	-	147,000	-	150,000

Common stock issued for cashless warrant exercise	-	-	159,305,662	159,306	(159,306)	-	-

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	403,025,867	403,027	285,202	-	688,229

Relief of derivative liabilities	-	-	-	-	4,822,943	-	4,822,943

Stock-based compensation	-	-	-	-	1,877	-	1,877

Net loss	-	-	-	-	-	(14,018,984)	(14,018,984)

June 30, 2018	3,000,000	$3,000	677,130,755	$677,133	$6,172,423	$(17,444,664)	$(10,592,108)

 The accompanying notes are an integral part of the condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER' (DEFICIT)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
March 31, 2018	-	$-	400,340,232	$400,340	$2,678,096	$(11,012,260)	$(7,933,824)

Preferred stock issued for related party management fee	3,000,000	3,000	-	-	147,000	-	150,000

Common stock issued for cashless warrant exercise	-	-	50,769,385	50,770	(50,770)	-	-

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	226,021,138	226,023	244,361	-	470,384

Relief of derivative liabilities	-	-	-	-	3,153,736	-	3,153,736

Net loss	-	-	-	-	-	(6,432,404)	(6,432,404)

June 30, 2018	3,000,000	$3,000	677,130,755	$677,133	$6,172,423	$(17,444,664)	$(10,592,108)

The accompanying notes are an integral part of the condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

Introductory Comment

Unless otherwise indicated, any reference to “our company”, “we”, “us”, or “our” refers to Creative Medical Technology Holdings, Inc., and as applicable to its wholly owned subsidiary, Creative Medical Technologies, Inc., a Nevada corporation (“CMT”).

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Creative Medical Technology Holdings, Inc., is considered to be a commercial stage company, following the commencement of sales of disposable kits used in our Caverstem® procedure to treat ED in the fourth quarter of 2017 and sales of our FemCelz procedure for vaginal rejuvenation that commenced in the second quarter of 2019. Our fiscal year end is December 31st. We have acquired the licensing rights for our Amniostem amniotic-based stem cell, purchased the patent for our ED and lower back pain treatments, and filed patent applications for our neurological treatments.

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2019 and for the three and six-month periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The operations for the three and six-month periods ended June 30, 2019, are not necessarily indicative of the operating results for the full year.

Going Concern – The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the six-month period ended June 30, 2019, the Company incurred a net loss of $885,599 had negative cash flows from operating activities, had a working capital deficit of $2,789,894. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of equity securities. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of June 30, 2019, and December 31, 2018, the Company didn’t have any Level 1 or 2 financial instruments. The table below reflects the results of our Level 3 fair value calculations:

	Notes	Warrants	Total
Derivative liability at December 31, 2018	$1,983,828	$1,243,554	$3,227,382
Addition of new conversion option derivatives	752,195	31,116	783,311
Extinguishment/modification	(672,758)	(910,308)	(1,583,066)
Conversion of note derivatives	(900,879)	(180,231)	(1,081,110)
Change in fair value	77,987	(39,849)	38,138
Derivative liability at June 30, 2019	$1,240,373	$144,282	$1,384,655

Basic and Diluted Loss Per Share – The Company follows Financial Accounting Standards Board (“FASB”) ASC 260 Earnings per Share to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. During the three and six-month periods ended June 30, 2019, the Company had 500,000 options and 48,608,602 warrants to purchase common stock outstanding. In addition, the Company has various convertible notes payable which at June 30, 2019, are convertible into approximately 737,530,049 shares of common stock. During the three and six-month periods ended June 30, 2018, the Company had 500,000 options and 76,968,929 warrants to purchase common stock outstanding. In addition, the Company has various convertible notes payable which at June 30, 2018, are convertible into approximately 92,775,038 shares of common stock. The effects of the dilutive securities were anti-dilutive due to net loss during the six-month periods ended June 30, 2019 and 2018.

Recent Accounting Pronouncements – In February 2016, the FASB issued ASU, Leases, which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability. Lessor accounting under the standard is substantially unchanged. Additional qualitative and quantitative disclosures are also required. The Company adopted the standard effective January 1, 2019 using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company adopted the following practical expedients and elected the following accounting policies related to this standard update:

• The option to not reassess prior conclusions related to the identification, classification and accounting for initial direct costs for leases that commenced prior to January 1, 2019

• Short-term lease accounting policy election allowing lessees to not recognize right-of-use assets and liabilities for leases with a term of 12 months or less; and

• The option to not separate lease and non-lease components for certain equipment lease asset categories such as freight car, vehicles and work equipment.

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

NOTE 2 – LICENSING AGREEMENTS

ED Patent – The Company acquired a patent from CMH. Amortization expense of $2,493 and $4,986 were recorded for the three month and six-month periods ended June 30, 2019, respectively. As of June 30, 2019, the carrying value of the patent was $65,917. The Company expects to amortize approximately $9,972 annually through 2026 related to the patent costs.

Multipotent Amniotic Fetal Stem Cells License Agreement - In August 2016, CMT entered into a License Agreement with a University. This license agreement grants to CMT the exclusive right to all products derived from a patent for use of multipotent amniotic fetal stem cells composition of matter throughout the world during the period ending on the expiration date of the longest-lived patent rights under the patent. CMT paid the University an initial license fee within 30 days of entering into the agreement. CMT is also required to pay annual license maintenance fees on each anniversary date of the agreement, which maintenance fees would be credited toward any earned royalties for any given period. The License Agreement provides for payment of various milestone payments and earned royalties on the net sales of licensed products by CMT or any sub licensee. CMT is also required to reimburse the University for any future costs associated with maintaining the patent. CMT may terminate the license agreement for any reason upon 90 days’ written notice and the University may terminate the agreement in the event CMT fails to meet its obligations set forth therein, unless the breach is cured within 30 days of the notice from the University specifying the breach. CMT is also obligated to indemnify the University against claims arising due to the exercise of the license by CMT or any sub licensee. As of June 30, 2019, no amounts are currently due to the University.

The Company estimates that the patent expires in February 2026 and has elected to amortize the patent through the period of expiration on a straight-line basis. Amortization expense of $293 and $586 were recorded for the three and six-month periods ended June 30, 2019, respectively. As of June 30, 2019, the carrying value of the patent was $7,014. The Company expects to amortize approximately $1,172 annually through 2026 related to the patent costs.

Lower Back Patent – The Company, through a newly created subsidiary of CMT, StemSpine, LLC, acquired a patent from CMH, a related company, on May 17, 2017, for $100,000, payable in cash or stock. The patent expires on May 19, 2027 and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $2,500 and $5,000 were recorded for the three and six-month periods ended June 30, 2019, respectively. As of June 30, 2019, the carrying value of the patent was $80,000. The company expects to amortize approximately $10,000 annually through 2027 related to the patent costs.

For a period of five years from the date of the first sale of any product derived from the patent, StemSpine is required to make royalty payments of 5% from gross sales of products. StemSpine has also agreed to pay royalties of 50% of sale price or ongoing payments from third parties for licenses granted under the patent to third parties. In addition, StemSpine has agreed to make progress payments under the patent purchase agreement determined by whether the technology represented by the patent is tested by use of autologous cells or allogenic cells. In the case of pursuit of the technology using autologous cells, StemSpine has agreed to pay CMH $100,000 upon the signing of an agreement with a university for the initiation of an IRB clinical trial and $200,000 upon completion of the clinical trial. In the event StemSpine determines to pursue the technology using allogenic cells, StemSpine has agreed to pay CMH $100,000 upon the filing for an innovative new drug application (IND) with the FDA; $200,000 upon the dosing of the first patient in Phase 1-2 clinical trial; and $400,000 upon the dosing of the first patient in Phase 3 clinical trial. In each case StemSpine has the option to make these payments in cash or in shares of the Company’s common stock at a discount to the market price of the stock at the time of the transaction. The parties to the patent purchase agreement have agreed that in no event will the aggregate royalty payments under the agreement exceed $2,500,000.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has incurred a monetary obligation to a related corporation to reimburse the cost of services provided to the Company (management and consulting) through March 31, 2020. Each of the Company’s executive officers is employed by the parent company, CMH, and will continue to receive his or her salary or compensation from CMH. The Company has an agreement with CMH which obligates the Company to reimburse CMH $45,000 per month for such services. The compensation paid by CMH will include an allocation of services performed for CMH and for the Company. The amounts are presented as a “management fee payable - related party” on the accompanying unaudited condensed consolidated balance sheets. The liability is non-interest bearing, unsecured, and will be due upon the Company successfully raising at least $1,000,000 through the sale of equity. At the option of CMH, the reimbursable amounts set forth in the Agreement may be paid from time to time in shares of common stock of the Company at a price equal to a 30% discount to the lowest closing price during the 20 trading days prior to time the notice is given. The Agreement may be terminated by either party upon 30 days’ prior written notice. As of June 30, 2019, amounts due to CMH under the arrangement were $18,082.

See Note 2 for discussion of an additional related party transaction with CMH.

NOTE 4 – DEBT

$110,000 Convertible Note – Morningview – Note 22

On April 3, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $110,000, for which $95,000 in proceeds were received on April 3, 2018. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of April 1, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest traded price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to 5 times the number of common shares the convertible note is convertible into. The Company is amortizing legal fees of $2,652 and the remaining discount of $107,348 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $110,000 to interest expense using the straight-line method over the term of the loan. During the three and six-month periods ended June 30, 2019, the Company amortized $904 and $28,027 to interest expense respectively. As of June 30, 2019, a discount of $0 remained. At no additional cost, we issued to the note holder 11,000,000 five-year warrants to purchase common stock at $0.01, subject to adjustment if we issue securities at less than the exercise price. The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure may be put on the Company’s stock price and additional dilution of current shareholders may take place. As of June 30, 2019, there were 88,657,994 shares reserved with our transfer agent with a potential of 159,164,772 being reserved if and when the lender issues a request to our transfer agent.

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

During the three and six-month period ended June 30, 2019, the lender converted $45,500 of principal, interest and fees into 19,956,141 common shares.

$110,000 Convertible Note – Fourth Man – Note 23

On April 11, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $110,000, for which $100,000 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity 12 months from the effective date of payment. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $10,000 and the remaining discount of $100,000 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $110,000 to interest expense using the straight-line method over the term of the loan. During the three and six-month period ended June 30, 2019, the Company amortized $3,315 and $30,438 to interest expense respectively. As of June 30, 2019, a discount of $0 remained. At no additional cost, we issued to the note holder 11,000,000 five-year warrants to purchase common stock at $0.01, subject to adjustment if we issue securities at less than the exercise price. The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure may be put on the Company’s stock price and additional dilution of current shareholders may take place. As of June 30, 2019, there were 56,222,724 shares reserved with our transfer agent with a potential of 56,796,351 being reserved if and when the lender issues a request to our transfer agent.

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

During the three and six-month periods ended June 30, 2019, the lender converted $77,000 of principal, interest and fees into 28,947,368 common shares.

$108,000 Convertible Note – Global – Note 25

On May 14, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $108,000, for which $94,960 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 8% per annum and has a maturity date of May 14, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $8,000, legal fees of $5,040 and the remaining discount of $94,960 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $108,000 to interest expense using the straight-line method over the term of the loan. During the three and six-month periods ended June 30, 2019 the Company amortized $13,019 and $39,649 to interest expense respectively. As of June 30, 2019, a discount of $0 remained. At no additional cost, we issued to the note holder 3,600,000 five-year warrants to purchase common stock at $0.025, subject to adjustment if we issue securities at less than the exercise price. The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure may be put on the Company’s stock price and additional dilution of current shareholders may take place. As of June 30, 2018, there were 41,244,678 shares reserved with our transfer agent with a potential of 0 being reserved if and when the lender issues a request to our transfer agent.

In the event of default, the holder has the right to require the Company to pay an amount equal to 150% multiplied by the then outstanding entire balance of the note, including principal and accrued unpaid interest. In addition, the default interest rate would increase to 24%.

There is no option to pre-pay this note.

During the three and six-month periods ended June 30, 2019, the lender converted $24,826 of principal, interest and fees into 5,827,680 common shares and $94,826 of principal, interest and fees into 22,494,347 common shares respectively.

$183,250 Convertible Note – Global – Note 28

On September 20, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $183,250, for which $100,000 in proceeds were received and the remaining balances of two convertible notes were rolled over. At the time of combination, the total carrying amount outstanding under the prior notes was $211,570. In connection, with the agreement, the lender was paid $139,352, principal of $69,676 rolled into the new note and a gain of $2,542 was recorded within interest expense. Under the terms of the agreement, the convertible note incurs interest at 8% per annum and has a maturity date of September 20, 2019. The convertible note is convertible at any time after 31 days after the closing date and convertible into shares of the Company’s stock at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $13,574 and the remaining discount of $169,676 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $183,250 to interest expense using the straight-line method over the term of the loan. During the three and six-month periods ended June 30, 2019 the Company amortized $45,185 and $132,040 to interest expense respectively. As of June 30, 2019, a discount of $0 remained. At no additional cost, we issued to the note holder 1,247,618 five-year warrants to purchase common stock at $0.088, subject to adjustment if we issue securities at less than the exercise price. The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure may be put on the Company’s stock price and additional dilution of current shareholders may take place. As of June 30, 2019, there were 0 shares reserved with our transfer agent with a potential of 0 being reserved if and when the lender issues a request to our transfer agent.

In the event of default that is either (A) demanded (if demand or notice is required to create an Event of Default), (B) otherwise due, or (C) paid in full, whichever is lowest, multiplied by the volume weighted average price (VWAP) on the date the Mandatory Default Amount is either (x) demanded, (y) due, or (z) paid in full, whichever is highest, or (ii) 120% of the outstanding principal amount of this Note, plus, (b) all other amounts, costs, expenses and liquidated damages due in respect of the Note.

The Company has the option to redeem the note, in whole, up to 30 days from the date of issuance with no interest, on issuance discount, fees or pre-payment penalties. After 30 days the right of prepayment expires.

During the three and six-month periods ended June 30, 2019, the lender converted $92,308 of principal, interest and fees into 21,668,506 common shares and $183,933 of principal, interest and fees into 38,606,150 common shares respectively.

As of June 30, 2019, the Company had fulfilled all the obligations of this note.

$183,250 Convertible Note – Morningview – Note 29

On September 20, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $183,250, for which $169,676 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 8% per annum and has a maturity date of September 20, 2019. The convertible note is convertible at any time after 31 days after the closing date and convertible into shares of the Company’s stock at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $13,574, legal fees of $8,363 and the remaining discount of $161,313 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $183,250 to interest expense using the straight-line method over the term of the loan. During the three and six-month periods ended June 30, 2019, the Company amortized $41,687 and $90,872 to interest expense respectively. As of June 30, 2019, a discount of $41,168 remained. At no additional cost, we issued to the note holder 1,247,618 five-year warrants to purchase common stock at $0.088, subject to adjustment if we issue securities at less than the exercise price. The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure may be put on the Company’s stock price and additional dilution of current shareholders may take place. As of June 30, 2019, there were 10,020,242 shares reserved with our transfer agent with a potential of 191,522,559 being reserved if and when the lender issues a request to our transfer agent.

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

During the three and six-month periods ended June 30, 2019, the lender converted $37,000 of principal, interest and fees into 14,979,758 common shares.

$183,250 Convertible Note – Fourth Man – Note 30

On September 20, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $183,250, for which $169,676 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 8% per annum and has a maturity date of September 20, 2019. The convertible note is convertible at any time after 31 days after the closing date and convertible into shares of the Company’s stock at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $13,574, legal fees of $8,363 and the remaining discount of $161,313 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $183,250 to interest expense using the straight-line method over the term of the loan. During the three and six-month periods ended June 30, 2019 the Company amortized $45,687 and $90,872 to interest expense respectively. As of June 30, 2019, a discount of $42,082 remained. At no additional cost, we issued to the note holder 1,247,618 five-year warrants to purchase common stock at $0.088, subject to adjustment if we issue securities at less than the exercise price. The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure may be put on the Company’s stock price and additional dilution of current shareholders may take place. As of June 30, 2019, there were 25,000,000 shares reserved with our transfer agent with a potential of 236,717,923 being reserved if and when the lender issues a request to our transfer agent.

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

$108,000 Convertible Note – Armada – Note 31

On November 15, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $108,000, for which $100,000 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 8% per annum and has a maturity date of November 15, 2019. The convertible note is convertible at any time after 31 days after the closing date and convertible into shares of the Company’s stock at a conversion price equal to 70% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $19,065 and the remaining discount of $74,579 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $93,644 to interest expense using the straight-line method over the term of the loan. During the three and six-month periods ended June 30, 2019, the Company amortized $58,752 and $70,041 to interest expense respectively. As of June 30, 2019, a discount of $0 remained. At no additional cost, we issued to the note holder 1,985,294 five-year warrants to purchase common stock at $0.0272, subject to adjustment if we issue securities at less than the exercise price. The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure may be put on the Company’s stock price and additional dilution of current shareholders may take place. As of June 30, 2019, there were 195,407,334 shares reserved with our transfer agent with a potential of 0 being reserved if and when the lender issues a request to our transfer agent.

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

During the three and six-month periods ended June 30, 2019, the lender converted $112,267 of principal, interest and fees into 42,483,073 common shares.

As of June 30, 2019, the Company had fulfilled all the obligations of this note.

 $108,000 Convertible Note – Morningview – Note 32

On November 15, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $108,000, for which $100,000 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 8% per annum and has a maturity date of November 15, 2019. The convertible note is convertible at any time after 31 days after the closing date and convertible into shares of the Company’s stock at a conversion price equal to 70% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $14,040 and the remaining discount of $83,249 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $97,289 to interest expense using the straight-line method over the term of the loan. During the three and six-month periods ended June 30, 2019 the Company amortized $24,256 and $35,984 to interest expense respectively. As of June 33, 2019, a discount of $36,783 remained. At no additional cost, we issued to the note holder 1,985,294 five-year warrants to purchase common stock at $0.0272, subject to adjustment if we issue securities at less than the exercise price. The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure may be put on the Company’s stock price and additional dilution of current shareholders may take place. As of June 30, 2019, there were 15,000,000 shares reserved with our transfer agent with a potential of 137,700,449 being reserved if and when the lender issues a request to our transfer agent.

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

$108,000 Convertible Note – Fourth Man – Note 33

On November 15, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $108,000, for which $100,000 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 7% per annum and has a maturity date of November 15, 2019. The convertible note is convertible at any time after 31 days after the closing date and convertible into shares of the Company’s stock at a conversion price equal to 70% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $14,040 and the remaining discount of $83,249 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $97,289 to interest expense using the straight-line method over the term of the loan. During the three and six-month periods ended June 31, 2019 the Company amortized $24,256 and $35,984 to interest expense respectively. As of June 30, 2019, a discount of $36,783 remained. At no additional cost, we issued to the note holder 1,985,294 five-year warrants to purchase common stock at $0.0272, subject to adjustment if we issue securities at less than the exercise price. The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure may be put on the Company’s stock price and additional dilution of current shareholders may take place. As of June 30, 2019, there were 35,000,000 shares reserved with our transfer agent with a potential of 137,700,449 being reserved if and when the lender issues a request to our transfer agent.

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

$168,300 Convertible Note – Power Up – Note 34

On November 15, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $168,300, for which $150,000 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of April 1, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 71% of the average of the 2 lowest trading prices of the Company’s common stock during the previous 15 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to 6 times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $15,300, legal fees of $3,000 and the remaining discount of $92,917 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $111,217 to interest expense using the straight-line method over the term of the loan. During the three and six-month periods ended June 30, 2019, the Company amortized $83,184 to interest expense. As of June 30, 2019, a discount of $0 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure may be put on the Company’s stock price and additional dilution of current shareholders may take place. As of March 31, 2019, there were 126,422,535 shares reserved with our transfer agent with a potential of 0 being reserved if and when the lender issues a request to our transfer agent.

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

$140,800 Convertible Note – Power Up – Note 43

On January 30, 2019, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $140,800, for which $125,000 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of January 1, 2020. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 71% of the 2 lowest trading prices of the Company’s common stock during the previous 15 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to 6 times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $12,800, legal fees of $3,000 and the remaining discount of $113,495 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $129,295 to interest expense using the straight-line method over the term of the loan. During the three and six-month periods ended June 30, 2019, the Company amortized $32,235 and $53,489 respectively. As of June 30, 2019, a discount of $75,806 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure may be put on the Company’s stock price and additional dilution of current shareholders may take place. As of June 30, 2019, there were 169,467,217 shares reserved with our transfer agent with a potential of 347,565,788 being reserved if and when the lender issues a request to our transfer agent.

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

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure may be put on the Company’s stock price and additional dilution of current shareholders may take place. As of June 30, 2019, there were 70,000,000 shares reserved with our transfer agent with a potential of 249,410,460 being reserved if and when the lender issues a request to our transfer agent.

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

During the three and six-month periods ended June 30, 2019, a lender converted $102,334 of principal, interest and fees into 37,940,031 common shares.

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

Pursuant to the Purchase Agreement, for a purchase price of $100,000, each Investor purchased a Note in the principal amount of $110,000 and a Warrant to purchase 1,334,951 shares of common stock. Each Note matures on March 1, 2020, bears interest at a rate of 8% per annum, and beginning 31 days after the closing date, is convertible into shares of the Company’s common stock at a conversion price equal to 65% of the Market Price of the common stock. “Market Price” as defined in each Exchange Note means the average of the two lowest “VWAPs” (as defined) of the Company’s common stock during the 15 trading days preceding the applicable conversion date. In addition, the Notes are subject to covenants, events of defaults and other terms and conditions customary in transactions of this nature.

The Company is required at all times to reserve shares of the Company’s common stock equal to 3 times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $40,000, legal fees of $29,110 and the remaining discount of $370,890 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $440,000 to interest expense using the straight-line method over the term of the loan. During the three- and six-month periods ended June 30, 2019, the Company amortized $109,399 and $145,464 respectively. As of June 30, 2019, a discount of $294,536 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure may be put on the Company’s stock price and additional dilution of current shareholders may take place. As of June 30, 2019, there were 169,467,217 shares reserved with our transfer agent with a potential of 347,565,788 being reserved if and when the lender issues a request to our transfer agent.

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

$140,800 Convertible Note – Power Up – Note 42

On March 8, 2019, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $91,300, for which $80,300 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 12% per annum and has a maturity date of March 8, 2020. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 71% of the 2 lowest trading prices of the Company’s common stock during the previous 15 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to 6 times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $8,300, legal fees of $2,700 and the remaining discount of $118,295 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $129,295 to interest expense using the straight-line method over the term of the loan. During the three- and six-month periods ended June 30, 2019, the Company amortized $18,040 and $22,599. As of June 30, 2019, a discount of $106,696 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure may be put on the Company’s stock price and additional dilution of current shareholders may take place. As of June 30, 2019, there were 102,873,239 shares reserved with our transfer agent with a potential of 227,322,873 being reserved if and when the lender issues a request to our transfer agent.

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

$133,000 Convertible Note – GS – Note 44

On June 20, 2019, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $133,000, for which $114,000 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 11% per annum and has a maturity date of June 20, 2020. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 66% of the lowest traded price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to 4 times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $13,000 legal fees of $6,000 and the remaining discount of $114,000 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $133,000 to interest expense using the straight-line method over the term of the loan. During the three and six months ended June 30, 2019 the Company amortized $3,634. As of June 30, 2019, a discount of $129,366 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure may be put on the Company’s stock price and additional dilution of current shareholders may take place. As of June 30, 2019, there were 20,151,000 shares reserved with our transfer agent with a potential of 216,033,720 being reserved if and when the lender issues a request to our transfer agent.

In the event of default, the holder has the right to require the Company to pay an amount equal to 150% multiplied by the then outstanding entire balance of the note, including principal and accrued unpaid interest. In addition, the default interest rate would increase to 24%.

The Company has the option to redeem the convertible notes within 60 days from the date of issuance at 120% of the principal and interest; between 61 and to 120 days from the date of issuance at 130% of the principal and interest; between 121 and to 180 days from the date of issuance at 140% of the principal and interest; and after 180 days the right of prepayment expires.

As of June 30, 2019, future loan maturities are as follows:

For the year ended December 31,

2019	640,642
2020	1,005,100
Total	$1,645,742

NOTE 5 – DERIVATIVE LIABILITIES

Derivative Liabilities

In connection with convertible notes payable, the Company records derivative liabilities for the conversion feature. In addition, the Company has warrants for which the exercise prices reset upon future events. These warrants are also considered to be derivative liabilities. The derivative liabilities are valued on the date the convertible note payable become convertible and revalued at each reporting period. The warrants are valued on the date of issuance and revalued at each reporting period. During the six months ended June 30, 2019, the Company recorded initial derivative liabilities of $783,311  based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.00126 to $0.025 our stock price on the date of grant of $0.0029  to $0.0185 , expected dividend yield of 0%, expected volatility of 86%  to 195% , risk free interest rate of 2.03%  to 2.63%  and expected terms ranging from 1.0 to 5.0 years. Upon initial valuation, the derivative liabilities exceeded the face values certain of the convertible notes payable by approximately $124,464, which was recorded as a day one loss in derivative liability.

On June 30, 2019, the derivative liabilities were revalued at $1,384,655 resulting in a loss of $702,785 related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following average assumptions: an exercise price of $0.0008 to $0.025, our stock price on the date of valuation ($0.0039), expected dividend yield of 0%, expected volatility of 88% to 195%, risk-free interest rate of 1.92%, and an expected terms ranging from 0.5 to 4.7  years.

In connection with convertible notes converted, as disclosed in Note 5, the Company reclassed derivative liabilities with a fair of $564,818 to additional paid-in capital. The Company revalued the derivative liabilities at each conversion date recording the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted to the pre-conversion carrying value to additional paid-in capital

Future Potential Dilution

Most of the Company’s convertible notes payable contain adjustable conversion terms with significant discounts to market. As of June 30, 2019, the Company’s convertible notes payable are potentially convertible into an aggregate of approximately 93 million shares of common stock. In addition, due to the variable conversion prices on some of the Company’s convertible notes, the number of common shares issuable is dependent upon the traded price of the Company’s common stock.

NOTE 6 – WARRANTS

From March 2017 through May 2018, the Company issued 78,526,087 warrants to multiple parties associated with the issuance of convertible notes. The issued warrants expire 5 years from the date of issuance and have anti-dilution and re-pricing features.

The fair value of each warrant is estimated using the Black-Scholes valuation model. Assumptions used in calculating the fair value at June 30, 2019 were as follows:

Weighted Average Inputs Used

Annual dividend yield	$-
Expected life (years)	3.1 to 4.7
Risk-free interest rate	1.92%
Expected volatility	85%
Common stock price	$0.0039

Since the expected life of the options was greater than the Company’s historical stock information available, the Public Company determined the expected volatility based on price fluctuations of comparable public companies.

The issuances, exercises and pricing re-sets during the six months ended June 30, 2019, are as follows:

Outstanding at December 31, 2018	142,075,119
Issuances	5,339,804
Exercises	(89,107,585)
Anti-Dilution/Modification	0
Forfeitures/cancellations	(9,698,736)
Outstanding at June 30, 2019	48,608,602
Weighted Average Price at June 30, 2019	$0.0042

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, management reviewed all material events through August 13, 2019, for these financial statements and there are no material subsequent events to report, except as follows:

Institutional Sale of Notes and Warrants

On July 29, 2019, Creative Medical Technology Holdings, Inc. (the “Company”) completed the sale of 8% Original Issue Discount Senior Convertible Notes (“Notes”) and Common Stock Purchase Warrants (“Warrants”) to three institutional investors (the “Investors”) pursuant to a Securities Purchase Agreement between the Company and the Investors (the “Purchase Agreement”) dated as of July 29, 2019. The transaction was effected pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506(b) promulgated thereunder.

Pursuant to the Purchase Agreement, for a purchase price of $75,000.00, each Investor purchased a Note in the principal amount of $81,000.00 and a Warrant to purchase 4,807,695 shares of common stock. Each Note matures on July 83, 2020, bears interest at a rate of 8% per annum, and is convertible into shares of the Company’s common stock at a conversion price equal to 60% of the lowest traded price of the Company’s common stock during the 15 trading days preceding the applicable conversion date. In addition, the Notes are subject to covenants, events of defaults and other terms and conditions customary in transactions of this nature.

Each Warrant is exercisable for a five-year period at an initial exercise price of $0.0039 per share, subject to anti-dilution adjustment in the event of future sales of equity by the Company below the then exercise price, stock dividends, stock splits and other specified events.

The information set forth above is qualified in its entirety by reference to the actual terms of the Purchase Agreement, the Notes and the Warrants, which are attached hereto as Exhibits 10.1, 4.1 and 4.2, respectively, and which are incorporated herein by reference.

CEO Advance

On July 24, 2019, Timothy Warbington, the Company’s Chief Executive Officer, made an unsecured loan to the Company in the principal amount of $50,000. The loan is payable on the earlier of demand and July 23, 2020, and bears interest at the rate of 2.13% per annum.

Conversion Notice

During July and August of 2019, we issued 272164,599 shares of common stock for the conversion of $209,485 in convertible notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of operations. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, and our interim financial statements and accompanying notes to these financial statements included in this report. All amounts are in U.S. dollars.

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

Overview

We are considered to be a commercial stage company, following the commencement of sales of stem cell disposable kits used in our Caverstem procedure to treat ED in the fourth quarter of 2017 and our FemCelz procedure for vaginal rejuvenation. Our fiscal year end is December 31st. We have acquired the licensing rights for our Amniostem amniotic-based stem cell, purchased the patent for our ED and lower back pain treatments, and filed patent applications for our neurological treatments.

During the first six months of 2019, we issued $805,100 in convertible notes with net proceeds of $689,890 to accredited investors. In addition, we issued $300,000 in convertible notes in exchange for the extinguishment of 9,698,736 warrants.

During the six-month period ending June 30, 2019, we incurred interest expense of $862,277 arising from the third-party notes of $1,840,879.

Plan of Operations

We commenced marketing disposable stem cell separation kits for the Caverstem® ED treatment in the fourth quarter of 2017. We commenced marketing disposable stem cell separation kits for the FemCelz™ procedure to treat female sexual disfunction in the fourth quarter of 2018. For the next 12 months our plan of operations is to market our disposable kits, publish the result of the UCLA/LABiomed clinical trial and partner with leading researchers on investigator-initiated trials to advance our neurological programs. As of June 30, 2019, we had approximately $204,112 cash on hand. With an estimated monthly cash burn rate of approximately $100,000 based on historic trends and anticipated future revenues and expenses, management anticipates sufficient cash on hand and committed funds to meet operating expenses and costs of the current operations through at least September 2019. Historically, we have met our cash flow requirements through the sale of equity securities or borrowed funds. We intend to fund our business through sales of disposable kits along with continuing to seek investments to meet our cash flow requirements, including both operating expenses and the balance of funding required to fund our sales efforts and complete our ED clinical trial. The securities offered by us to potential investors have not been registered under the Securities Act of 1933, as amended (the “Act”), and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. If we are unable to obtain further financing, we may seek alternative sources of funding or revise our business plan. We currently have no alternative sources for funding.

Results of Operations – For the Three-Month Period Ended June 30, 2019 and 2018

Gross Revenue. We generated $61,600 gross revenue for the three-month period ended June 30, 2019, in comparison with $4,800 for the comparable quarter a year ago. The increase of $56,800 or 1,183% reflects the increased sales of the disposable kits for the Caverstem and FemCelz procedures.

Cost of Goods Sold. We generated $19,200 cost of goods sold for the three-month period ended June 30, 2019, in comparison with $2,528 for the comparable quarter a year ago. The increase of $16,672 or 659% reflects the increased sales of the disposable kits for the Caverstem and FemCelz procedures offset by lower per unit costs of the disposable kits.

Gross Profit/(Loss). We generated $42,400 in gross profit for the three-month period ended June 30, 2019, in comparison with $2,272 for the comparable quarter a year ago. The increase of $40,128 or 1,766% reflects the increased sales of the disposable kits for the Caverstem and FemCelz procedures offset by lower per unit costs of the disposable kits.

General and Administrative Expenses. General and administrative expenses for the three-month period ended June 30, 2019, totaled $312,572, in comparison with $307,616, for the comparable quarter a year ago. The increase of $4,956, or 2% is primarily due to an increase of $26,117 in public company and shareholder-related expenses offset by decreased travel expenses associated with the commercialization of the Caverstem procedure and increased accounting expenses.

Research and Development Expenses. Research and development expenses for the three-month period ended June 30, 2019, totaled $0 in comparison with $4,200, for the comparable quarter a year ago. The decrease of $4,200, or 100% is due to a reduction of $4,200 in laboratory expenses.

Other Income / Expense. Other income for the three-month period ended June 30, 2019, totaled $187,225 in comparison with other expense of $6,117,574, for the comparable quarter a year ago. The change of $6,304,799, or 103% is due to a gain of $691,479 associated with the change in the fair value of derivative liabilities compared to a loss of $6,355,508 for the comparable quarter a year ago, offset by increased interest expense of $91,259 associated with an increased debt balance.

Net Loss. For the reasons stated above, our net loss for the three-month period ended June 30, 2019, totaled $88,233 in comparison to $6,432,404, for the comparable quarter a year ago.

Results of Operations – For the Six-Month Period Ended June 30, 2019 and 2018

Gross Revenue. We generated $112,400 gross revenue for the six-month period ended June 30, 2019 in comparison with $14,400 for the comparable quarter a year ago. The increase of $98,000 or 681% reflects the increased sales of the disposable kits for the Caverstem and FemCelz procedures.

Cost of Goods Sold. We generated $33,439 cost of goods sold for the six-month period ended June 30, 2019 in comparison with $4,928 for the comparable quarter a year ago. The increase of $28,511 or 579% reflects the increased sales of the disposable kits for the Caverstem and FemCelz procedures offset by lower per unit costs of the disposable kits.

Gross Profit/(Loss). We generated $78,961 in gross profit for the six-month period ended June 30, 2019 in comparison with $9,472 for the comparable quarter a year ago. The increase of $69,489 or 733% reflects the increased sales of the disposable kits for the Caverstem and FemCelz procedures offset by lower per unit costs of the disposable kits.

General and Administrative Expenses. General and administrative expenses for the six-month period ended June 30, 2019, totaled $594,546, in comparison with $510,546, for the comparable period a year ago. The increase of $84,000, or 17% is primarily due to increases in marketing and training expenses associated with commercialization of the Caverstem and FemCelz procedures combined with increased public company and shareholder-related expenses offset by expenditure reductions in travel and outside consultants.

Research and Development Expenses. Research and development expenses for the six-month period ended June 30, 2019, totaled $0 in comparison with $7,400, for the comparable period a year ago. The decrease of $7,400, or 100% is due to the completion of the pre-clinical research of the Amniostem®.

Other Income / Expense. Other expense for the six-month period ended June 30, 2019, totaled $359,422 in comparison with other expense of $13,499,938, for the comparable period a year ago. The decrease of $13,140,496, or 97% is primarily due to a gain of $956,646 compared to a loss of $13,392,280 associated with the change in the fair value of derivative liabilities, a loss of $357,292 compared to a gain of $496, 645 and increased interest expense associated with a high debt balance in comparison to comparable period a year ago.

Net Loss. For the reasons stated above, our net loss for the six-month period ended June 30, 2019 totaled $885,599 in comparison to $14,018,984, for the comparable period a year ago.

Liquidity and Capital Resources

Our principal source of liquidity has been funds received from the sale of our common stock and issuance of notes including convertible notes. Our experience to-date indicates the lenders are most likely to convert the debt into equity prior to or in lieu of full payment at maturity. Going forward, our short-term funding needs are expected to be satisfied by funds to be loaned to us by third parties and revenues generated from our Caverstem ED and FemCelz vaginal rejuvination procedures. Our long-term liquidity needs are expected to be satisfied from future offerings of our equity securities. It is possible that CMH may provide future financing for us. We do not have any arrangements, agreements, or sources for long-term funding.

Our only commitments for expenditures relate to general and administrative costs, including reimbursements to our parent company for services performed by their executive officers on our behalf. During the next 12 months we also anticipate incurring expenses related to marketing activities for our ED and vaginal rejuvenation treatments.

For the next 12 months our plan of operations is to market our disposable kits, publish the result of the UCLA/LABiomed clinical trial and partner with leading researchers on investigator-initiated trials to advance our neurological programs. We believe that our current cash on hand would meet our cash flow requirements for only a few more months. If we are unable to obtain further financing, we may seek alternative sources of funding or revise our business plan. We currently have no alternative sources for funding.

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

Cash Flows

Net Cash used in Operating Activities. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was $602,380 for the six-month period ended June 30, 2019 in comparison to $409,702 for the comparable period a year ago, an increase of $192,678 or 47%. The increase in cash used in operations was primarily related to increases in marketing and training expenses associated with commercialization of the Caverstem and FemCelz procedures combined with increased public company and shareholder-related expenses offset by expenditure reductions in travel and outside consultants

Net Cash used in Investing Activities. There was no cash used in investing activities in the six-month periods ended June 30, 2019 and June 30, 2018 respectively.

Net Cash From Financing Activities. In the six-month period ended June 30, 2019, we raised $689,890 through the issuance of convertible debt, expended $168,300 to retire convertible debt and paid $19,154 in prepayment premiums on the retired convertible notes. In the six-month period ended June 30, 2018, we raised $743,310 through the issuance of convertible debt, expended 189,800 to retire convertible debt, and paid $57,004 in prepayment premiums on the retired convertible notes. The $5,930 or 1% increase in cash flows from financing activities were primarily related to our need to obtain additional capital due to marketing and travel expenses associated with the commercialization of the Caverstem and FemCelz procedures and increased legal and accounting fees associated with public company reporting and audit requirements.

Basis of Presentation / Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   As of June 30, 2019, the Company had $204,112 of available cash and a working capital deficit of $2,789,894. For the six-month period ended June 30, 2019, the Company had $112,400 in revenue, $526,157 in operating loss and used net cash for operating activities of $602,380. These factors, among others, indicate that the Company may be unable to continue as a going concern for the next twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing as may be required, and ultimately to attain sufficient cash flow from operations to meet its obligations on a timely basis. Management is in the process of negotiating various financing plans including access to ongoing credit facilities and possible sale of capital stock either in private or in public offerings and believes these steps may generate sufficient cash flow for the Company to continue as a going concern. If the Company is unsuccessful in these efforts, it may be required to substantially curtail or terminate its operations.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In April 2016, the Company entered into an agreement with a third party to perform banking services. The banking services did not materialize and thus the Company cancelled the agreement in June 2016. The Company and the third party are currently in a dispute as to fees under the agreement. The Company believes no consideration is due as the services were not performed. Any proposed litigation or equivalent will be vigorously defended for which the Company expects to prevail. The dispute is currently being litigated in an New York Supreme Court.  As of the date of these financial statements the Company has not recorded a loss provision as the amount is not probable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Convertible Notes/Debentures

During the six-months ended June 30, 2019, we issued convertible promissory notes in the face amount of $1,105,100 to multiple lenders for which we received proceeds of $689,890 and the extinguishment of 9,698,736 warrants. The notes bear interest ranging from 8% to 11% which would increase to 24% in the event of default and have maturity dates ranging from February 2020 through June 2020. The notes are convertible at rates ranging from 65% to 71% of either the average of the two lowest traded prices of our common stock during the prior 15 trading days preceding the conversion date or the average of the two lowest volume weighted average prices (VWAP) of our common stock during the prior 15 trading days preceding the conversion date. We have the option to redeem the notes, in whole or in part, on $740,000 of the face amount of the issued convertible promissory notes for 120% of the outstanding principle and interest up to 170 days from the date of issuance. After 170 days the right of repayment expires. Additionally, we have the option to redeem the notes, in whole or in part, on $365,100 of the face amount of the issued convertible promissory notes up to 180 days from the date of issuance ranging from 100% to 140% of the principal and interest depending on the numbers of days following issuance up to 180 days from issuance. After 180 days the right of prepayment expires.

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

Creative Medical Technology Holdings, Inc.

Date: August 13, 2019	By	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2019	By	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial Officer)