Form 10-Q
period 2019-09-30
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2019-11-14
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on November 14, 2019, was 2,458,101,337.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash	$158,236	$304,056
Accounts receivable	24,500	9,600
Total Current Assets	182,736	313,656

OTHER ASSETS
Licenses, net of amortization	147,647	163,505
TOTAL ASSETS	$330,383	$477,161

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$323,801	$331,838
Accrued expenses	65,275	21,640
Management fee payable - related party	53,082	198,082
Convertible notes payable, net of discount of $636,368 and $792,994, respectively	896,246	682,056
Advances from related party	10,800	10,800
Derivative liabilities	2,544,160	3,227,382
Total Current Liabilities	3,893,364	4,471,798

TOTAL LIABILITIES	3,893,364	4,471,798

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 7,000,000 and 7,000,000 shares authorized, no shares issued and outstanding at September 30, 2019 and December 31, 2018	-	-
Series A preferred stock, $0.001 par value, 3,000,000 shares authorized, 3,000,000 shares issued and outstanding at September 30, 2019 and December 31, 2018	3,000	3,000
Common stock, $0.001 par value, 3,000,000,000 and 3,000,000,000 shares authorized; 2,109,074,289 and 903,311,370 issued and 2,108,474,289 and 902,711,370 outstanding at September 30, 2019 and December 31, 2018, respectively	2,108,474	902,711
Additional paid-in capital	14,698,601	12,180,985
Accumulated deficit	(20,373,056)	(17,081,333)
TOTAL STOCKHOLDERS' DEFICIT	(3,562,981)	(3,994,637)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$330,383	$477,161

The accompanying notes are an integral part of the condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2019	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018
Revenues	$57,500	$52,400	$169,900	$66,800

Cost of revenues	8,000	36,395	41,439	41,323

Gross profit	49,500	16,005	128,461	25,477

OPERATING EXPENSES
Research and development	-	2,884	-	10,284
General and administrative, including stock-based compensation of $0, $0, $0, and $1,877, respectively	317,636	282,670	912,182	793,216
Amortization of patent costs	5,286	5,286	15,858	15,858
TOTAL EXPENSES	322,922	290,840	928,040	819,358

Operating loss	(273,422)	(274,835)	(799,579)	(793,881)

OTHER INCOME/(EXPENSE)
Interest expense	(529,188)	(377,038)	(1,487,984)	(981,341)
Gain (loss) on extinguishment of convertible notes	10,897	-	(346,395)	496,645
Change in fair value of derivatives liabilities	(1,614,411)	(919,147)	(657,765)	(14,311,427)
Total other expense	(2,132,702)	(1,296,185)	(2,492,144)	(14,796,123)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,406,124)	(1,571,020)	(3,291,723)	(15,590,004)

Provision for income taxes	-	-	-	-

NET LOSS	$(2,406,124)	$(1,571,020)	$(3,291,723)	$(15,590,004)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	1,511,896,142	739,239,617	1,182,674,443	519,120,610

The accompanying notes are an integral part of the condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,291,723)	$(15,590,004)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	-	1,877
Amortization	15,858	15,858
Amortization of debt discounts	1,350,982	878,349
Increase in principal balance due to penalty provision	-	12,500
Change in fair value of derivatives liabilities	657,765	14,311,427
Loss on extinguishment of convertible notes payable	346,395	(496,645)
Changes in assets and liabilities:
Accounts receivable	(14,900)	(9,199)
Accounts payable	(8,039)	5,765
Accrued expenses	128,001	47,133
Management fee payable	(145,000)	66,300
Net cash used in operating activities	(960,661)	(756,639)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable to related party	(50,000)	-
Proceeds from notes payable to related party	50,000	-
Payments on convertible notes payable	(194,111)	(405,294)
Prepayment premiums paid on convertible notes payable	(38,343)	(57,004)
Proceeds from convertible notes payable	1,047,295	1,378,072
Net cash provided from financing activities	814,841	915,774

NET INCREASE (DECREASE) IN CASH	(145,820)	159,135
BEGINNING CASH BALANCE	304,056	13,697
ENDING CASH BALANCE	$158,236	$172,832

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$14,357	$6,712
Cash payments for income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Conversion of notes payable, accrued interest and derivative liabilities into common stock	$3,723,379	$10,319,680
Conversion of management fees into preferred stock	$-	$150,000
Beneficial conversion feature	$-	$114,000

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
December 31, 2018	3,000,000	$3,000	902,711,370	$902,711	$12,180,985	$(17,081,333)	$(3,994,637)

Common stock issued for cashless warrant exercise	-	-	79,686,983	79,687	(79,687)	-	-

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	1,126,075,936	1,126,076	232,012	-	1,358,088

Relief of derivative liabilities	-	-	-	-	2,365,291	-	2,365,291

Net loss	-	-	-	-	-	(3,291,723)	(3,291,723)

September 30, 2019	3,000,000	$3,000	2,108,474,289	$2,108,474	$14,698,601	$(20,373,056)	$(3,562,981)

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
June 30, 2019	3,000,000	$3,000	1,187,805,221	$1,187,806	$14,139,165	$(17,966,932)	$(2,636,961)

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	920,669,068	920,668	(222,789)	-	697,879

Relief of derivative liabilities	-	-	-	-	782,225	-	782,225

Net loss	-	-	-	-	-	(2,406,124)	(2,406,124)

September 30, 2019	3,000,000	$3,000	2,108,474,289	$2,108,474	$14,698,601	$(20,373,056)	$(3,562,981)

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
December 31, 2017	-	$-	114,799,226	$114,800	$1,074,707	$(3,425,680)	$(2,236,173)

Preferred stock issued for related party management fee	3,000,000	3,000	-	-	147,000	-	150,000

Common stock issued for cashless warrant exercise	-	-	225,534,647	225,535	(225,535)	-	-

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	443,860,261	443,861	425,822	-	869,683

Relief of derivative liabilities	-	-	-	-	9,450,681	-	9,450,681

Stock-based compensation	-	-	-	-	1,877	-	1,877

Net loss	-	-	-	-	-	(15,590,004)	(15,590,004)

September 30, 2018	3,000,000	$3,000	784,194,134	$784,196	$10,874,552	$(19,015,684)	$(7,353,936)

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
June 30, 2018	3,000,000	$3,000	677,130,755	$677,133	$6,172,423	$(17,444,664)	$(10,592,108)

Common stock issued for cashless warrant exercise	-	-	66,228,985	66,229	(66,229)	-	-

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	40,834,394	40,834	140,620	-	181,454

Relief of derivative liabilities	-	-	-	-	4,627,738	-	4,627,738

Net loss	-	-	-	-	-	(1,571,020)	(1,571,020)

September 30, 2018	3,000,000	$3,000	784,194,134	$784,196	$10,874,552	$(19,015,684)	$(7,353,936)

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2019 and for the three and nine-month periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The operations for the three and nine-month periods ended September 30, 2019, are not necessarily indicative of the operating results for the full year.

Going Concern – The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the nine-month period ended September 30, 2019, the Company incurred a net loss of $3,291,723 had negative cash flows from operating activities, had a working capital deficit of $3,710,628. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of equity securities. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Revenue - The Company recognizes revenue as it is earned as defined by U.S. GAAP. We have adopted the new revenue recognition standards that went into effect on January 1, 2018. All revenues reported in 2018 and beyond reflects those standards.

Fair Value of Financial Instruments   - The Company’s financial instruments consist of cash and cash equivalents, convertible notes, and payables.  The carrying amount of cash and cash equivalents and payables approximates fair value because of the short-term nature of these items.

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of September 30, 2019, and December 31, 2018, the Company didn’t have any Level 1 or 2 financial instruments. The table below reflects the results of our Level 3 fair value calculations:

	Notes	Warrants	Total
Derivative liability at December 31, 2018	$1,983,828	$1,243,554	$3,227,382
Addition of new conversion option derivatives	1,235,703	87,012	1,322,715
Extinguishment/modification	(1,454,983)	(910,308)	(2,365,291)
Conversion of note derivatives	631,941	(280,639)	351,302
Change in fair value	47,901	(39,849)	8,052
Derivative liability at September 30, 2019	$2,444,390	$99,770	$2,544,160

Basic and Diluted Loss Per Share – The Company follows Financial Accounting Standards Board (“FASB”) ASC 260 Earnings per Share to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. During the three and nine-month periods ended September 30, 2019, the Company had 500,000 options and 142,971,500 warrants to purchase common stock outstanding. In addition, the Company has various convertible notes payable which at September 30, 2019, are convertible into approximately 4,823,409,335 shares of common stock. During the three and nine-month periods ended September 30, 2018, the Company had 500,000 options and 255,771,846 warrants to purchase common stock outstanding. The effects of the dilutive securities were anti-dilutive due to net loss during the nine-month periods ended September 30, 2019 and 2018.

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

NOTE 2 – LICENSING AGREEMENTS

ED Patent – The Company acquired a patent from CMH. Amortization expense of $2,493 and $7,479 were recorded for the three month and nine-month periods ended September 30, 2019, respectively. As of September 30, 2019, the carrying value of the patent was $63,425. The Company expects to amortize approximately $9,972 annually through 2026 related to the patent costs.

Multipotent Amniotic Fetal Stem Cells License Agreement - In August 2016, CMT entered into a License Agreement with a University. This license agreement grants to CMT the exclusive right to all products derived from a patent for use of multipotent amniotic fetal stem cells composition of matter throughout the world during the period ending on the expiration date of the longest-lived patent rights under the patent. CMT paid the University an initial license fee within 30 days of entering into the agreement. CMT is also required to pay annual license maintenance fees on each anniversary date of the agreement, which maintenance fees would be credited toward any earned royalties for any given period. The License Agreement provides for payment of various milestone payments and earned royalties on the net sales of licensed products by CMT or any sub licensee. CMT is also required to reimburse the University for any future costs associated with maintaining the patent. CMT may terminate the license agreement for any reason upon 90 days’ written notice and the University may terminate the agreement in the event CMT fails to meet its obligations set forth therein, unless the breach is cured within 30 days of the notice from the University specifying the breach. CMT is also obligated to indemnify the University against claims arising due to the exercise of the license by CMT or any sub licensee. As of September 30, 2019, no amounts are currently due to the University.

The Company estimates that the patent expires in February 2026 and has elected to amortize the patent through the period of expiration on a straight-line basis. Amortization expense of $293 and $879 were recorded for the three and nine-month periods ended September 30, 2019, respectively. As of September 30, 2019, the carrying value of the patent was $6,722. The Company expects to amortize approximately $1,172 annually through 2026 related to the patent costs.

Lower Back Patent – The Company, through a newly created subsidiary of CMT, StemSpine, LLC, acquired a patent from CMH, a related company, on May 17, 2017, for $100,000, payable in cash or stock. The patent expires on May 19, 2027 and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $2,500 and $7,500 were recorded for the three and nine-month periods ended September 30, 2019, respectively. As of September 30, 2019, the carrying value of the patent was $77,500. The company expects to amortize approximately $10,000 annually through 2027 related to the patent costs.

For a period of five years from the date of the first sale of any product derived from the patent, StemSpine is required to make royalty payments of 5% from gross sales of products. StemSpine has also agreed to pay royalties of 50% of sale price or ongoing payments from third parties for licenses granted under the patent to third parties. In addition, StemSpine has agreed to make progress payments under the patent purchase agreement determined by whether the technology represented by the patent is tested by use of autologous cells or allogenic cells. In the case of pursuit of the technology using autologous cells, StemSpine has agreed to pay CMH $100,000 upon the signing of an agreement with a university for the initiation of an IRB clinical trial and $200,000 upon completion of the clinical trial. In the event StemSpine determines to pursue the technology using allogenic cells, StemSpine has agreed to pay CMH $100,000 upon the filing for an innovative new drug application (IND) with the FDA; $200,000 upon the dosing of the first patient in Phase 1-2 clinical trial; and $400,000 upon the dosing of the first patient in Phase 3 clinical trial. In the event StemSpine commercializes the technology via use of autologuous cells by a physician without a clinical trial, StemSpine has agreed to pay CMH $300,000. In each case StemSpine has the option to make these payments in cash or in shares of the Company’s common stock at a discount to the market price of the stock at the time of the transaction. The parties to the patent purchase agreement have agreed that in no event will the aggregate royalty payments under the agreement exceed $2,500,000.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has incurred a monetary obligation to a related corporation to reimburse the cost of services provided to the Company (management and consulting) through March 31, 2020. Each of the Company’s executive officers is employed by the parent company, CMH, and will continue to receive his or her salary or compensation from CMH. The Company has an agreement with CMH which obligates the Company to reimburse CMH $45,000 per month for such services. The compensation paid by CMH will include an allocation of services performed for CMH and for the Company. The amounts are presented as a “management fee payable - related party” on the accompanying unaudited condensed consolidated balance sheets. The liability is non-interest bearing, unsecured, and will be due upon the Company successfully raising at least $1,000,000 through the sale of equity. At the option of CMH, the reimbursable amounts set forth in the Agreement may be paid from time to time in shares of common stock of the Company at a price equal to a 30% discount to the lowest closing price during the 20 trading days prior to time the notice is given. The Agreement may be terminated by either party upon 30 days’ prior written notice. As of September 30, 2019, amounts due to CMH under the arrangement were $0.

See Note 2 for discussion of an additional related party transaction with CMH.

NOTE 4 – DEBT

$110,000 Convertible Note

On April 3, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $110,000, for which $95,000 in proceeds were received on April 3, 2018. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of April 1, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest traded price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to 5 times the number of common shares the convertible note is convertible into. The Company is amortizing legal fees of $2,652 and the remaining discount of $107,348 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $110,000 to interest expense using the straight-line method over the term of the loan. During the three and nine-month periods ended September 30, 2019, the Company amortized $0 and $28,027 to interest expense respectively. As of September 30, 2019, a discount of $0 remained. At no additional cost, we issued to the note holder 11,000,000 five-year warrants to purchase common stock at $0.01, subject to adjustment if we issue securities at less than the exercise price. The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability, see Note 5. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure may be put on the Company’s stock price and additional dilution of current shareholders may take place. As of September 30, 2019, there were 0 shares reserved with our transfer agent with a potential of 205,041,021 being reserved if and when the lender issues a request to our transfer agent.

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

During the three and nine-month periods ended September 30, 2019, the lender converted $67,345 of principal, interest and fees into 46,767,507 common shares and $112,845 of principal, interest and fees into 66,723,648 common shares respectively.

$110,000 Convertible Note

On April 11, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $110,000, for which $100,000 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity 12 months from the effective date of payment. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $10,000 and the remaining discount of $100,000 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $110,000 to interest expense using the straight-line method over the term of the loan. During the three and nine-month period ended September 30, 2019, the Company amortized $0 and $30,438 to interest expense respectively. As of September 30, 2019, a discount of $0 remained. At no additional cost, we issued to the note holder 11,000,000 five-year warrants to purchase common stock at $0.01, subject to adjustment if we issue securities at less than the exercise price. The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure may be put on the Company’s stock price and additional dilution of current shareholders may take place. As of September 30, 2019, there were 22,722,974 shares reserved with our transfer agent with a potential of 0 being reserved if and when the lender issues a request to our transfer agent.

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

During the three and nine-month periods ended September 30, 2019, the lender converted $48,240 of principal, interest and fees into 33,499,750 common shares and $125,240 of principal, interest and fees into 62,447,118 common shares, respectively.

As of September 30, 2019, the Company had fulfilled all the obligations of this note.

$108,000 Convertible Note

On May 14, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $108,000, for which $94,960 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 8% per annum and has a maturity date of May 14, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $8,000, legal fees of $5,040 and the remaining discount of $94,960 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $108,000 to interest expense using the straight-line method over the term of the loan. During the three and nine-month periods ended September 30, 2019 the Company amortized $0 and $39,649 to interest expense respectively. As of September 30, 2019, a discount of $0 remained. At no additional cost, we issued to the note holder 3,600,000 five-year warrants to purchase common stock at $0.025, subject to adjustment if we issue securities at less than the exercise price. The warrants are exercisable on a cashless basis.

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

During the three and nine-month periods ended September 30, 2019, the lender converted $0 of principal, interest and fees into 0 common shares and $94,826 of principal, interest and fees into 22,494,347 common shares respectively.

As of September 30, 2019, the Company had fulfilled all the obligations of this note.

$183,250 Convertible Note

On September 20, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $183,250, for which $100,000 in proceeds were received and the remaining balances of two convertible notes were rolled over. At the time of combination, the total carrying amount outstanding under the prior notes was $211,570. In connection, with the agreement, the lender was paid $139,352, principal of $69,676 rolled into the new note and a gain of $2,542 was recorded within interest expense. Under the terms of the agreement, the convertible note incurs interest at 8% per annum and has a maturity date of September 20, 2019. The convertible note is convertible at any time after 31 days after the closing date and convertible into shares of the Company’s stock at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $13,574 and the remaining discount of $169,676 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $183,250 to interest expense using the straight-line method over the term of the loan. During the three and nine-month periods ended September 30, 2019 the Company amortized $0 and $132,040 to interest expense respectively. As of September 30, 2019, a discount of $0 remained. At no additional cost, we issued to the note holder 1,247,618 five-year warrants to purchase common stock at $0.088, subject to adjustment if we issue securities at less than the exercise price. The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure may be put on the Company’s stock price and additional dilution of current shareholders may take place. As of September 30, 2019, there were 0 shares reserved with our transfer agent with a potential of 0 being reserved if and when the lender issues a request to our transfer agent.

The Company has the option to redeem the note, in whole, up to 30 days from the date of issuance with no interest, on issuance discount, fees or pre-payment penalties. After 30 days the right of prepayment expires.

During the three and nine-month periods ended September 30, 2019, the lender converted $0 of principal, interest and fees into 0 common shares and $191,282 of principal, interest and fees into 38,606,150 common shares respectively.

As of September 30, 2019, the Company had fulfilled all the obligations of this note.

$183,250 Convertible Note

On September 20, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $183,250, for which $169,676 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 8% per annum and has a maturity date of September 20, 2019. The convertible note is convertible at any time after 31 days after the closing date and convertible into shares of the Company’s stock at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $13,574, legal fees of $8,363 and the remaining discount of $161,313 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $183,250 to interest expense using the straight-line method over the term of the loan. During the three and nine-month periods ended September 30, 2019, the Company amortized $41,168 and $132,040 to interest expense respectively. As of September 30, 2019, a discount of $0 remained. At no additional cost, we issued to the note holder 1,247,618 five-year warrants to purchase common stock at $0.088, subject to adjustment if we issue securities at less than the exercise price. The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure may be put on the Company’s stock price and additional dilution of current shareholders may take place. As of September 30, 2019, there were 11 shares reserved with our transfer agent with a potential of 875,298,605 being reserved if and when the lender issues a request to our transfer agent.

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

During the three and nine-month periods ended September 30, 2019, the lender converted $66,075 of principal, interest and fees into 98,586,106 common shares and $103,075 of principal, interest and fees into 113,565,864 common shares respectively.

$183,250 Convertible Note

On September 20, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $183,250, for which $169,676 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 8% per annum and has a maturity date of September 20, 2019. The convertible note is convertible at any time after 31 days after the closing date and convertible into shares of the Company’s stock at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $13,574, legal fees of $8,363 and the remaining discount of $161,313 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $183,250 to interest expense using the straight-line method over the term of the loan. During the three and nine-month periods ended September 30, 2019 the Company amortized $41,168 and $132,040 to interest expense respectively. As of September 30, 2019, a discount of $0 remained. At no additional cost, we issued to the note holder 1,247,618 five-year warrants to purchase common stock at $0.088, subject to adjustment if we issue securities at less than the exercise price. The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure may be put on the Company’s stock price and additional dilution of current shareholders may take place. As of September 30, 2019, there were 0 shares reserved with our transfer agent with a potential of 1,683,165,057 being reserved if and when the lender issues a request to our transfer agent.

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

During the three and nine-month periods ended September 30, 2019, the lender converted $16,250 of principal, interest and fees into 25,000,000 common shares.

$108,000 Convertible Note

On November 15, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $108,000, for which $100,000 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 8% per annum and has a maturity date of November 15, 2019. The convertible note is convertible at any time after 31 days after the closing date and convertible into shares of the Company’s stock at a conversion price equal to 70% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount and other transaction-related expenses of $19,065 and the remaining discount of $74,579 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $93,644 to interest expense using the straight-line method over the term of the loan. During the three and nine-month periods ended September 30, 2019, the Company amortized $0 and $70,041 to interest expense respectively. As of September 30, 2019, a discount of $0 remained. At no additional cost, we issued to the note holder 1,985,294 five-year warrants to purchase common stock at $0.0272, subject to adjustment if we issue securities at less than the exercise price. The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure may be put on the Company’s stock price and additional dilution of current shareholders may take place. As of September 30, 2019, there were 46,189,234 shares reserved with our transfer agent with a potential of 0 being reserved if and when the lender issues a request to our transfer agent.

The Company has the option to redeem the note, in whole, up to 30 days from the date of issuance with no interest, on issuance discount, fees or pre-payment penalties. From 31 through 170 days, the company has the option to redeem the note at the default amount stated above. After 170 days the right of prepayment expires.

During the three and nine-month periods ended September 30, 2019, the lender converted $0 of principal, interest and fees into 0 common shares and $112,267 of principal, interest and fees into 42,483,073 common shares respectively.

As of September 30, 2019, the Company had fulfilled all the obligations of this note.

 $108,000 Convertible Note

On November 15, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $108,000, for which $100,000 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 8% per annum and has a maturity date of November 15, 2019. The convertible note is convertible at any time after 31 days after the closing date and convertible into shares of the Company’s stock at a conversion price equal to 70% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount and other transaction-related expenses of $14,040 and the remaining discount of $83,249 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $97,289 to interest expense using the straight-line method over the term of the loan. During the three and nine-month periods ended September 30, 2019 the Company amortized $24,522 and $60,506 to interest expense respectively. As of September 30, 2019, a discount of $12,261 remained. At no additional cost, we issued to the note holder 1,985,294 five-year warrants to purchase common stock at $0.0272, subject to adjustment if we issue securities at less than the exercise price. The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure may be put on the Company’s stock price and additional dilution of current shareholders may take place. As of September 30, 2019, there were 0 shares reserved with our transfer agent with a potential of 990,438,200 being reserved if and when the lender issues a request to our transfer agent.

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

$108,000 Convertible Note

On November 15, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $108,000, for which $100,000 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 7% per annum and has a maturity date of November 15, 2019. The convertible note is convertible at any time after 31 days after the closing date and convertible into shares of the Company’s stock at a conversion price equal to 70% of the lowest trading price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to three times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $14,040 and the remaining discount of $83,249 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $97,289 to interest expense using the straight-line method over the term of the loan. During the three and nine-month periods ended September 30, 2019 the Company amortized $36,783 and $72,767 to interest expense respectively. As of September 30, 2019, a discount of $0 remained. At no additional cost, we issued to the note holder 1,985,294 five-year warrants to purchase common stock at $0.0272, subject to adjustment if we issue securities at less than the exercise price. The warrants are exercisable on a cashless basis.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure may be put on the Company’s stock price and additional dilution of current shareholders may take place. As of September 30, 2019, there were 7 shares reserved with our transfer agent with a potential of 0 being reserved if and when the lender issues a request to our transfer agent.

The Company has the option to redeem the note, in whole, up to 30 days from the date of issuance with no interest, on issuance discount, fees or pre-payment penalties. From 31 through 170 days, the company has the option to redeem the note at the default amount stated above. After 170 days the right of prepayment expires.

During the three and nine-month periods ended September 30, 2019, the lender converted $114,409 of principal, interest and fees into 120,047,983 common shares.

As of September 30, 2019, the Company had fulfilled all the obligations of this note.

$168,300 Convertible Note

On November 15, 2018, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $168,300, for which $150,000 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of April 1, 2019. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 71% of the average of the 2 lowest trading prices of the Company’s common stock during the previous 15 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to 6 times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $15,300, legal fees of $3,000 and the remaining discount of $92,917 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $111,217 to interest expense using the straight-line method over the term of the loan. During the three and nine-month periods ended September 30, 2019, the Company amortized $0 and $83,184 to interest expense respectively. As of September 30, 2019, a discount of $0 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure may be put on the Company’s stock price and additional dilution of current shareholders may take place. As of September 30, 2019, there were 152,439,592 shares reserved with our transfer agent with a potential of 0 being reserved if and when the lender issues a request to our transfer agent.

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

$140,800 Convertible Note

On January 30, 2019, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $140,800, for which $125,000 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 10% per annum and has a maturity date of January 1, 2020. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 71% of the 2 lowest trading prices of the Company’s common stock during the previous 15 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to 6 times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $12,800, legal fees of $3,000 and the remaining discount of $113,495 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $129,295 to interest expense using the straight-line method over the term of the loan. During the three and nine-month periods ended September 30, 2019, the Company amortized $75,806 and $129,295 respectively. As of September 30, 2019, a discount of $0 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure may be put on the Company’s stock price and additional dilution of current shareholders may take place. As of September 30, 2019, there were 88,783,544 shares reserved with our transfer agent with a potential of 0 being reserved if and when the lender issues a request to our transfer agent.

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

During the three and nine-month periods ended September 30, 2019, the lender converted $120,109 of principal, interest and fees into 105,683,673 common shares and the Company paid down $25,811 of principal.

As of September 30, 2019, the Company had fulfilled all the obligations of this note.

Warrant Exchange

On February 28, 2019, the Company entered into three separate Exchange Agreements with the holders of Common Stock Purchase Warrants issued by the Company in September 2018 and November 2018. Under each Exchange Agreement, the Company issued a convertible promissory note in the principal amount of $100,000 to the Warrant Holder party to such Exchange Agreement in exchange for the cancellation of Common Stock Purchase Warrants held by such Warrant Holder, initially exercisable for an aggregate of 3,232,912 shares of the Company’s common stock. The exchanges were effected pursuant to Sections 3(a)(9) and 4(a)(2) of the Securities Act of 1933, as amended and Rule 506(b) promulgated thereunder. The Company is required at all times to reserve shares of the Company’s common stock equal to 3 times the number of common shares the convertible note is convertible into.

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

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure may be put on the Company’s stock price and additional dilution of current shareholders may take place. As of September 30, 2019, there were 25,000,000 shares reserved with our transfer agent with a potential of 1,464,079,309 being reserved if and when the lender issues a request to our transfer agent.

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

During the three and nine-month periods ended September 30, 2019, the lenders converted $50,700 of principal, interest and fees into 130,000,000 common shares and $153,034 of principal, interest and fees into 167,940,031 common shares respectively.

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

The Company is required at all times to reserve shares of the Company’s common stock equal to 3 times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $40,000, legal fees of $29,110 and the remaining discount of $370,890 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $440,000 to interest expense using the straight-line method over the term of the loan. During the three- and nine-month periods ended September 30, 2019, the Company amortized $110,600 and $256,064 respectively. As of September 30, 2019, a discount of $183,936 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure may be put on the Company’s stock price and additional dilution of current shareholders may take place. As of September 30, 2019, there were 130,000,000 shares reserved with our transfer agent with a potential of 2,523,330,819 being reserved if and when the lender issues a request to our transfer agent.

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

During the three and nine-month periods ended September 30, 2019, the lenders converted $119,724 of principal, interest and fees into 234,302,572 common shares.

$91,300 Convertible Note

On March 8, 2019, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $91,300, for which $80,300 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 12% per annum and has a maturity date of March 8, 2020. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 71% of the 2 lowest trading prices of the Company’s common stock during the previous 15 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to 6 times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $8,300, legal fees of $2,700 and the remaining discount of $60,762 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $71,762 to interest expense using the straight-line method over the term of the loan. During the three- and nine-month periods ended September 30, 2019, the Company amortized $49,163 and $71,762 respectively. As of September 30, 2019, a discount of $0 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure may be put on the Company’s stock price and additional dilution of current shareholders may take place. As of September 30, 2019, there were 8,360,418 shares reserved with our transfer agent with a potential of 0 being reserved if and when the lender issues a request to our transfer agent.

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

During the three and nine-month periods ended September 30, 2019, the lenders converted $95,030 of principal, interest and fees into 126,781,478 common shares.

As of September 30, 2019, the Company had fulfilled all the obligations of this note.

$133,000 Convertible Note

On June 20, 2019, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $133,000, for which $114,000 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 11% per annum and has a maturity date of June 20, 2020. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 66% of the lowest traded price of the Company’s common stock during the previous 20 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to 4 times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $13,000 legal fees of $6,000 and the remaining discount of $114,000 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $133,000 to interest expense using the straight-line method over the term of the loan. During the three and six months ended September 30, 2019 the Company amortized $33,432 and $37,066 respectively. As of September 30, 2019, a discount of $95,934 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure may be put on the Company’s stock price and additional dilution of current shareholders may take place. As of September 30, 2019, there were 20,151,000 shares reserved with our transfer agent with a potential of 1,661,677,377 being reserved if and when the lender issues a request to our transfer agent.

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

$100,000 Convertible Note and Warrant Purchase

On July 2, 2019, the Company completed the sale of 8% Original Issue Discount Senior Convertible Notes and Common Stock Purchase Warrants to two institutional investors pursuant to a Securities Purchase Agreement between the Company and the Investors dated as of July 2, 2019. The transaction was effected pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506(b) promulgated thereunder.

Pursuant to the Purchase Agreement, for a purchase price of $50,000, each Investor purchased a Note in the principal amount of $54,000.00 and a Warrant to purchase 5,555,555 shares of common stock. Each Note matures on June 27, 2020, bears interest at a rate of 8% per annum, and is convertible into shares of the Company’s common stock at a conversion price equal to 60% of the lowest traded price of the Company’s common stock during the 15 trading days preceding the applicable conversion date. In addition, the Notes are subject to covenants, events of defaults and other terms and conditions customary in transactions of this nature.

The Company is required at all times to reserve shares of the Company’s common stock equal to 3 times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $8,000, legal fees of $5,000 and the remaining discount of $95,000 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $108,000 to interest expense using the straight-line method over the term of the loan. During the three- and nine-month periods ended September 30, 2019, the Company amortized $26,850. As of September 30, 2019, a discount of $81,150 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure may be put on the Company’s stock price and additional dilution of current shareholders may take place. As of September 30, 2019, there were 0 shares reserved with our transfer agent with a potential of 1,101,304,110 being reserved if and when the lender issues a request to our transfer agent.

In the event of default that is either (A) demanded (if demand or notice is required to create an Event of Default), (B) otherwise due, or (C) paid in full at the Holder’s discretion, (i) the conversion of the outstanding principal amount of this Note, plus all accrued and unpaid interest, converted at the Conversion Price or (ii) the payment 135% of the outstanding principal amount of this Note and accrued and unpaid interest hereon, in addition to, for both (i) and (ii), above, the payment of all other amounts, costs, expenses and liquidated damages due in respect of this Note. Additionally, at the Holder’s discretion, upon the occurrence of an Event of Default, without any further action on the part of the Company or the Holder, the Conversion Price shall be reduced to an amount equivalent to fifty percent (50%) of the lowest traded price during the fifteen (15) Trading Days immediately prior to the applicable Conversion Date.

Each Warrant is exercisable for a five-year period at an initial exercise price of $0.0045 per share, subject to anti-dilution adjustment in the event of future sales of equity by the Company below the then exercise price, stock dividends, stock splits and other specified events.

$243,000 Convertible Notes and Warrant Purchases

On July 29, 2019, the Company completed the sale of 8% Original Issue Discount Senior Convertible Notes and Common Stock Purchase Warrants to three institutional investors pursuant to a Securities Purchase Agreement between the Company and the Investors dated as of July 29, 2019. The transaction was effected pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506(b) promulgated thereunder.

Pursuant to the Purchase Agreement, for a purchase price of $75,000, each Investor purchased a Note in the principal amount of $81,000 and a Warrant to purchase 4,807,695 shares of common stock. Each Note matures on July 28, 2020, bears interest at a rate of 8% per annum, and is convertible into shares of the Company’s common stock at a conversion price equal to 60% of the lowest traded price of the Company’s common stock during the 15 trading days preceding the applicable conversion date. In addition, the Notes are subject to covenants, events of defaults and other terms and conditions customary in transactions of this nature.

The Company is required at all times to reserve shares of the Company’s common stock equal to 3 times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $18,000, legal fees of $2,015 and the remaining discount of $222,985 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $243,000 to interest expense using the straight-line method over the term of the loan. During the three- and nine-month periods ended September 30, 2019, the Company amortized $41,829. As of September 30, 2019, a discount of $201,171 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company anticipates that it will account for conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure may be put on the Company’s stock price and additional dilution of current shareholders may take place. As of September 30, 2019, there were 302,433,249 shares reserved with our transfer agent with a potential of 2,463,553,973 being reserved if and when the lender issues a request to our transfer agent.

In the event of default that is either (A) demanded (if demand or notice is required to create an Event of Default), (B) otherwise due, or (C) paid in full at the Holder’s discretion, (i) the conversion of the outstanding principal amount of this Note, plus all accrued and unpaid interest, converted at the Conversion Price or (ii) the payment 135% of the outstanding principal amount of this Note and accrued and unpaid interest hereon, in addition to, for both (i) and (ii), above, the payment of all other amounts, costs, expenses and liquidated damages due in respect of this Note. Additionally, at the Holder’s discretion, upon the occurrence of an Event of Default, without any further action on the part of the Company or the Holder, the Conversion Price shall be reduced to an amount equivalent to fifty percent (50%) of the lowest traded price during the fifteen (15) Trading Days immediately prior to the applicable Conversion Date.

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

As of September 30, 2019, the Company had fulfilled all the obligations of this note.

$69,300 Convertible Note

On August 22, 2019, the Company entered into a convertible note agreement with a third party for an aggregate principal amount of $69,300, for which $63,000 in proceeds were received. Under the terms of the agreement, the convertible note incurs interest at 8% per annum and has a maturity date of March 8, 2020. The convertible note is convertible upon issuance and convertible into shares of the Company’s stock at a conversion price equal to 71% of the 2 lowest trading prices of the Company’s common stock during the previous 15 trading days preceding the conversion date. The Company is required at all times to reserve shares of the Company’s common stock equal to 5 times the number of common shares the convertible note is convertible into. The Company is amortizing an on-issuance discount of $6,300, legal fees of $3,000 and the remaining discount of $60,000 due to the recording of a derivative liability as discussed in Note 5. The Company is amortizing the total discount of $69,300 to interest expense using the straight-line method over the term of the loan. During the three- and nine-month periods ended September 30, 2019, the Company amortized $7,384. As of September 30, 2019, a discount of $61,916 remained.

The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the convertible note. On the date of issuance, the Company accounted for the conversion feature as a derivative liability. Derivative accounting applies as the conversion price is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the convertible note is not repaid prior to the note being converted significant pressure may be put on the Company’s stock price and additional dilution of current shareholders may take place. As of September 30, 2019, there were 25,000,000 shares reserved with our transfer agent with a potential of 984,399,614 being reserved if and when the lender issues a request to our transfer agent.

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

As of September 30, 2019, future loan maturities are as follows:

For the year ended December 31,

2019	504,990
2020	1,027,624
Total	$1,532,614

NOTE 5 – DERIVATIVE LIABILITIES

Derivative Liabilities

In connection with convertible notes payable, the Company records derivative liabilities for the conversion feature. In addition, the Company has warrants for which the exercise prices reset upon future events. These warrants are also considered to be derivative liabilities. The derivative liabilities are valued on the date the convertible note payable become convertible and revalued at each reporting period. The warrants are valued on the date of issuance and revalued at each reporting period. During the nine months ended September 30, 2019, the Company recorded initial derivative liabilities of $1,322,715 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.0007 to $0.0206 our stock price on the date of grant of $0.0007 to $0.0185, expected dividend yield of 0%, expected volatility of 77% to 100%, risk free interest rate of 1.56% to 2.55%  and expected terms ranging from 1.0 to 5.0 years. Upon initial valuation, the derivative liabilities exceeded the face values certain of the convertible notes payable by approximately $306,463, which was recorded as a day one loss in derivative liability.

On September 30, 2019, the derivative liabilities were revalued at $2,554,160 resulting in a loss of $1,432,412 related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following average assumptions: an exercise price of $0.0004 to $0.0250, our stock price on the date of valuation ($0.0008), expected dividend yield of 0%, expected volatility of 93% to 100%, risk-free interest rate of 1.56%, and an expected terms ranging from 0.5 to 4.8  years.

In connection with convertible notes converted, as disclosed in Note 5, the Company reclassed derivative liabilities with a fair of $782,225 and $2,365,291 to additional paid-in capital for the three- and nine-month periods ended September 30, 2019 respectively. The Company revalued the derivative liabilities at each conversion date recording the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted to the pre-conversion carrying value to additional paid-in capital.

Future Potential Dilution

Most of the Company’s convertible notes payable contain adjustable conversion terms with significant discounts to market. As of September 30, 2019, the Company’s convertible notes payable are potentially convertible into an aggregate of approximately 4.8 billion shares of common stock. In addition, due to the variable conversion prices on some of the Company’s convertible notes, the number of common shares issuable is dependent upon the traded price of the Company’s common stock.

NOTE 6 – WARRANTS

From March 2017 through September 2019, the Company issued 129,575,745 warrants to multiple parties associated with the issuance of convertible notes. The issued warrants expire 5 years from the date of issuance and have anti-dilution and re-pricing features.

The fair value of each warrant is estimated using the Black-Scholes valuation model. Assumptions used in calculating the fair value at September 30, 2019 were as follows:

Weighted Average Inputs Used

Annual dividend yield	$-
Expected life (years)	2.8 to 4.8
Risk-free interest rate	1.56%
Expected volatility	94%
Common stock price	$0.0008

Since the expected life of the warrants was greater than the Company’s historical stock information available, the Public Company determined the expected volatility based on price fluctuations of comparable public companies.

The issuances, exercises and pricing re-sets during the six months ended September 30, 2019, are as follows:

Outstanding at December 31, 2018	142,075,119
Issuances	36,429,554
Exercises	(89,107,585)
Anti-Dilution/Modification	68,828,703
Forfeitures/cancellations	(9,698,736)
Outstanding at September 30, 2019	148,527,055
Weighted Average Price at September 30, 2019	$0.0027

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, management reviewed all material events through August 13, 2019, for these financial statements and there are no material subsequent events to report, except as follows:

On October 11, 2019, the Company completed the sale of 8% Original Issue Discount Senior Convertible Notes (“Notes”) to three institutional investors pursuant to a Securities Purchase Agreement between the Company and the investors. The transaction was effected pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506(b) promulgated thereunder. Pursuant to the Purchase Agreement, for an aggregate purchase price of $275,000, the Investors purchased Notes in the aggregate principal amount of $297,000. Each Note matures on October 11, 2020, bears interest at a rate of 8% per annum, and is convertible into shares of the Company’s common stock at a conversion price equal to 60% of the lowest traded price of the Company’s common stock during the 15 trading days preceding the applicable conversion date.

The Purchase Agreement requires the Company to file a preliminary information statement with the Securities and Exchange Commission within 30 days following the closing to effect a reverse split of the Company’s Common Stock at a ratio of between one-for-25 and one-for-75, and to cause the Reverse Split to become effective no later than December 30, 2019. In addition, the Notes are subject to covenants, events of defaults and other terms and conditions customary in transactions of this nature.

Conversion Notice

During October and November of 2019, we issued 287,103,971 shares of common stock for the conversion of $77,061 in convertible notes.

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

During the first nine months of 2019, we issued $1,275,400 in convertible notes with net proceeds of $1,047,295 to accredited investors. In addition, we issued $300,000 in convertible notes in exchange for the extinguishment of 9,698,736 warrants.

During the nine-month period ending September 30, 2019, we incurred interest expense of $1,487,984 arising from the third-party notes of $1,532,614.

Plan of Operations

We commenced marketing disposable stem cell separation kits for the Caverstem® ED treatment in the fourth quarter of 2017. We commenced marketing disposable stem cell separation kits for the FemCelz™ procedure to treat female sexual disfunction in the fourth quarter of 2018. For the next 12 months our plan of operations is to market our disposable kits, publish the result of the combined UCLA/LABiomed clinical trial and post-marketing patient results and partner with leading researchers on investigator-initiated trials to advance our neurological programs. As of September 30, 2019, we had approximately $158,236 cash on hand. With an estimated monthly cash burn rate of approximately $100,000 based on historic trends and anticipated future revenues and expenses, management anticipates sufficient cash on hand and committed funds to meet operating expenses and costs of the current operations through at least December 2019. Historically, we have met our cash flow requirements through the sale of equity securities or borrowed funds. We intend to fund our business through sales of disposable kits along with continuing to seek investments to meet our cash flow requirements, including both operating expenses and the balance of funding required to fund our sales efforts and complete our ED clinical trial. The securities offered by us to potential investors have not been registered under the Securities Act of 1933, as amended (the “Act”), and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. If we are unable to obtain further financing, we may seek alternative sources of funding or revise our business plan. We currently have no alternative sources for funding.

Results of Operations – For the Three-Month Period Ended September 30, 2019 and 2018

Gross Revenue. We generated $57,500 gross revenue for the three-month period ended September 30, 2019, in comparison with $52,400 for the comparable quarter a year ago. The increase of $5,100 or 10% reflects the increased sales of the disposable kits for the Caverstem and FemCelz procedures.

Cost of Goods Sold. We generated $8,000 cost of goods sold for the three-month period ended September 30, 2019, in comparison with $36,395 for the comparable quarter a year ago. The decrease of $28,395 or 78% reflects the lower per unit cost of the Caverstem 2.0 and FemCelz disposable kits and fewer kits used in training.

Gross Profit/(Loss). We generated $49,500 in gross profit for the three-month period ended September 30, 2019, in comparison with $16,005 for the comparable quarter a year ago. The increase of $33,495 or 209% is primarily driver by lower per unit costs of the disposable kits.

General and Administrative Expenses. General and administrative expenses for the three-month period ended September 30, 2019, totaled $317,636, in comparison with $282,670, for the comparable quarter a year ago. The increase of $34,966, or 12% is primarily due to an increase of $26,718 in marketing expenses offset by decreased travel expenses associated with the commercialization of the Caverstem and FemCelz procedures.

Research and Development Expenses. Research and development expenses for the three-month period ended September 30, 2019, totaled $0 in comparison with $2,884, for the comparable quarter a year ago. The decrease of $2,884, or 100% is due to a reduction of $2,884 in laboratory expenses.

Other Income / Expense. Other expense for the three-month period ended September 30, 2019, totaled $2,132,702 in comparison with other expense of $1,296,185, for the comparable quarter a year ago. The increase of $836,517, or 65% is primarily due to an increased loss in the change of the fair value of derivative liabilities of $695,264 and a $152,150 increase in interest expense associated with an increase in the debt balance.

Net Loss. For the reasons stated above, our net loss for the three-month period ended September 30, 2019, totaled $2,406,124 in comparison to $1,571,020, for the comparable quarter a year ago.

Results of Operations – For the Nine-month Period Ended September 30, 2019 and 2018

Gross Revenue. We generated $169,900 gross revenue for the nine-month period ended September 30, 2019 in comparison with $66,800 for the comparable quarter a year ago. The increase of $103,100 or 154% reflects the increased sales of the disposable kits for the Caverstem and FemCelz procedures.

Cost of Goods Sold. We generated $41,439 cost of goods sold for the nine-month period ended September 30, 2019 in comparison with $41,323 for the comparable quarter a year ago. The increase of $116 or 0.3% reflects the increased sales of the disposable kits for the Caverstem and FemCelz procedures offset by lower per unit costs of the disposable kits.

Gross Profit/(Loss). We generated $128,461 in gross profit for the nine-month period ended September 30, 2019 in comparison with $25,477 for the comparable quarter a year ago. The increase of $102,984 or 404% reflects the increased sales of the disposable kits for the Caverstem and FemCelz procedures offset by lower per unit costs of the disposable kits.

General and Administrative Expenses. General and administrative expenses for the nine-month period ended September 30, 2019, totaled $912,182, in comparison with $793,216, for the comparable period a year ago. The increase of $118,966, or 15% is primarily due to a $79,900 increase in marketing and a $60,000 increase in management fees offset by a $40,500 decrease in travel expenses.

Research and Development Expenses. Research and development expenses for the nine-month period ended September 30, 2019, totaled $0 in comparison with $10,284, for the comparable period a year ago. The decrease of $10,284, or 100% is due to the completion of the pre-clinical research of the Amniostem®.

Other Income / Expense. Other expense for the nine-month period ended September 30, 2019, totaled $2,492,144 in comparison with other expense of $14,796,123, for the comparable period a year ago. The decrease of $12,303,979, or 83% is primarily due to a reduction of $13,653,662 associated with the change in the fair value of derivative liabilities, offset by an increase of $506,643 in interest expense associated with a higher debt balance in comparison to comparable period a year ago.

Net Loss. For the reasons stated above, our net loss for the nine-month period ended September 30, 2019 totaled $3,291,723 in comparison to $15,590,004, for the comparable period a year ago.

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

For the next 12 months our plan of operations is to market our disposable kits, publish the results of the combined UCLA/LABiomed clinical trial and post-marketing patient results and partner with leading researchers on investigator-initiated trials to advance our neurological programs. We believe that our current cash on hand would meet our cash flow requirements for only a few more months. If we are unable to obtain further financing, we may seek alternative sources of funding or revise our business plan. We currently have no alternative sources for funding.

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

Cash Flows

Net Cash used in Operating Activities. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was $960,661 for the nine-month period ended September 30, 2019 in comparison to $756,639 for the comparable period a year ago, an increase of $204,022 or 27%. The increase in cash used in operations was primarily related to increases in marketing expenses associated with commercialization of the Caverstem and FemCelz procedures combined with increased public company and shareholder-related expenses offset by expenditure reductions in travel and outside consultants

Net Cash used in Investing Activities. There was no cash used in investing activities in the nine-month periods ended September 30, 2019 and September 30, 2018 respectively.

Net Cash From Financing Activities. In the nine-month period ended September 30, 2019, we raised $1,047,295 through the issuance of convertible debt, expended $194,111 to retire convertible debt and paid $38,343 in prepayment premiums on the retired convertible notes. In the nine-month period ended September 30, 2018, we raised $1,378,072 through the issuance of convertible debt, expended $405,294 to retire convertible debt, and paid $57,004 in prepayment premiums on the retired convertible notes. The $100,933 or 11% decrease in cash flows from financing activities were primarily related to timing of our financing activities.

Basis of Presentation / Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   As of September 30, 2019, the Company had $158,236 of available cash and a working capital deficit of $3,710,628. For the nine-month period ended September 30, 2019, the Company had $169,900 in revenue, $799,579 in operating loss and used net cash for operating activities of $960,661. These factors, among others, indicate that the Company may be unable to continue as a going concern for the next twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing as may be required, and ultimately to attain sufficient cash flow from operations to meet its obligations on a timely basis. Management is in the process of negotiating various financing plans including access to ongoing credit facilities and possible sale of capital stock either in private or in public offerings and believes these steps may generate sufficient cash flow for the Company to continue as a going concern. If the Company is unsuccessful in these efforts, it may be required to substantially curtail or terminate its operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Convertible Notes/Debentures

During the nine-months ended September 30, 2019, we issued convertible promissory notes in the face amount of $1,575,400 to multiple lenders for which we received proceeds of $1,047,295 and the extinguishment of 9,698,736 warrants. The notes bear interest ranging from 2% to 11% which would increase up to 24% in the event of default and have maturity dates ranging from February 2020 through August 2020. The notes are convertible at rates ranging from 60% to 71% of either the average of the two lowest traded prices of our common stock during the prior 15 trading days preceding the conversion date or the average of the two lowest volume weighted average prices (VWAP) of our common stock during the prior 15 trading days preceding the conversion date. We have the option to redeem the notes, in whole or in part, on $553,300 of the face amount of the issued convertible promissory notes for premiums ranging from 0% to 130% of the outstanding principle and interest up to 180 days from the date of issuance. After 180 days the right of repayment expires.

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

Creative Medical Technology Holdings, Inc.

Date: November 14, 2019	By	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2019	By	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial Officer)

