Form 10-K
period 2019-12-31
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2020-04-06
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Issuer’s telephone number, including area code: (833) 336-7636

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes ☒ No ☐ (2) Yes ☒ No ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of its most recently completed second fiscal quarter based upon the price at which the common equity was last sold was $4,632,440.

As of March 13, 2020, there were 59,803,806 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

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

Introductory Comment

Unless otherwise indicated, any reference to “our company”, “we”, “the Company”, “us”, or “our” refers to Creative Medical Technology Holdings, Inc., and as applicable to its wholly owned subsidiaries, Creative Medical Technologies, Inc., (“CMT”), StemSpine, LLC and AmnioStem LLC.

PART I

Item 1. Business

Creative Medical Technologies Holdings, Inc. is a commercial stage biotechnology company focused on urology, orthopedics and neurology using adult stem cell treatments. We were incorporated on December 3, 1998, in the State of Nevada under the name Jolley Marketing, Inc. On May 18, 2016, we completed a reverse merger transaction under which Creative Medical Technologies, Inc., a Nevada corporation (“CMT”) became our wholly-owned subsidiary, and Creative Medical Health, Inc. (“CMH”), which was CMT’s sole stockholder prior to the merger, became our principal stockholder. In connection with this merger, we changed our name to Creative Medical Technologies Holdings, Inc. to reflect our current business.

CMT was originally created as the urological arm of CMH to monetize a patent and related intellectual property related to the treatment of erectile dysfunction (“ED”), which it acquired from CMH in February 2016. Subsequently, we have expanded our development and acquisition of intellectual property beyond urology to include therapeutic treatments utilizing amniotic stem cells, and the treatment of neurologic disorders and lower back pain using various types of stem cells through our AmnioStem LLC and StemSpine, LLC subsidiaries. However, neither AmnioStem LLC nor StemSpine LLC have commenced commercial activities.

We currently conduct substantially all of our commercial operations through CMT. CMT markets and sells our CaverStem® and FemCelz® disposable kits utilized by physicians to perform autologous procedures that treat erectile dysfunction and female sexual dysfunction, respectively. Our CaverStem® and FemCelz® kits are currently available through physicians at 12 locations in the United States and Europe.

We are currently focused on expanding the commercial sale and use of CaverStem® and FemCelz® by physicians in the Unites States, Europe and South America, and commercializing our StemSpine® treatment for lower back pain. In the future, subject to the availability of capital, we will seek to further develop additional therapeutic products that utilize our proprietary intellectual property.

Our principal executive offices are located at 3008 W Lupine, Phoenix, AZ 85029.

Our Products

CaverStem® - Erectile Dysfunction Treatment

CaverStem® is a clinically proven, patented procedure that utilizes a patient’s own stem cells to treat ED. The procedure has been demonstrated safe and effective in clinical trials.

The CaverStem® stem cell treatment consists of a one-hour out-patient visit in a physician’s office. The physician harvests a patient’s stem cells from bone marrow in the hip using a local anesthetic. The extraction device is designed to harvest only the stem cells, while filtering out the red blood cells, thereby eliminating the need for any centrifugation. The stem cells are then injected into the patient’s corpus cavernosum (erectile tissue) to stimulate muscle and blood vessel regeneration. Clinical research data concludes that our CaverStem® treatment results in a marked increase in duration and frequency of erections and the ability to sustain erections until orgasm, with no known treatment-associated adverse events.

We generate revenues through the sale of disposable bone marrow aspiration kits to physicians who use the kits to perform the CaverStem® procedure. We contract with physicians to purchase kits and, in turn, provide exclusivity in their market through our patent protection, marketing support and training. We also have an exclusive distribution contract for the bone marrow aspiration kits for urological indications from the manufacturer. This eliminates the potential for physicians to go directly to the manufacturer.

On February 2, 2016, the Company entered into a Patent Purchase Agreement with CMH pursuant to which CMH assigned the Company its rights to US Patent No. 8,372,797, entitled “Treatment of Erectile Dysfunction by Stem Cell Therapy” which was issued to CMH by the USPTO on February 12, 2013, and related know-how and technology. The closing of the Patent Purchase Agreement occurred in May 2016, and we issued 64,666,667 shares of CMT’s common stock to CMH. In August 2017, CMT filed the CaverStem® trademark No. 87556834 with the USPTO. In June 2018 the trademark was granted to CMT. In November 2018, the Company entered into an exclusive distribution agreement with our stem cell harvest device manufacturer for the exclusive worldwide distribution rights for urological indications.

While previous studies have demonstrated that stem cells can enhance blood vessel function, this patent application was the first to demonstrate that administration of stem cells can lead to enhanced erections. This procedure has been demonstrated safe and effective in clinical trials.

In August 2017, we completed recruitment on a clinical trial of the CaverStem® procedure conducted by the Los Angeles Biomedical Research Institute at Harbor-UCLA Medical Center. Following completion of recruitment and treatment of the study subjects, an independent Institutional Review Board (IRB) overseeing the study validated the procedure as safe. In the same time frame, other worldwide, peer-reviewed and published clinical trials using the same procedure validated the efficacy of the ED treatment. As a result of these two developments, management concluded the CaverStem® procedure is both safe and effective and commenced marketing activities in November of 2017. From November 2017, through September 2019, the data from 40 patients in the clinical trial was combined with data from a 100-patient clinical registry and analyzed. The results were then submitted to the Journal of Translational Medicine for peer-review and publication. In January 2020, the results were published. The peer-reviewed results validated 100% safety and 85% efficacy of the CaverStem® procedure. This marked the largest ever study of the safety and efficacy of bone marrow stem cells used to tread erectile dysfunction.

FemCelz® - Female Sexual Function Treatment

In September 2018, we launched our proprietary FemCelz® procedure for the treatment of the loss of genital sensitivity and dryness experienced by women. The FemCelz® procedure uses the patient’s own stem cells to improve female sexual function, and is similar to the CaverStem® procedure.

The FemCelz® stem cell treatment consists of a one-hour out-patient visit in a physician’s office. The physician harvests a patient’s stem cells from bone marrow in the hip using a local anesthetic. The extraction device is designed to harvest only the stem cells, while filtering out the red blood cells, thereby eliminating the need for any centrifugation. The cells are then injected into the pubocervical fascia (peri-G-spot), skene’s glands, and around the peri-clitoral to stimulate muscle and blood vessel regeneration.

We generate revenues through the sale of disposable bone marrow aspiration kits to physicians who use the kits to perform the FemCelz® procedure. We contract with physicians to purchase kits and, in turn, provide exclusivity in their market through our patent protection, marketing support and training. We also have an exclusive distribution contract for the bone marrow aspiration kits for urological indications from the manufacturer. This eliminates the potential for physicians to go directly to the manufacturer.

In January 2019, CMT filed the FemCelz® trademark No. 88759133 with the USPTO. In July, 2019 the trademark was issued to the Company.

StemSpine® - Lower Back Pain Treatment

The StemSpine® procedure uses the patient’s own stem cells to treat chronic lower back pain.

The StemSpine stem cell treatment consists of a one-hour out-patient visit in a physician’s office. The physician harvests a patient’s stem cells from bone marrow in the hip using a local anesthetic. The extraction device is designed to harvest only the stem cells, while filtering out the red blood cells, thereby eliminating the need for any centrifugation. The cells are then administered into muscles surrounding the area of lower back pain, such as the psoas major muscle to stimulate blood vessel regeneration. New blood vessels increase circulation around disc and thus stimulates regeneration of the disc.

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

It is known that a significant number of patients suffering from lower back pain have deficient circulation in the areas surrounding the discs, which is believed by some to be the initial cause of disc degeneration. The technology developed and patented by StemSpine®, LLC utilizes biologicals to stimulate a process termed angiogenesis, which overcomes the deficient circulation causing disc degeneration.

In October, 2019 the Company announced the successful completion of a pilot study of the first patients with over 12+ months of data showing safety and efficacy. The company plans to submit the results for publication in a peer reviewed journal. The company has begun commercialization of StemSpine® in the US with the launch of a new website and physician recruitment.

In May 2017, we formed StemSpine, LLC for the purpose of using stem cells to treat back pain under a patent we acquired from CMH. In June 2017, we filed an additional patent application covering the synergy between intradiscal stem cell injection subsequent to stimulation of perispinal angiogenesis.

In November 2017, we filed the StemSpine® trademark No. 87690313 with the USPTO. In June 2018, the trademark was granted to us.

Amniostem™ – Universal Donor Stem Cell Therapy for Stroke, Radiation and Glioma

The Company is in the early stages of developing treatments that utilize amniotic stem cells to treat strokes, radiation toxicity, glioma and other neurodegenerative conditions. We intend to market these treatments under the name AmnioStem™.

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

In February 2017, the company expanded its translational research program using its AmnioStem™ universal donor stem cell product through establishment of laboratory facilities in San Diego. The Company initiated research activities at the San Diego BioLabs facility, a biotechnology incubator sponsored by the Pharmaceutical Companies, Boehringer Ingelheim, Novartis, and Sanofi. During 2018, the company completed its initial research activities at BioLabs and is continuing to gather animal data in support of future Innovative New Drug (IND) filings with the FDA for either stroke, radiation toxicity or glioma therapies.

Amniostem™ - Stroke Therapy

On Dec. 13, 2016, we filed US patent application #62/400557 entitled “Treatment of Stroke by Amniotic Fluid Derived Stem Cell Conditioned Media and Products Derived Thereof.”. The patent application covers the use of the AmnioStem™ stem cells as a production means for generation of nanoparticles termed “exosomes,” which regenerate damaged brain tissue after stroke. This novel stem cell-based therapeutic product uses exosomes derived from stem cells as opposed to the stem cells themselves. The patent provides means of leveraging growth factors and nucleic acids generated by AmnioStem™ stem cells, in order to provide a “drug like” product that overcomes many of the hurdles associated with administration of stem cells. It is known that intravenous injection of stem cells usually results in accumulation in lungs, leading to reduced therapeutic efficacy. Concentrating and purifying regenerative factors produced by this unique stem cell type will accelerate development of this novel therapy, as well as develop combination therapies to provide the highest probability of success to patients suffering from this debilitating condition. We plan to develop both the AmnioStem™ cell and the stroke treatment technologies as a new regenerative medicine platform for use with multiple indications.

Amniostem™ - Selectively Inhibiting Growth of Glioma Brain Cancer Cells.

In July 2017, we announced preclinical data showing that exosomes harvested from the AmnioStem™ stem cell product, selectively inhibits growth of glioma brain cancer cells. Exosomes are nanoparticles generated by a variety of cells that are critically involved in intercellular communication. This technology represents a non-toxic biological approach that eventually may provide benefit patients with brain cancer. We have partnered with Santosh Kesari, MD, Ph.D, FANA, FAAN, Chair and Professor, Department of Translational Neurosciences and Neurotherapeutics, John Wayne Cancer Institute, as well as Director of Neuro-oncology, Providence Saint John’s Health Center and leads the Pacific Neuroscience Research Center at Pacific Neuroscience Institute to co-develop this technology. From a commercialization perspective, exosomes are simpler to manufacture, store, and deliver as compared to living cells. Additionally, since exosomes are not replicating cells, we anticipate a less complicated FDA regulatory pathway as compared to cellular based products.

Marketing

We market our CaverStem® and FemCelzTM procedures using a multifaceted marketing approach that includes

•	A robust web site for each of these products (CaverStem.com and FemCelz.com) designed to attract and educate both physicians and patients
•	Online advertising
•	Social Media – Twitter, Facebook
•	In-office flyers and banners
•	Patient testimonials
•	Informative videos

The first product we marketed is the CaverStem® procedure to treat erectile dysfunction, which was initiated in November 2017. We subsequently initiated marketing of FemCelz® in March 2019. The two procedures are now offered in the following 12 markets:

•	Arizona – Phoenix
•	Arkansas – Martinsburg
•	California

o	Los Angeles
o	Tarzana
o	San Francisco
o	La Quinta

•	Florida – Orlando
•	Hawaii – Honolulu
•	New Mexico – Las Cruces
•	Texas

o	San Antonio
o	Austin

•	West Virginia - Fayetteville

To-date, we have recruited physicians by partnering with independent sales representatives who represent the Company to physicians across the United States and Europe. Going forward, management plans to continue to partner with independent sales representatives.

Intellectual Property

Patents

We have developed and acquired a robust intellectual property portfolio related to the utilization of stem cells to improve patient lives in the areas of urology, neurology and orthopedics. Our patent portfolio is currently composed of 3 issued patents and 15 patent applications in the United States:

Erectile Dysfunction Patent. CMH acquired the use U.S. Patent Application No. 60816170 for treatment of erectile dysfunction by stem cell therapy in July 2011 and prosecuted the application until the U.S. Patent No. US8372797B2 was issued in February 2013. We have closed a Patent Purchase Agreement dated February 2, 2016, with CMH to acquire the erectile dysfunction patent and related know-how and technology for 64,666,667 shares of our common stock. The assignment documents have been filed with the U.S. Patent and Trademark Office.

Lower Back Pain Patent StemSpine, LLC acquired U.S. Patent No. 9,598,673 covering use of various stem cells for treatment of lower back pain (the “Patent”). The inventors of the patent were Thomas Ichim, PhD and Amit Patel, MD, each a director of the Company, CMT, and CMH, and Annette Marleau, PhD. The managers of StemSpine are Timothy Warbington, Donald Dickerson, and CMH. The patent was issued on March 21, 2017.We acquired the patent from CMH pursuant to a Patent Purchase Agreement dated May 17, 2017, which was amended in November 2017. The patent covers the use of various stem cells for the treatment of lower back pain. As amended, the agreement provides the following:

•	We were required to pay CMH $100,000 within 30 days of demand as an initial payment.
•	In the event we determine to pursue the technology via use of autologous cells, we will pay CMH:

o	$100,000 upon the signing agreement with a university for the initiation of an IRB clinical trial.
o	$200,000, upon completion of the IRB clinical trial.
o	$300,00 in the event we commercialize the technology via use of autologous cells by a physician without a clinical trial.

•	In the event we determine to pursue the technology via use of allogenic cells, we will pay CMH:

o	$100,000 upon filing an IND with the FDA.
o	$200,000 upon dosing of the first patient in a Phase 1-2 clinical trial.
o	$400,000 upon dosing the first patient in a Phase 3 clinical trial.

•	Payment may be made in cash or shares of our common at a discount of 30% to the recent trading price.
•	In the event our shares of common stock trade below $0.01 per share for two or more consecutive trading days, the number of any shares issuable as payment doubles.
•	For a period of five years from the date of the first sale of any product derived from the patent, we are required to make royalty payments of 5% from gross sales of products, and 50% of sale price or ongoing payments from third parties for licenses granted under the patent to third parties.

Immune System Cells for Stimulation of Perispinal Angiogenesis Application. The two patent applications, No. 62520773 and No. 62513670, filed on June 16, 2017 and June 1, ,2017, respectively, cover the novel use of cells, conventionally known as immune system cells, to stimulate formation of new blood vessels, a process termed angiogenesis. Several studies support the notion that patients suffering from lower back pain exhibit a reduction in blood flow to the lower back area. The Company has data supporting the use of immune cells from both the innate and adaptive arms of the immune system for stimulation of new blood vessel formation, which is believed to be beneficial for overcoming circulation defects in patients with lower back pain.

Multipotent Amniotic Stem Cells License Agreement. On August 25, 2016, CMT entered into a License Agreement dated August 25, 2016, with The Regents of The University of California, represented by its San Diego campus of the University of California, San Diego, Office of Innovation and Commercialization. This license agreement grants to CMT the exclusive right to all products derived from U.S. Patent No. 7,569,385 for use of multipotent amniotic fetal stem cells composition of matter throughout the world during the period ending on the expiration date of the longest-lived patent rights under the patent. The license agreement also permits CMT to grant sublicenses. Under the terms of the license agreement, CMT is required to diligently develop, manufacture, and sell any products licensed under the agreement. We were required to pay the University an initial license fee within 30 days of entering into the agreement. We are also required to pay annual license maintenance fees on each anniversary date of the agreement, which maintenance fees would be credited toward any earned royalties for any given period. The License Agreement provides for payment of various milestone payments, which in the aggregate are estimated at approximately $2,000,000, and earned royalties on the net sales of licensed products by CMT or any sublicensee of between approximately 5% and 20%. CMT is also required to reimburse the University for any future costs associated with maintaining the patent. CMT may terminate the license agreement for any reason upon 90 days’ written notice and the University may terminate the agreement in the event CMT fails to meet its obligations set forth therein, unless the breach is cured within 30 days of the notice from the University specifying the breach. CMT is also obligated to indemnify the University against claims arising due to the exercise of the license by CMT or any sublicensee. CMT is also required to maintain adequate general liability insurance.

AmnioStem® for Stroke Therapy Application. On September. 27, 2016 CMT filed US patent application No. 15/717,810 entitled “Treatment of Stroke by Amniotic Fluid Derived Stem Cell Conditioned Media and Products Derived Thereof.”. The patent application covers the use of the Company’s licensed AmnioStem® stem cell as a production means for generation of nanoparticles termed “exosomes,” which regenerate damaged brain tissue after stroke. The patent application teaches ways of using the Company’s patented AmnioStem™ allogeneic stem cell to ‘educate’ immune cells from stroke patients so as to reduce inflammation associated with stroke. By reducing inflammation, the Company plans to develop novel means of increasing efficacy of therapeutic agents in stroke patients.

Combination of Stem Cells and Therapeutic Energy Treatment for Erectile Dysfunction Application. On May 9, 2017, CMT filed US patent application No. 15/590,668 entitled “Methods of treating erectile dysfunction” covering the use of mesenchymal stem cells in combination with therapeutic energy treatments (electrical stimulation/electroacupuncture, low-level laser irradiation, and extracorporeal shockwave therapy) to treat erectile dysfunction.

Synergy between intradiscal stem cell injection subsequent to stimulation of perispinal angiogenesis. On June 7, 2017 we filed a US patent application covering synergy between intradiscal stem cell injection subsequent to stimulation of perispinal angiogenesis. This patent expands on the Company’s issued US Patent No. 9,598,673, which covers treatment of lower back pain by injection of stem cells into muscles surrounding the lower back to stimulate new blood vessel formation (angiogenesis). Nutrition of the avascular intervertebral disc occurs by diffusion through the vertebral endplates from the blood vessels in the vertebral bodies above and below the disc. In many patients with lower back pain, cholesterol plaques in the wall of the aorta obliterate orifices of lumbar and middle sacral arteries and decrease blood supply of the lumbar spine and its surrounding structures. As a result, structures with precarious nutrient supply, such as the intervertebral discs, gradually degenerate. We plan to employ the new technology to modify the environment in the disc, so as to give the injected stem cells optimal conditions for regeneration.

Adipose Stem Cell Treatment of Recurrent Spontaneous Abortions Application. On June 8, 2017, CMT filed US Patent Application No. 15/617813 titled “Adipose derived immunomodulatory cells for immunotherapy of recurrent spontaneous abortions” covering means of treating spontaneous abortion utilizing cellular populations derived from autologous adipose tissue. The treatment teaches the collection of stromal vascular fraction from women attempting to conceive, isolation of anti-abortigenic cells from said stromal vascular fraction, storing said cells, and administering said cells in early pregnancy or when conception is desired.

Immune Modulatory Cells for Stimulation of Perispinal Angiogenesis to Induce Regeneration of Degenerated Discs. On June 24, 2017 we announced the filing of intellectual property covering data supporting the use of immune system cells for stimulation of perispinal angiogenesis as a means of treating patients with lower back pain, as well as supporting intradiscal stem cell administration in patients suffering from degenerative disc disease. The two patent applications, No. 62/520773 and No. 62/513670, filed on June 16th and June 1st, respectively, cover the novel use of cells, conventionally known as immune system cells, to stimulate formation of new blood vessels, a process termed angiogenesis.

Treatment of Premature Ovarian Aging Using Regenerative Cells Application. CMT scientists Drs. Patel and Ichim have also assigned to CMT for nominal consideration their U.S. use Patent entitled “Methods for Treatment of Premature Ovarian Failure and Ovarian Aging Using Regenerative Cells”, (U.S. Patent Application 62/363,633) which covers the use of endothelial progenitor cells alone or in combination with mesenchymal stem cells to maintain ovarian function and female fertility. The patent application was filed with the U.S. Patent and Trademark Office on July 17, 2017. This patent application was assigned to CMT on July 17, 2017.

AmnioStem™ Accelerating Post-Stroke Recovery. On September 12, 2017, CMT filed US Patent Application No. 62/393608 covering a novel means of accelerating neuro logical recovery subsequent to a stroke through administration of amniotic fluid derived stem cells. Stem cells are isolated from amniotic fluid and expanded under conditions allowing for expression of SSEA3, SSEA4, Tra1-60, Tra1-81, Tra2-54, Oct-4 and CD105. Said cells are subsequently administered into a patient having undergone a stroke, so as to induce direct regeneration (through transdifferentiation and replacement of neural tissue), as well as indirect regeneration (through production of growth factors that augment endogenous regenerative mechanisms while inhibiting degenerative mechanisms).

Stem Cells to Treat Cechexia Application. On November 15, 2017, CMT filed US Patent Application No. 15/814284 covering the use of cells possessing regenerative properties, tissues associated with said cells possessing regenerative properties, and products derived from cells possessing regenerative properties for the treatment of cachexia. Cancer or HIV associated cachexia is treated by administration of tissues possessing regenerative cells that have been modified to allow for administration in a manner which is intravenous, subcutaneous or intramuscular while retaining properties associated with cellular regeneration.

Low Level Laser to Treat Erectile Dysfunction Application. On May 16, 2018, CMT filed a US patent application No. 15/981726 entitled “Regeneration of corpus cavernosal tissue” covering the use low level lasers to treat erectile dysfunction. A bone marrow cellular population is treated with one or more wavelengths of low-level laser irradiation at a sufficient energy to enhance engraftment, trophic, and regenerative activity in the corpus cavernosum. An addition claim in the application is to treat the penile body with one or more wavelengths of low-level laser irradiation at a sufficient energy to enhance chemoattraction and growth factor secretion.

Autologous Cells to Treat Neurological Conditions Application. On May 23, 2018, CMT filed a US patent application No. 15/987739 entitled “Generation of autologous immune modulatory cells for treatment of neurological conditions” covering means, methods, and compositions of matter useful for treatment of neuroinflammation, autoimmunity, transplant rejection, or graft versus host disease (GVHD) comprising exposing autologous immune cells to allogeneic amniotic fluid derived stem cells. Peripheral blood mononuclear cells are cultured in the presence of amniotic fluid stem cells in the presence of interleukin-2 for a period of time sufficient to endow tolerogenic properties. The tolerogenic properties include ability to suppress adaptive or innate immune responses. An additional claim provides methods of generating antigen specific immune regulatory cells by culture of lymphocytes together with amniotic fluid stem cells in the presence of antigen to which specific immune regulation is desired.

Combination of drug, gene and cellular Therapies to Treat Lower Back Pain Application. On June 1, 2018 CMT filed US Patent Application No. 15/996182 entitled “Enhancement of nucleus pulposus regeneration by enhanced perfusion of perispinal area by combination drug, gene and cellular therapies” covering methods of augmenting and/or repairing an intervertebral disc by administering stem cell material into the disc subsequent to enhancement of perispinal perfusion by stimulation of angiogenesis. Stimulation of angiogenesis is accomplished by administration of angiogenic factors and/or cells producing angiogenic factors in the perispinal area, preferably into the muscles associated with the perispinal area.

Combination of Stem Cells and T-Regulatory Cells to Treat Back Pain Application. On June 15, 2018 CMT filed US Patent Application No. 16/009982 entitled “Perispinal Perfusion by Administration of T regulatory Cells Alone or in Combination with Angiogenic Cell Therapies” covering methods of enhancing perispinal perfusion in a patient suffering from reduced perfusion of the lower back through administration of T regulatory cells alone capable of stimulating angiogenesis directly or through enhancement of angiogenic activities of cellular therapies. The cellular therapies possessing angiogenic activities include mesenchymal stem cells, hematopoietic stem cells and endothelial progenitor cells. The T regulatory cells are expanded ex vivo. The T regulatory cells may be autologous or allogeneic.

AmnioStem™ Treatment of Glioma. On July 24, 2018 CMT filed US Patent Application No. 16/044256 entitled “Treatment of Glioma by Amniotic Fluid Stem Cells and Exosomes Derived Thereof” covering compositions of matter, therapeutic protocols, and cellular reprogramming means to inhibit glioma or other brain neoplasia. The invention provides administration of amniotic fluid derived stem cells at concentrations of 1 million to 200 million administered in a manner to provide a differentiation stimulation, resulting in reduction of malignant potential. The invention provides means of augmenting efficacy of immunotherapy, chemotherapy, and radiotherapy.

Female Sexual Dysfunction Patent Application. Drs. Patel and Ichim, two of our directors, have assigned to CMT for nominal consideration use their patent application (U.S. Patent Application 15/481249) for the use of regenerative cells as a treatment option for women who experience sexual desire, but have difficulty reaching the arousal stage. The patent application was filed with the U.S. Patent and Trademark Office on April 7, 2016. This patent application was assigned to CMT on August 28, 2016.

Trademarks

Trademark and Trade Name. On April 14, 2015, CMH was granted a trademark by the U.S. Patent and Trademark Office for the name “CaverStem®.” On February 23, 2016 CMH applied for a trademark for the name “Creative Medical Technologies.” Under the terms of the Patent Purchase Agreement CMH has assigned these trademarks to us.

Trademark and Trade Name. On November 18, 2017, we filed an application with the U.S. Patent and Trademark Office for the name “Stemspine”. The application number is 87690313. The USPTO has searched and considers the application allowable. They published it to give third parties a chance to challenge it. The Notice of Allowance occurred in June 2018.

Trademark and Trade Name. On January 2, 2019 we filed an application with the U.S. Patent and Trademark Office for the name “FemCelz”. The application number is 88247452. The Notice of Allowance occurred in July 16, 2019.

Government Regulation

Human cells, tissues or cellular or tissue-based products (“HCT/Ps”) intended for implantation, transplantation, infusion or transfer into a human recipient are regulated by the Center for Biologics Evaluation and Research at the Food and Drug Administration (the “FDA”) under the authority of section 361 of the Public Health Service Act (the “PHSA”) Act under which the FDA established regulations for HCT/Ps to prevent the introduction, transmission, and spread of communicable diseases. Specifically, Section 361 states that “human cells, tissues, and cellular or tissue-based products” (HCT/Ps) are regulated solely under this section if it meets all of the following criteria: (i) minimally manipulated; (ii) for homologous use only; (iii) do not involve the combination of the cells or tissues with another articles; and (iv) are for autologous use. The FDA has recently published final guidance to the industry (Same Surgical Procedure Exception under 21 CFR 1271.15(b) November 2017) that further clarifies the FDA’s position on what constitutes homologous use of HCT/Ps. The FDA in this guidance states, for the exception in 21 CFR 1271.15(b) to apply an establishment must; a) Remove and implant the HCT/Ps into the same individual from whom they were removed (autologous use); b) Implant the HCT/Ps within the same surgical procedure; and c) HCT/Ps remain in their original form, which means that they are only rinsed, cleaned, sized, or shaped in the procedure. Management believes that its CaverStem®, FemCelz® and StemSpine® stem cell treatments are HCT/Ps that meet the criteria for inclusion under 21 CFR 1271.15(b).

If the FDA were to modify its regulations or significantly change their guidance, our products mentioned above could be subject to traditional premarket and post-market requirements arising under section 351 of the PHSA Act. “351 HCT/Ps” require approval of a Biologic License Application, and their manufacture must comply with Current Good Manufacturing Practices (“GMPs”). Significant time and capital would be required to comply with these requirements.

Management expects and plans to pursue the regulatory pathway consistent with a new biological drug for our Amniostem® amniotic stem cell products being developed to treat, stroke and glioma. As such, we will fall under the jurisdiction of CBER. This organization regulates products under a variety of regulatory authorities including the Public Health Service Act and the Food Drug and Cosmetic Act. CBER manages the BLA process which is a request for permission to introduce, or deliver for introduction, a biologic product into interstate commerce (21 CFR 601.2). This process validates safety and efficacy through animal studies, first-in-human (Phase I), Safety and initial efficacy (Phase II) and pivotal trials (Phase III).

Competition

There are a number of public and private companies engaged in stem cell research and applications for use to treat ED, lower back pain, stroke and other issues. Many of these have been engaged in this field for a significant period.

In the erectile dysfunction marketplace where CaverStem® is marketed, there are a few private companies engaged in stem cell research and applications. Our CaverStem® procedure is aimed at the approximately 9,000,000 men in the U.S. who, due to damage to the blood vessels and smooth muscle tissue in the penis, do not respond to PDE5 inhibitors such as Viagra or Cialis, do not respond to or cannot tolerate penis injections containing Alprostadil such as Averject or Edex, or are not one of approximately 25,000 men in the U.S. who elect invasive, non-reversible rod or pump implantation into the penis. Currently, management’s research has determined that there are fewer than a dozen private clinics in the U.S. that offer autologous stem cell treatments for erectile dysfunction. None of these firms is believed to have filed for patent protection or conducted clinical trials using bone marrow to validate safety and efficacy. By comparison, in August 2017, CMT completed recruitment on a clinical trial being conducted at UCLA by LABIOMED. Following completion of recruitment and treatment of the study subjects, an independent Institutional Review Board (IRB) overseeing the study validated the procedure as safe. In the same time frame, other peer-reviewed and published clinical trials using the same procedure validated the efficacy of the erectile dysfunction treatment. As a result of these two developments, management concluded the CaverStem® erectile dysfunction procedure is both safe and effective and commenced marketing activities in November of 2017. From November of 2017 through September of 2019, the data from 40 patients in the clinical trial was combined with 100 patients in a clinical registry was analyzed and the results submitted to the Journal of Translational Medicine for peer-review and publication. In January 2020, the results were published. The peer-reviewed results validated 100% safety and 85% efficacy of the CaverStem® procedure. This marked the largest ever study of the safety and efficacy of bone marrow stem cells used to tread erectile dysfunction. Management believes that the combination of patent protection, a published clinical trial that validates our “standard of care” procedure, and competitively priced disposable kits will allow the Company to compete successfully in this marketplace.

In the female sexual dysfunction marketplace where FemCelz® is marketed, there are no known companies engaged in stem cell research and applications. None of these firms is believed to have filed for patent protection or conducted clinical trials using bone marrow to validate safety and efficacy.

There are a number of clinics around the US engaged in using products such as cord blood, Wharton’s jelly and adipose-derived stem cells to treat patients for a number of indications. The FDA regulations and stated positions regarding allogenic (not a patient’s own) cells, cell manipulation and homologous use have made it clear that it views these products as drugs that are required to obtain FDA marketing approval prior to use in humans. Recently, the FDA has issued orders to adipose kit manufacturers and numerous cord blood banks to discontinue distribution of their stem cell products to the general public. It is for the stated reasons above that we do not view non-compliant clinical use of the aforementioned products as competition.

In the marketplaces for lower back pain, stroke, and glioma, management believes little competition exists. While there is a significant body of academic research in vitro and in animal models on the benefits of treating lower back pain, stroke, and glioma with stem cells, management is not aware of any public or private U.S. firms pursuing human research or commercialization of these treatments. Based upon management’s research, there are fewer than five private clinics in the U.S. that offer any form of stem cell treatment for these indications. Therefore, it is management’s expectation that we will be the first entrant in the market space upon completion of our research and commercialization efforts.

Employees

We have no employees. However, we use and pay for the services of employees of our affiliate, CMH. We have agreed to reimburse our parent company a flat monthly rate for the time spent by their management team on our business operations.

Research and Development

Research and development expenses for the year ended December 31, 2019, totaled $0. The reflects the completion of the pre-clinical research on Amniostem in 2018. Pending completion of the development of the patented technology included in our license agreements, we will not have additional license fees until we have a saleable product. Research and development expenses for the year ended December 31, 2018, totaled $96,621.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Pink under the symbol “CELZ.” The table below sets forth for the periods indicated the quarterly high and low bid prices as reported by OTC Markets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2019	First	$2.33	$1.23
	Second	$1.58	$0.57
	Third	$0.84	$0.08
	Fourth	$0.17	$0.02

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2018	First	$3.30	$0.30
	Second	$10.50	$0.75
	Third	$10.35	$3.15
	Fourth	$4.05	$1.05

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

Holders

As of the close of business on March 13, 2020, we had approximately 73 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed VStock Transfer, LLC, 18 Lafayette Pl, Woodmere, NY 11598, to act as transfer agent for the common stock.

Dividends

We have not declared or paid any cash dividends on our common stock during the two fiscal years ended December 31, 2018 and December 31, 2019, or in any subsequent period. We do not anticipate or contemplate paying dividends on our common stock until we generate earnings from marketing of the ED treatment, of which there is no assurance. The only restrictions that limit the ability to pay dividends on common equity, or that are likely to do so in the future, are those restrictions imposed by our convertible note holders and by law. We have entered into 20 convertible promissory note agreements with an approximate aggregate principal balance of $1,600,000 that contain covenants which prohibit us from paying dividends unless authorized by each of the lenders.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of the most recent fiscal year ended December 31, 2019, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and Rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) and (b)) (c)
Equity compensation plans approved by security holders	nil		—	nil
Equity compensation plans not approved by security holders	3,333	(1)	$26.25	8,333	(2)
Total	3,333			8,333

(1)	Represents options to purchase 3,333 shares issued under the 2016 Stock Incentive Plan (the “Plan”).
(2)	Represents outstanding options and shares available for future issuance under the Plan and gives effect to 1,667 shares of restricted stock granted to Boris Reznik under the Plan pursuant to a Consulting Agreement.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During 2018, the Company entered into convertible note agreements with accredited lenders for an aggregate principal amount of $2,084,750 for which $1,804,927 of proceeds were received. The notes are convertible into shares of the Company’s common stock at conversion prices ranging from 60% to 65% of the average of the two lowest traded prices of the Company’s common stock during the previous 15 trading days preceding the conversion date, the lowest trade price during the previous 20 trading days, or the volume weighted average price over the prior 15 trading days.

During 2018, the Company issued an aggregate of 3,066,284 shares upon the conversion of $1,004,683 of outstanding principal, interest and fees on existing, outstanding notes and 2,186,463 shares upon the cashless exercise of 2,344,727 warrants.

During 2019, the Company entered into convertible note agreements with accredited lenders for an aggregate principal amount of $1,572,400 for which $1,302,795 of proceeds were received. The Company also entered into a warrant exchange agreement whereby the Company issued three notes for an aggregate principal amount of $300,000, in exchange for the cancellation of Common Stock Purchase Warrants held by the warrant holders, initially exercisable for an aggregate of 64,658 shares of the Company’s common stock. The notes are convertible into shares of the Company’s common stock at conversion prices ranging from 60% to 65% of the average of the two lowest traded prices of the Company’s common stock during the previous 15 trading days preceding the conversion date, the lowest trade price during the previous 20 trading days, or the volume weighted average price over the prior 15 trading days.

During 2019, we issued an aggregate of 11,873,057 shares upon the conversion of $1,501,275 of outstanding principal, interest and fees on existing, outstanding notes and 531,247 shares upon the cashless exercise of 594,051 warrants.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events and are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those risks identified in the Forward Looking Statements section. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

Overview

Creative Medical Technologies Holdings, Inc. is a commercial stage biotechnology company focused on urology, orthopedics and neurology using adult stem cell treatments. We were incorporated on December 3, 1998, in the State of Nevada under the name Jolley Marketing, Inc. On May 18, 2016, we completed a reverse merger transaction under which Creative Medical Technologies, Inc., a Nevada corporation (“CMT”) became our wholly-owned subsidiary, and Creative Medical Health, Inc. (“CMH”), which was CMT’s sole stockholder prior to the merger, became our principal stockholder. In connection with this merger, we changed our name to Creative Medical Technologies Holdings, Inc. to reflect our current business.

CMT was originally created as the urological arm of CMH to monetize a patent and related intellectual property related to the treatment of erectile dysfunction (“ED”), which it acquired from CMH in February 2016. Subsequently, we have expanded our development and acquisition of intellectual property beyond urology to include therapeutic treatments utilizing amniotic stem cells, and the treatment of neurologic disorders and lower back pain using various types of stem cells through our AmnioStem LLC and StemSpine, LLC subsidiaries. However, neither AmnioStem LLC nor StemSpine LLC have commenced commercial activities.

We currently conduct substantially all of our commercial operations through CMT, which markets and sells our CaverStem® and FemCelzTM disposable kits utilized by physicians to perform autologous procedures that treat erectile dysfunction and female sexual dysfunction, respectively. Our CaverStem® and FemCelzTM kits are currently available through physicians in the United States and Europe.

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

During 2018, following international publication of a clinical trial in peer-reviewed literature and an IRB determination that the CaverStem® procedure performed in our LABiomed clinical trial is safe, we proceeded with commercialization of the CaverStem® procedure. We recruited physicians in 7 markets and facilitated patient recruitment. The efforts generated $124,400 in revenue.

During 2018, we issued $2,086,050 in convertible notes to accredited investors with net proceeds of $1,804,927. The notes mature from January through December of 2019 and bear interest rates ranging from 8% to 12%.

During the year ended December 31, 2019, we incurred interest expense of $0 arising from the related party notes. During the year ended December 31, 2018, we incurred interest expense of $2,767 arising from the third-party notes.

During 2019, the Company continued commercializing the CaverStem® procedure, expanding the number of markets from 7 to 12. Following the successful roll-out of the CaverStem® procedure, in March 2019, the Company launched the FemCelz® procedure for Female Sexual Dysfunction. The procedure is similar to CaverStem® and is performed by the same physicians. The Company also completed a pilot study on the StemSpine procedure which validated both safety and efficacy. Based on the study results, in November 2019, management elected to proceed with commercialization of the StemSpine® procedure.

During 2019, we issued $1,572,400 in convertible notes to accredited investors with net proceeds of $1,302,795. The notes mature from February through October of 2020 and bear interest rates ranging from 2% to 11%. In February 2019, we entered into three separate exchange agreements with holders of common stock purchase warrants issued by the Company in September 2018 and November 2018. Under each exchange agreement, the Company issued a convertible promissory note in the principal amount of $100,000 to the warrant holder party to such exchange agreement in exchange for the cancellation of common stock purchase warrants held by such warrant holder, initially exercisable for an aggregate of 21,553 shares of the Company’s common stock.

During the year ended December 31, 2019, we incurred interest expense of $93,067 arising from the third-party notes.

Plan of Operations

We commenced marketing disposable stem cell concentration kits for the CaverStem® erectile dysfunction treatment in the fourth quarter of 2017 and the FemCelz® female sexual dysfunction treatment in March of 2019. The Company also announced the commercialization of the StemSpine procedure for lower back pain in the fourth quarter of 2019. We also continued to make progress towards filing an Innovative New Drug (IND) application for the Amniostem universal donor stem cell to treat stroke and neurodegenerative conditions. For the next 12 months our plan of operations is to continue to expand the market for the CaverStem® and FemCelz® procedures, launch the StemSpine procedure, file and IND application on Amniostem and partner with leading researchers to initiate the Amniostem trial. As of December 31, 2019, we had approximately $88,000 cash on hand. With an estimated monthly cash burn rate of approximately $100,000 based on historic trends and anticipated future revenues and expenses, management anticipates sufficient cash on hand and committed funds to meet operating expenses and costs of the current operations through at least April 2020. Historically, we have met our cash flow requirements through the sale of equity securities or borrowed funds. We intend to fund our business through sales of disposable stem cell concentration kits along with continuing to seek investments to meet our cash flow requirements, including both operating expenses and the balance of funding required to fund our sales efforts. The securities offered by us to potential investors have not been registered under the Securities Act of 1933, as amended (the “Act”), and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. If we are unable to obtain further financing, we may seek alternative sources of funding or revise our business plan. We currently have no alternative sources for funding.

Results of Operations – For the Year Ended December 31, 2019, and for the Year Ended December 31, 2018

Gross Revenue. We generated $165,500 in gross revenue for the year ended December 31, 2019 in comparison with $124,400 for the comparable period a year ago. The increase of $41,100 or 33.0% is due to the commercialization of the CaverStem® procedure that generated sales from disposable kits and physician training.

Cost of Goods Sold. We generated $45,499 in cost of goods sold for the year ended December 31, 2019 in comparison with $70,375 for the comparable period a year ago. The decrease of $24,876 or 35.3% is due to increased sales offset by lower per unit costs as a result of moving to a new, less expensive device that eliminated the need for centrifuges.

Gross Profit/(Loss). We generated 120,001 in gross profit for the year ended December 31, 2019 in comparison with $54,025 in gross loss for the comparable period a year ago. The increase of $65,976 or 122.1% is due to the increased sales, lower per-unit costs and economies of scale associated with the ongoing commercialization and ramp-up of the CaverStem® procedure.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2019, totaled $1,223,219, in comparison with $1,050,485 for the comparable period a year ago. The increase of $172,734, or 16.4% is primarily due to marketing and travel expenses associated with commercialization of the CaverStem® procedure.

Research and Development Expenses.  Research and development expenses for the year ended December 31, 2019, totaled $0 in comparison with $96,621 for the comparable period a year ago. The decrease of $96,621, or 100% is due to a reduction of clinical trial expenses on our completed ED trial and the completion of the pre-clinical research on our Amniostem stem cell platform.

Operating Loss.  For the reasons stated above, our operating losses for the year ended December 31, 2019 were $1,130,168 in comparison with $1,114,225 for the comparable period a year ago.

Other Expense. Other expenses for the year ended December 31, 2019 totaled $7,353,505 in comparison with $12,541,428 for the comparable period a year ago. The decrease of $5,187,923, or 41.4% is due to a decrease of $6,496,467 in the change in fair value of derivative liabilities and an increase of $534,101 in interest expense. We incurred interest expense calculated on our promissory notes. We recorded the amortization of various debt discounts associated with our convertible promissory notes. The discounts are the result of derivative liabilities in which are recorded due to the variability of the notes conversion price. The derivative liabilities have to be re-measured as of each reporting date

Net Loss.  For the reasons stated above, our net losses for the year ended December 31, 2019 were $8,483,673 in comparison with $13,655,653 for the comparable period a year ago.

Amortization Expense. We acquired a patent (U.S. Patent No. 8,372,797) from CMH on February 2, 2016, in exchange for 431,111 shares of our restricted common stock valued at $100,000. The patent expires in 2026 and we have elected to amortize the patent over a ten-year period on a straight-line basis. On August 25, 2016, CMT entered into a License Agreement which grants it the exclusive right to all products derived from US Patent No. 7,569,385 for multipotent amniotic fetal stem cells. Under the terms of the license agreement, CMT paid an initial license fee within 30 days of entering into the agreement. The patent expires in 2026 and we have elected to amortize the patent over a ten-year period on a straight-line basis. On May 17, 2017, CMT purchased U.S. Patent No. 9,598,673 covering use of various stem cells for treatment of lower back pain from “CMH”. Under the terms of the agreement, the Company is required to pay CMH $100,000. The agreement was modified in November 2017 to waive payment of the initial license fee, modify the fee structure and add the ability to convert the outstanding payable balance into common shares. In November 2019, the Company announced the commercialization of the lower back procedure using a patient’s own cells (“autologous”). This milestone triggered a milestone payment due from the Company to CMH in the amount of $300,000. The patent expires in 2027, and we have elected to amortize the patent over a ten-year period on a straight-line basis.

Amortization expense of $26,950 was recorded for the year ended December 31, 2019, representing the amortization of the ED, multipotent amniotic fetal stem cell and lower back pain patents based upon the remaining life of the patents. There was $21,144 of amortization expense recorded for the period ended December 31, 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity capital expenditures or capital resources.

Liquidity and Capital Resources

Our principal source of liquidity to date has been funds received from the sale of our common stock to CMH in the amount of $79,500, $125,000 in loans from CMH, a $50,000 loan from our CEO, Tim Warbington, $4,551,700 in loans from third parties and $600,000 in private sales of our common stock to third parties. To-date, $2,577,429 of outstanding principal, interest and fees have been converted into equity. $1,149,050 of the $1,623,165 in loans from third parties matures in 2020. $474,115 of the outstanding debt matured in 2019. Our experience to-date indicates the lenders are most likely to convert the debt into equity prior to or in lieu of full payment at maturity. Going forward, our short-term funding needs are expected to be satisfied by funds to be loaned to us by third parties and revenues generated from our CaverStem® erectile dysfunction and FemCelz® female sexual dysfunction procedures. Our long-term liquidity needs are expected to be satisfied from future offerings of our equity securities. It is possible that CMH may provide future financing for us. We do not have any arrangements, agreements, or sources for long-term funding.

Our only commitments for expenditures relate to general and administrative costs, including reimbursements to CMH for services performed by their executive officers on our behalf. During the next 12 months we also anticipate incurring expenses related to marketing activities for our CaverStem® and FemCelz® procedures and the commercialization of our StemSpine® procedure.

For the next 12 months our plan of operations is to market the disposable stem cell kits associated with the CaverStem® erectile dysfunction and FemCelz® female sexual dysfunction procedures, commercialize StemSpine and file an IND application for Amniostem. We believe that our current cash on hand would meet our cash flow requirements for only a few more months. If we are unable to obtain further financing, we may seek alternative sources of funding or revise our business plan. We currently have no alternative sources for funding.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Creative Medical Technology Holdings, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Haynie & Company

Haynie & Company
Salt Lake City, Utah

April 3, 2020

We have been the Company’s auditor since 2016

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash	$88,648	$304,056
Accounts receivable	5,600	9,600
Total Current Assets	94,248	313,656

OTHER ASSETS
Licenses, net of amortization	436,555	163,505
TOTAL ASSETS	$530,803	$477,161

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$320,785	$331,838
Accrued expenses	120,492	21,640
Management fee and patent liability - related party	240,082	198,082
Convertible notes payable, net of discount of $560,899 and $792,994, respectively	1,062,266	682,056
Advances from related party	10,800	10,800
Derivative liabilities	6,847,877	3,227,382
Total Current Liabilities	8,602,302	4,471,798

TOTAL LIABILITIES	8,602,302	4,471,798

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 7,000,000 shares authorized, no shares issued and outstanding at December 31, 2019 and 2018	-	-
Series A preferred stock, $0.001 par value, 3,000,000 shares authorized, 3,000,000 shares issued and outstanding at December 31, 2019 and 2018	3,000	3,000
Common stock, $0.001 par value, 6,000,000,000 and 3,000,000,000 shares authorized; 22,493,046 and 6,022,075 issued and 22,489,046 and 6,018,075 outstanding at December 31, 2019 and 2018, respectively	22,489	6,018
Additional paid-in capital	17,468,018	13,077,678
Accumulated deficit	(25,565,006)	(17,081,333)
TOTAL STOCKHOLDERS' DEFICIT	(8,071,499)	(3,994,637)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$530,803	$477,161

The accompanying notes are an integral part of these consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Revenues	$165,500	$124,400

Cost of revenues	45,499	70,375

Gross profit	120,001	54,025

OPERATING EXPENSES
Research and development	-	96,621
Selling, general and administrative, including stock-based compensation of $0 and $1,877, respectively	1,223,219	1,050,485
Amortization of patent costs	26,950	21,144
TOTAL EXPENSES	1,250,169	1,168,250

Operating loss	(1,130,168)	(1,114,225)

OTHER INCOME/(EXPENSE)
Interest expense	(1,895,528)	(1,361,427)

Gain (loss) on extinguishment of convertible notes	(366,042)	408,401
Change in fair value of derivatives liabilities	(5,091,935)	(11,588,402)
Total other expense	(7,353,505)	(12,541,428)

LOSS BEFORE PROVISION FOR INCOME TAXES	(8,483,673)	(13,655,653)

Provision for income taxes	-	-

NET LOSS	$(8,483,673)	$(13,655,653)

BASIC AND DILUTED LOSS PER SHARE	$(0.82)	$(3.50)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	10,343,162	3,906,224

The accompanying notes are an integral part of these consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,483,673)	$(13,655,653)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	-	1,877
Amortization	26,950	21,144
Amortization of debt discounts	1,723,451	1,258,435
Increase in principal balance due to penalty provision	-	12,500
Change in fair value of derivatives liabilities	5,091,935	11,588,402
Loss on extinguishment of convertible notes payable	266,042	(408,401)
Excess consideration issued in connection with relieve of management fees and patent liability	100,000	-
Changes in assets and liabilities:
Accounts receivable	4,000	(4,799)
Accounts payable	(11,054)	94,760
Accrued expenses	189,256	44,133
Management fee payable	(120,000)	(4,668)
Net cash used in operating activities	(1,213,093)	(1,052,270)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable to related party	(50,000)	-
Proceeds from notes payable to related party	50,000	-
Payments on convertible notes payable	(263,411)	(405,294)
Prepayment premiums paid on convertible notes payable	(41,699)	(57,004)
Proceeds from convertible notes payable	1,302,795	1,804,927
Net cash provided from financing activities	997,685	1,342,629

NET INCREASE (DECREASE) IN CASH	(215,408)	290,359
BEGINNING CASH BALANCE	304,056	13,697
ENDING CASH BALANCE	$88,648	$304,056

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$18,177	$6,712
Cash payments for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Related party liability incurred for additional patent costs	$300,000	$-
Conversion of notes payable, accrued interest and derivative liabilities into common stock	$4,156,811	$11,496,312
Conversion of management fees and patent liability into common stock	$138,000	$-
Conversion of management fees into preferred stock	$-	$150,000
Beneficial conversion feature	$-	$114,000

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

							Total
	Series A Preferred Stock		Common Stock		Additional Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
December 31, 2017	-	$-	765,328	$765	$1,188,742	$(3,425,680)	$(2,236,173)

Preferred stock issued for related party management fee	3,000,000	3,000	-	-	147,000	-	150,000

Common stock issued for cashless warrant exercise	-	-	2,186,463	2,187	(2,187)	-	-

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	3,066,284	3,066	1,001,617	-	1,004,683

Relief of derivative liabilities	-	-	-	-	10,740,629	-	10,740,629

Stock-based compensation	-	-	-	-	1,877	-	1,877

Net loss	-	-	-	-	-	(13,655,653)	(13,655,653)

December 31, 2018	3,000,000	3,000	6,018,075	6,018	13,077,678	(17,081,333)	(3,994,637)

Common stock issued for cashless warrant exercise	-	-	531,247	531	(531)	-	-

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	11,873,057	11,873	1,489,402	-	1,501,275

Common stock issued for related party management fee and patent liabilities	-	-	4,066,667	4,067	245,933	-	250,000

Relief of derivative liabilities	-	-	-	-	2,655,536	-	2,655,536

Net loss	-	-	-	-	-	(8,483,673)	(8,483,673)

December 31, 2019	3,000,000	$3,000	22,489,046	$22,489	$17,468,018	$(25,565,006)	$(8,071,499)

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Creative Medical Technologies Holdings, Inc. (the “Company”) is a commercial stage biotechnology company focused on urology, orthopedics and neurology using adult stem cell treatments. The Company was incorporated on December 3, 1998, in the State of Nevada under the name Jolley Marketing, Inc. On May 18, 2016, the Company closed a transaction which was accounted for as a recapitalization, reverse merger, under which Creative Medical Technologies, Inc., a Nevada corporation (“CMT”) became the Company’s wholly-owned subsidiary, and Creative Medical Health, Inc. (“CMH”), which was CMT’s sole stockholder prior to the merger, became the Company’s principal stockholder. In connection with this merger, the Company changed its name to Creative Medical Technologies Holdings, Inc. to reflect its current business.

CMT was originally created on December 30, 2015 (“Inception”), as the urological arm of CMH to monetize a patent and related intellectual property related to the treatment of erectile dysfunction (“ED”), which it acquired from CMH in February 2016. Subsequently, the Company has expanded its development and acquisition of intellectual property beyond urology to include therapeutic treatments utilizing amniotic stem cells, and the treatment of neurologic disorders and lower back pain using various types of stem cells through its AmnioStem LLC and StemSpine, LLC subsidiaries. However, neither AmnioStem LLC nor StemSpine LLC have commenced commercial activities.

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

Going Concern - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S., which contemplate continuation of the Company as a going concern. However, during the fiscal year ended December 31, 2019, the Company incurred a net loss of $8,483,673, had negative cash flows from operating activities of $1,213,093, had negative working capital of $8,508,054 at December 31, 2019 and has only recently started to generate revenues. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Concentration Risks - The Federal Deposit Insurance Corporation insures cash deposits in most general bank accounts for up to $250,000 per institution.  The Company maintains its cash balances at one financial institution. As of December 31, 2019, the Company’s balance did not exceed the limit.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of December 31, 2019, the Company has level 3 fair value calculations on derivative liabilities. The table below reflects the results of our Level 3 fair value calculations:

	Notes	Warrants	Total
Derivative liability at December 31, 2018	$1,983,828	$1,243,554	$3,227,382
Addition of new conversion option derivatives	2,400,725	87,012	2,487,737
Extinguishment/modification	(35,807)	(39,849)	(75,656)
Conversion of note derivatives	(1,745,228)	(910,308)	(2,655,536)
Change in fair value	4,055,537	(191,587)	3,863,950
Derivative liability at December 31, 2019	$6,659,055	$188,822	$6,847,877

Intangible Assets - Intangible assets with finite lives are amortized over their respective estimated lives and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. The impairment testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. Impairment charges, if any, are recorded in the period in which the impairment is determined.

Impairment - The Company records impairment losses when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.  Furthermore, the Company will make periodic assessments of technology and clinical testing to determine if it plans to continue to pursue the technology and if the license, patent or other rights have value. To date, no impairment has been recorded.

Derivative Liabilities - A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts and for hedging activities.

As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company entered into certain debt financing transactions in fiscal 2019 and 2018, as disclosed in Notes 4 and 5, containing certain conversion features that have resulted in the instruments being deemed derivatives. We evaluate such derivative instruments to properly classify such instruments within equity or as liabilities in our financial statements. Our policy is to settle instruments indexed to our common shares on a first-in-first-out basis.

The classification of a derivative instrument is reassessed at each reporting date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

Instruments classified as derivative liabilities are remeasured using the Black-Scholes model at each reporting period (or upon reclassification), and the change in fair value is recorded on our consolidated statement of operations.

Revenue - We have adopted the new revenue recognition standards that went into effect on January 1, 2018. All revenues reported in 2018 and beyond reflect those standards. Adoption of the standards has no effect on the Company’s revenues.

The Company generates revenue from the sale of disposable stem cell concentration kits. Revenues are recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services, which is generally on delivery to the customer.

Payments received for which the earnings process is not yet complete are deferred. As of December 31, 2019, the Company had deferred revenue of $30,000 included within accrued expenses in the accompanying consolidated balance sheet.

Research and Development - Research and development will continue to be a significant function of the Company. Research and development costs will be expensed as incurred.  Expenses in the accompanying financial statements include certain costs which are directly associated with the Company’s research and development:

1.	Erectile Dysfunction Technology based upon the use of stem cells. These costs, which consist primarily of monies paid for clinical trial expenses, materials and supplies and compensation costs amounted to $0 for the year ended December 31, 2019. There were $92,982 in research costs for the period ended December 31, 2018;

2.	Amniotic Fluid-based Stem Cells. Pre-clinical research costs, which consist primarily of monies paid for laboratory space, materials and supplies amounted to $0 for the year ended December 31, 2019. There were $3,639 in research costs for the period ended December 31, 2018.

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

Basic and Diluted Loss Per Share – The Company follows Financial Accounting Standards Board (“FASB”) ASC 260 Earnings per Share to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During loss periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. During the year ended December 31, 2019, the Company had 3,333 options and 5,044,260 warrants to purchase common stock outstanding; however, the effects were anti-dilutive due to the net loss. During the year ended December 31, 2018, the Company had 3,333 options and 947,167 warrants to purchase common stock outstanding; however, the effects were anti-dilutive due to the net loss.

Recent Accounting Pronouncements – The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 2 – LICENSING AGREEMENTS

ED Patent – The Company acquired a patent from CMH, a related company on February 2, 2016, in exchange for 431,111 shares of CMTH restricted common stock valued at $100,000. CMH holds a significant amount of the Company’s common stock. The patent expires in 2025 and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $9,972 was recorded for the years ended December 31, 2019 and 2018. As of December 31, 2019, the carrying value of the patent was $60,932. The Company expects to amortize $9,972 annually through 2026 related to the patent costs.

Multipotent Amniotic Fetal Stem Cells License Agreement - On August 25, 2016, CMT entered into a License Agreement dated August 25, 2016, with a University. This license agreement grants to CMT the exclusive right to all products derived from a patent for use of multipotent amniotic fetal stem cells composition of matter throughout the world during the period ending on the expiration date of the longest-lived patent rights under the patent. The license agreement also permits CMT to grant sublicenses. Under the terms of the license agreement, CMT is required to diligently develop, manufacture, and sell any products licensed under the agreement. CMT paid the University an initial license fee within 30 days of entering into the agreement. CMT is also required to pay annual license maintenance fees on each anniversary date of the agreement, which maintenance fees would be credited toward any earned royalties for any given period. The License Agreement provides for payment of various milestone payments and earned royalties on the net sales of licensed products by CMT or any sub licensee. CMT is also required to reimburse the University for any future costs associated with maintaining the patent. CMT may terminate the license agreement for any reason upon 90 days’ written notice and the University may terminate the agreement in the event CMT fails to meet its obligations set forth therein, unless the breach is cured within 30 days of the notice from the University specifying the breach. CMT is also obligated to indemnify the University against claims arising due to the exercise of the license by CMT or any sub licensee. As of December 31, 2019, no amounts are currently due to the University.

The Company estimates that the patent expires in February 2026 and has elected to amortize the patent through the period of expiration on a straight-line basis. Amortization expense of $1,172 was recorded for the year ended December 31, 2019. As of December 31, 2019, the carrying value of the patent was $6,428. The Company expects to amortize approximately $1,172 annually through 2026 related to the patent costs.

Lower Back Patent – The Company, through its subsidiary StemSpine, LLC, acquired a patent from CMH, a related company, on May 17, 2017, covering the use of various stem cells for the treatment of lower back pain from pursuant to a Patent Purchase Agreement, which was amended in November 2017. As amended, the agreement provides the following:

•	The Company is required to pay CMH $100,000 within 30 days of demand as an initial payment.

•	In the event the Company determines to pursue the technology via use of autologous cells, the Company will pay CMH:

o	$100,000 upon the signing agreement with a university for the initiation of an IRB clinical trial.

o	$200,000, upon completion of the IRB clinical trial.

o	$300,00 in the event we commercialize the technology via use of autologous cells by a physician without a clinical trial.

•	In the event the Company determines to pursue the technology via use of allogenic cells, the Company will pay CMH:

o	$100,000 upon filing an IND with the FDA.

o	$200,000 upon dosing of the first patient in a Phase 1-2 clinical trial.

o	$400,000 upon dosing the first patient in a Phase 3 clinical trial.

•	Payment may be made in cash or shares of our common at a discount of 30% to the recent trading price.

•	In the event the Company’s shares of common stock trade below $0.01 per share for two or more consecutive trading days, the number of any shares issuable as payment doubles.

•	For a period of five years from the date of the first sale of any product derived from the patent, the Company is required to make royalty payments of 5% from gross sales of products, and 50% of sale price or ongoing payments from third parties for licenses granted under the patent to third parties.

The patent expires on May 19, 2027 and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $10,000 was recorded for the year ended December 31, 2019. As of December 31, 2019, the carrying value of the initial patent license was $75,000. The Company expects to amortize approximately $10,000 annually through 2027 related to the patent costs.

In November, 2019, following a successful international pilot study, the Company elected to initiate commercialization of the StemSpine procedure using autologous stem cells. As a result, the Company is obligated to pay CMH $300,000 pursuant to the Patent Purchase Agreement as described above. The Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $5,806 was recorded for the year ended December 31, 2019. As of December 31, 2019, the carrying value of the patent was $294,194. The Company expect to amortize approximately $46,000 annually through 2027 related to the patent costs.

As of December 31, 2019, future expected amortization of these assets is as follows:

For the year ended December 31,

2020	67,211
2021	67,211
2022	67,211
2023	67,211
2024	67,211
Thereafter	100,500
Total	$436,555

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has incurred a monetary obligation to a related corporation to reimburse the cost of services provided to the Company (management and consulting) through December 31, 2019. Each of the Company’s executive officers is employed by CMH, and will continue to receive his or her salary or compensation from CMH. The Company has an agreement with CMH which obligates the Company to reimburse CMH $35,000 per month for such services beginning January 2016. On November 17, 2017, the Company entered into an amended Management Reimbursement Agreement dated November 17, 2017, with Creative Medical Technologies, Inc. (“CMT”), the wholly owned subsidiary of the Company, and with Creative Medical Health, Inc., the parent of the Company (“CMH”). The Agreement memorializes the arrangement between the parties whereby the Company has, since January 1, 2016, reimbursed CMH $35,000 per month for the services of management and consultants employed by CMH and performing services for the Company and CMT. At the option of CMH, the reimbursable amounts set forth in the Agreement may be paid from time to time in shares of common stock of the Company at a price equal to a 30% discount to the lowest closing price during the 20 trading days prior to time the notice is given. The Agreement may be terminated by either party upon 30 days’ prior written notice. The agreement was amended in December 2018 to increase the monthly reimbursement from $35,000 to $45,000 effective January 1, 2019 and thereafter.

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

As of December 31, 2019 and 2018, amounts due to CMH under the arrangement were $82 and $198,082 respectively.

During 2016, the Company entered into three note payable agreements with CMH in which the proceeds were used in operations. The notes payable were dated February 2, 2016, May 1, 2016 and May 18, 2016 and resulted in borrowings of $50,000, $50,000 and $25,000, respectively. Notes payable of $50,000 mature on April 30, 2018, $50,000 on July 31, 2018 and $25,000 on May 18, 2018. On May 4, 2017, CMT and CMH entered into a Note Extension and Limited Waiver Agreement whereby the parties extended the maturity date of the 8% Promissory Note dated February 2, 2016, in the principal amount of $50,000, from April 30, 2017, to April 30, 2018, and CMH waived the nonpayment of the Note by CMT on the original maturity date. On extension, CMT paid to CMH accrued interest related to the extended note of $4,050. On July 31, 2017, CMT and CMH entered into a Note Extension and Limited Waiver Agreement whereby the parties extended the maturity date of the 8% Promissory Note dated May 1, 2016, in the principal amount of $50,000, from July 31, 2017, to July 31, 2018, and CMH waived the nonpayment of the Note by CMT on the original maturity date. On extension, CMT paid to CMH accrued interest related to the extended note of $4,050. The notes incur interest at 8% per annum on the outstanding balance of the notes. As of December 31, 2019, accrued, unpaid interest was $0.

On April 11, 2018, CMH converted $136,003 of principal and accrued interest into 65,702 common shares. As of December 31, 2019, the Company had fulfilled all the obligations of the notes.

On August 12, 2016, CMH advanced the Company $2,000 for operations. The amount is due on demand and does not incur interest.

On May 17, 2017, StemSpine, LLC (“StemSpine”), a newly formed Nevada limited liability company and wholly owned subsidiary of Creative Medical Technologies, Inc. (“CMT”), the wholly owned subsidiary of the Company, entered into a Patent Purchase Agreement dated May 17, 2017 (the “Agreement”), with Creative Medical Holdings, Inc. (“CMH”).

To date, the Company has paid CMH the $100,000 obligation of the initial payment due under this agreement, by a $50,000 cash payment and the issuance of 3,333,333 shares of common stock on December 12, 2019. On December 31, 2019 the Company paid CMH $50,000 of the $200,000 obligation from the second payment due under this agreement through the issuance of 66,667 shares of common stock.

See Note 2 for discussion of an additional related party transactions with CMH relating the purchase of our ED patent in 2016 and our StemSpine® patent in 2017.

NOTE 4 – DEBT

During 2018, the Company entered into convertible note agreements with accredited lenders for an aggregate principal amount of $2,084,750 for which $1,804,927 of proceeds were received. The notes are convertible into shares of the Company’s common stock at conversion prices ranging from 60% to 65% of the average of the two lowest traded prices of the Company’s common stock during the previous 15 trading days preceding the conversion date, the lowest trade price during the previous 20 trading days, or the volume weighted average price over the prior 15 trading days. The loans are evidenced by promissory notes and bear interest at a range of 8% to 12%. The loan maturity dates ranged from January 9, 2019 through November 15, 2019. The Company amortized the on-issuance discounts of $1,194,357 to interest expense using the straight-line method over the original terms of the loans. During 2018, the Company amortized $1,265,894 to interest expense. As of December 31, 2018, a discount of $374,124 remained.

During 2018, the Company issued an aggregate of 3,066,284 shares upon the conversion of $1,004,683 of outstanding principal, interest and fees on existing, outstanding notes and 2,186,463 shares upon the cashless exercise of 2,344,727 warrants.

During the year ended December 31, 2018, the Company incurred $57,004 in pre-payment premiums associated with the extinguishment of $480,142 in principal that was recorded as interest expense.

During 2019, we issued $1,572,400 in convertible notes to accredited investors with net proceeds of $1,302,795. The notes mature from February through October of 2020 and bear interest at rates ranging from 2% to 11%. In February 2019, we entered into three separate exchange agreements with holders of common stock purchase warrants issued by the Company in September 2018 and November 2018. Under each exchange agreement, the Company issued a convertible promissory note in the principal amount of $100,000 to the warrant holder party to such exchange agreement in exchange for the cancellation of common stock purchase warrants held by such warrant holder, initially exercisable for an aggregate of 21,553 shares of the Company’s common stock. The notes are convertible into shares of the Company’s common stock at conversion prices ranging from 60% to 66% of the average of the two lowest traded prices of the Company’s common stock during the previous 15 trading days preceding the conversion date, the lowest trade price during the previous 20 trading days, or the volume weighted average price over the prior 15 trading days. The loans are evidenced by promissory notes and bear interest in a range of 8% to 11%. The loan maturity dates range from February 19, 2020 through October 11, 2020. The Company is amortizing the on-issuance discounts of $1,194,357 to interest expense using the straight-line method over the original terms of the loans. During 2019 the Company amortized $1,613,226 to interest expense. As of December 31, 2019, a discount of $374,124 remained.

During 2019, the Company issued an aggregate of 11,873,057 shares upon the conversion of $1,501,275 of outstanding principal, interest and fees on existing, outstanding notes and 531,247 shares upon the cashless exercise of 594,051 warrants.

During the year ended December 31, 2019, the Company incurred $41,699 in pre-payment premiums associated with the extinguishment of $313,111 in principal that was recorded as interest expense.

As of December 31, 2019, future loan maturities are as follows:

For the year ending December 31,

2020	1,623,165

NOTE 5 – DERIVATIVE LIABILITIES

Derivative Liabilities

In connection with convertible notes payable and the related party management fee and patent liability, the Company records derivative liabilities for the conversion feature. In addition, the Company has warrants for which the exercise prices reset upon future events. These warrants are also considered to be derivative liabilities. The derivative liabilities are valued on the date the convertible note payable and the related party liabilities become convertible and revalued at each reporting period. The warrants are valued on the date of issuance and revalued at each reporting period. During the year ended December 31, 2019, the Company recorded initial derivative liabilities of $2,794,910 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.05 to $3.09, our stock price on the date of grant of $0.06 to $2.78, expected dividend yield of 0% , expected volatility of 87.61% to 103.96%, risk free interest rate of 1.56% to 2.55% and expected terms ranging from 1.0 to 5.0 years. Upon initial valuation, the derivative liability exceeded the face value certain of the convertible note payables by approximately $1,215,985, which was recorded as a day one loss on derivative liability.

On December 31, 2019, the derivative liabilities were revalued at $6,847,877 resulting in a loss of $3,512,648 related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following average assumptions: an exercise price of $0.02 to $0.59, our stock price on the date of valuation $0.05, expected dividend yield of 0%, expected volatility of 93.84% to 103.96%, risk-free interest rate of 1.62%, and expected terms ranging from 0.50 to 4.58 years.

The market value of common stock at the above measurement dates is based on the Company’s closing price quoted by OTC Markets.

The risk-free interest rate assumption is based upon observed interest rates on the United States government securities appropriate for the expected term of the instruments.

The expected term is the contractual life of the instrument.

The volatility was estimated using the historical volatility of the Company’s common stock.

The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The Company has never declared or paid any cash dividends on its common stock, and the Company does not anticipate paying any cash dividends in the foreseeable future.

Future Potential Dilution

Most of the Company’s convertible notes payable contain adjustable conversion terms with significant discounts to market. As of December 31, 2019, the Company’s convertible notes payable are potentially convertible into an aggregate of approximately 176 million shares of common stock. In addition, due to the variable conversion prices on some of the Company’s convertible notes, the number of common shares issuable is dependent upon the traded price of the Company’s common stock.

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

In July and September 2016, the Company granted 10-year options to two parties for accepting appointment to the Company’s scientific advisory board. Each award consisted of options to purchase up to 1,667 shares at $26.25 per share. The options vest at a rate of 333 on each anniversary date of the respective grants. The options are accounted for as non-employee stock options and thus revalued for reporting purposes at the end of each quarter. During 2019 and 2018, the fair market value of the options was insignificant to the financial statements.

The fair value of each option award is estimated using the Black-Scholes valuation model. Assumptions used in calculating the fair value during the year ended December 31, 2019 were as follows:

Weighted Average Inputs Used
Annual dividend yield	$-
Expected life (years)	5.05-5.24
Risk-free interest rate	1.62%
Expected volatility	96.20%
Common stock price	$0.05

Since the expected life of the options was greater than the Company’s historical stock information available, the Company determined the expected volatility based on price fluctuations of comparable public companies.

Stock based compensation for the years ended December 31, 2019 and 2018 was $0, and included with general and administrative expenses. As of December 31, 2019, future estimated stock-based compensation expected to be recorded was estimated to be $0.

Option activity for the years ended December 31, 2019 and 2018 consists of the following:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2017	3,333	$26.25	8.65
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2018	3,333	$26.25	7.65
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2019	3,333	$26.25	6.65
Vested, December 31, 2019	1,333	$26.25	6.65

There were no options issued during the year ended December 31, 2019.

See Note 2 for discussion related to the issuance of common stock in connection with licensing agreements. See Note 4 and 5 for discussion regarding warrants issued with a convertible note payable.

NOTE 7 – STOCKHOLDERS’ DEFICIT

During 2018, the Company entered into convertible loan agreements with third parties that included 505,838 5-year warrants to purchase a share of common stock at prices ranging from $0.39 to $13.20. On the date of issuance, the Company accounted for the conversion feature on the warrants as derivative liabilities, see Note 5. Derivative accounting applies as the number of warrants and the conversion prices are variable and do not have a floor as to the number of common shares in which could be converted. For the year ended December 31, 2018 the initial issuance of 505,838 warrants were increased by 2,629,883 to reflect the terms of the warrant agreement. For the year ended December 31, 2018, 2,344,727 warrants were converted into 2,186,463 common shares through cashless conversions. As of December 31, 2018, 947,167 warrants remained.

Assumptions used in calculating the fair value of the warrants issued in 2018 were as follows:

Range of
Inputs Used
Annual dividend yield	$-
Expected life (years)	5.00
Risk-free interest rate	2.03% to 2.94%
Expected volatility	89.93% to 195.00%
Common stock price	$0.44 to $4.05

During 2019, the Company entered into convertible loan agreements with third parties that included 242,841 5-year warrants to purchase a share of common stock at initial prices ranging from $0.59 to $3.09. On the date of issuance, the Company accounted for the conversion feature on the warrants as derivative liabilities, see Note 5. Derivative accounting applies as the number of warrants and the conversion price are variable and do not have a floor as to the number of common shares in which could be converted. For the year ended December 31, 2019, outstanding warrants were increased by 4,549,975 to reflect the terms of the warrant agreement. For the year ended December 31, 2019, 594,051 warrants were converted into 531,247 common shares through cashless conversions. As of December 31, 2019, 5,044,260 warrants remained.

Assumptions used in calculating the fair value of the warrants issued in 2019 were as follows:

Range of
Inputs Used
Annual dividend yield	$-
Expected life (years)	5.00
Risk-free interest rate	1.56% to 2.23%
Expected volatility	85.25% to 92.64%
Common stock price	$0.59 to 1.52

Warrant activity for the years ended December 31, 2019 and 2018 consists of the following:

	Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2017	156,173	$1.05	4.40
Issued	505,838
Exercises	(2,344,727)
Anti-Dilution Modifications	2,629,883
Forfeiture/Cancellations	-		-
Outstanding, December 31, 2018	947,167	$0.71	4.22
Issued	242,864
Exercises	(594,051)
Anti-Dilution Modifications	4,549,975		-
Forfeiture/Cancellations	(101,695)		-
Outstanding, December 31, 2019	5,044,260	$0.09	3.08
Vested, December 31, 2019	5,044,260	$0.09	3.08

See Note 2 for discussion related to the issuance of common stock in connection with licensing agreements.

See Note 3 for discussion related to the issuance of common stock to a related party for cash.

NOTE 8 – INCOME TAXES

The provision for income tax expense consists of the following at December 31, 2019 and 2018:

	2019	2018
Income tax provision attributable to:
Federal	$(272,800)	$248,516
State and local	(75,792)	(234,666)
Valuation allowance	348,592	(13,850)
Net provision for income tax	$-	$-

Deferred tax assets consist of the following at December 31, 2019 and 2018:

	2019	2018
Deferred tax asset attributable to:
Net operating loss carryover	$1,347,378	$1,052,992
Accrued management fees, related party	80,525	26,319
Valuation allowance	(1,427,903)	(1,079,311)
Net deferred tax asset	$-	$-

The primary difference between the statutory federal rate and the Company’s effective tax rate for the year ended December 31, 2018 was due to the 100% valuation allowance. The following is a reconciliation of the statutory federal rate and the Company’s effective tax rate for the year ended December 31, 2019:

	2019	2018
Tax at federal statutory rate	21.0%	34.0%
State, net of federal benefit	0.9%	1.7%
Change in temporary differences	(0.0)%	(3.1)%
Permanent differences	(17.9)%	(28.9)%
Valuation allowance	(4.0)%	(3.7)%
Provision for taxes	-

As of December 31, 2019, the Company had federal and state gross net operating loss carryforwards of approximately $5.3 million. The federal and state net operating losses and tax credits expire in years beginning in 2036. Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. To date, the Company hasn’t experienced “ownership changes” under section 382 of the Code and comparable state tax laws. As of December 31, 2019, the Company estimates that none of the federal and state net operating losses will be limited under Section 382 of the Code.

As of December 31, 2019, and 2018, the Company maintained a full valuation allowance on its net deferred tax assets. The valuation allowance was determined in accordance with the provisions of ASC 740, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. The Company’s history of cumulative losses, along with expected future U.S. losses required that a full valuation allowance be recorded against all net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

The applicable federal and state rates used in calculating the deferred tax provision was 21.9% and 35.7%, respectively. The Tax Cuts and Jobs Act reduced the federal corporate tax rate used in calculating the deferred income tax liability from 35% to 21%, as a result, the Company has deferred income tax liabilities for this reduction. This resulted in a one-time reduction of $522,875 to the income tax provision for the year ended December 31, 2018.

The Company files income tax returns in the U.S. and Arizona. All years presented remain subject to examination for U.S. federal and state purposes. The Company is not currently under examination in federal or state jurisdictions.

NOTE 9 – SUBSEQUENT EVENTS

The Board of Directors and stockholders of the Company approved a reverse stock split of the Company’s common stock, par value of $0.001 per share, at a ratio of 1-for-150. A Certificate of Amendment was filed by the Company with the Secretary of State of the State of Nevada on January 28, 2020 for the reverse stock split, and it became effective February 3, 2020.  All share and earnings per share information have been retroactively adjusted to reflect the stock split and the incremental par value of the newly issued shares was recorded with the offset to additional paid-in capital.

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a "Public Health Emergency of International Concern" and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the COVID-19 include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The COVID-19 and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effect will be to the company, to-date, the Company is experiencing a reduction in revenues due to the prioritization of medical resources to address the COVID-19 outbreak. In several of our markets, all non-essential (including elective) procedures have been placed on hold. While this has a negative financial impact to our revenues, there have been the same reductions to our costs. Additionally, since the Company maintains no inventory and require nearly all of customers to pre-pay, there is no risk to receivables or inventory write-downs. The company expects existing orders temporarily on hold and continued sales, training and patient treatments will resume once the physician’s offices are back to being fully operational.

In February 2020, the Company completed the sale of an 10% Original Issue Discount Senior Convertible Note to an institutional investor pursuant to a Securities Purchase Agreement between the Company and the investors. The transaction was effected pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506(b) promulgated thereunder. Pursuant to the Purchase Agreement, for an aggregate purchase price of $65,278, the Investor purchased the note in the aggregate principal amount of $70,500. The note matures on February, 2021, bears interest at a rate of 8% per annum, and is convertible into shares of the Company’s common stock at a conversion price equal to 61% of the average of the two lowest traded price of the Company’s common stock during the 15 trading days preceding the applicable conversion date.

On March 19, 2020, following the approval of the Board of Directors of the Company filed a Certificate of Amendment to the Certificate of Designation of the Company’s Series A Preferred Stock with the Secretary of State of the State of Nevada (the “Certificate of Amendment”). The Certificate of Amendment increased the voting power of the Series A Preferred Stock to 30 votes per share from 6.67 votes per share. The Company has 3,000,000 shares of Series A Preferred Stock outstanding, all of which are held by Timothy Warbington.

Conversion Notice

From January 1, 2020 through March 13, 2020, we issued 38,409,557 shares of common stock for the conversion of $273,808 in convertible note principal, interest and fees.

NOTE 10 – CONTINGENCIES

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019.

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

Management assessed our internal control over financial reporting as of December 31, 2019, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 2013 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting were effective, as of December 31, 2019, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information concerning our directors and executive officers:

Name	Position	Age
Executive Officers :
Timothy Warbington	President and Chief Executive Officer	58
Donald Dickerson	Chief Financial Officer & Senior Vice-President	55
Directors :
Timothy Warbington	Director	58
Thomas Ichim, PhD	Director	43
Amit Patel, MD	Director	47
Donald Dickerson	Director	55

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

Dr. Thomas Ichim. Dr. Ichim has served as a director since February 2016, and has served as a director of CMH, and as President of the Biotech Division, since October 2011. From 2007 until 2015 he served as Chief Science Officer, Chief Executive Officer, and President, and was a director, of MediStem Inc., a San Diego-based company engaged in development of endometrial regenerative cells which was acquired in 2014 by Intrexon Corporation for $26,000,000. From 2004 until 2007 he served as program manager for biorasi LLC, a clinical research organization. He also served as a director of Regen BioPHarma, Inc., a publicly traded biotechnology company, from 2012 until 2015. In 2005 Dr. Ichim received his PhD in Immunology from University of Sciences Arts and Technology, Olveston Monserrat; in 1999 he received a MSc in Microbiology and Immunology from University of Western Ontario, London, Ontario, Canada; and in 1994 he received a BSc in Biology from the University of Waterloo, Waterloo, Ontario, Canada.

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

Dr. Amit N. Patel. Dr. Patel has served as a director of CMT since February 2016 and a director of CMH since October 2011. He has been a practicing heart surgeon since 2008. Dr. Patel received his medical degree in 1998 from Case Western Reserve University, Cleveland, Ohio. He is currently licensed and practicing cardio-thoracic surgeon in Florida. Dr. Patel has an MD from Case Western Reserve University. He is also a director of Jadi Cell, LLC.

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

Delinquent Section 16(a) Reports

The were no persons who, at any time during the fiscal year ended December 31, 2019, was a director, executive officer, or beneficial owner of more than 10% of our common stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year

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

Item 11. Executive Compensation

Timothy Warbington has served as our Chief Executive Officer from May 18, 2016 until the present. Neither Mr. Warbington nor any other person received compensation from us during the years ended December 31, 2019 or 2018, which would be reportable pursuant to this item.

Timothy Warbington and Donald Dickerson served as our only principal executive and financial officers, respectively, during 2019. Neither Mr. Warbington nor Mr. Dickerson received compensation from us or any subsidiary during the years ended December 31, 2019 or 2018, for services rendered in any capacities to the Company or its subsidiaries which would be reportable pursuant to this item. Except as described below, we have not entered into any employment or compensation agreements or arrangements with Messrs. Warbington, and Dickerson for their services as named executive officers (or directors) of our company. Each of these persons is employed by CMH and will continue to receive his salary from CMH for services performed for CMT and our company, and its subsidiaries. We have agreed to reimburse CMH for the services performed for our company by CMH employees beginning January 1, 2016.

Equity Awards

No equity awards were outstanding or held by our named executive officers for the year ended December 31, 2019.

Compensation of Directors

Except as described below, we have not entered into any employment or compensation agreements or arrangements with Messrs. Ichim and Patel for their services as directors of our company. Each of these persons is employed by CMH and will continue to receive his salary from CMH for services performed for CMT and our company, and its subsidiaries. We have agreed to reimburse CMH for the services performed for our company by CMH employees beginning January 1, 2016 and amended in 2017 and 2018. The following table sets forth the amount of monthly compensation expense we have agreed to reimburse to CMH for our officers and directors:

Name	Position	Monthly Reimbursement
Timothy Warbington	Chief Executive Officer, Director	$20,000

Name	Position	Monthly Reimbursement
Thomas Ichim	Director	$5,000
Amit Patel	Director	$5,000
Donald Dickerson	Chief Financial Officer, Director	$15,000

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table and footnotes thereto sets forth information regarding the number of shares of common stock beneficially owned by (i) each director and named executive officer of our company, (ii) each person known by us to be the beneficial owner of 5% or more of its issued and outstanding shares of common stock, and (iii) all named executive officers and directors of the Company as a group. In calculating any percentage in the following table of common stock beneficially owned by one or more persons named therein, the following table assumes 59,803,896 shares of common stock issued and outstanding. Unless otherwise further indicated in the following table, the footnotes thereto and/or elsewhere in this report, the persons and entities named in the following table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name, subject to community property laws, where applicable. Unless as otherwise indicated in the following table and/or the footnotes thereto, the address of each person beneficially owning in excess of 5% of the outstanding common stock named in the following table is: 3008 W Lupine Avenue, Phoenix, Arizona 85029.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (1)
Named Executive Officers and Directors
Timothy Warbington	79,559,603	(2)(7)	59.02%
Donald Dickerson	8,622		0.014%
Thomas Ichim PhD	17,244	(3)	0.01%
Amit Patel, MD	25,867	(4)	0.02%
Executive Officers and Directors as a Group (4 Persons)	79,611,336		59.06%
5% Beneficial Holders
Creative Medical Health, Inc. (5) 2008 W Lupine Ave Phoenix, AZ 85029	79,516,491	(6)	58.09%

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this report.

(2)	Includes 79,516,491 shares beneficially owned by Creative Medical Health, Inc., for which Mr. Warbington serves as President and Chief Executive Officer.

(3)	These shares are held by Biotech Holdings LLC, a limited liability company controlled by Mr. Ichim.

(4)	These shares are held by Jadi Cells, LLC, a limited liability company controlled by Mr. Patel.

(5)	Mr. Warbington, as President and CEO, has voting and investment power over these shares which are included in shares beneficially owned by him above.

(6)	As of March 13, 2020, If the $300,000 unpaid StemSpine payable for which are convertible into 75,000,000 common shares pursuant to the StemSpine purchase agreement.

(7)	In January 2018, Mr. Warbington received 3,000,000 Series A Preferred shares to retire outstanding debt. Each share of Series A Preferred Stock has the right to cast 6.67 votes per share. When the 3,000,000,000 votes are taken into account, Mr. Warbington accounts for 64.31% of the voting shares.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

On November 17, 2017, the Company entered into a Management Reimbursement Agreement with CMT, the wholly owned subsidiary of the Company, and with CMH, a principal stockholder of the Company. The Agreement memorializes the arrangement between the parties whereby the Company has, since January 1, 2016, reimbursed CMH $35,000 per month for the services of management and consultants employed by CMH (including the Company’s Chief Executive Officer and Chief Financial Officer) and performing services for the Company and CMT. At the option of CMH, the reimbursable amounts set forth in the Agreement may be paid from time to time in shares of common stock of the Company at a price equal to a 30% discount to the lowest closing price during the 20 trading days prior to time the notice is given. The Agreement may be terminated by either party upon 30 days’ prior written notice. In January 2019, the Management Reimbursement Agreement was increased from $35,000 to $45,000 per month.

On January 12, 2018, the Company entered into a Debt Settlement Agreement with Timothy Warbington, our CEO, Chairman, and principal shareholder, and CMH, under which the Company issued 3,000,000 shares of Series A Preferred Stock to Mr. Warbington in exchange for the cancellation of $150,000 of debt owed by the Company to CMH, which CMH in turn was obligated to pay Mr. Warbington. Each share of Series A Preferred Stock has the voting power of 6.6 shares of common stock (or an aggregate of 20,000,000 shares of common stock), and as such provides Mr. Warbington with substantial control over all matters subject to a vote of our shareholders

See Note 2 for discussion of an additional related party transactions with CMH relating the purchase of our ED patent in 2016 and our StemSpine patent in 2017

Parent of the Company

Management believes that both Tim Warbington and CMH would be deemed parents of the Company by virtue of the number of voting shares owned by or potentially issuable to each person. Mr. Warbington holds preferred shares entitling him to cast 58.99% of the voting control of the Company and 100% of the outstanding shares of CMH. In addition, CMH is entitled to convert its outstanding receivable associated with StemSpine into approximately 20,000,000 common shares.

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

Item 14. Principal Accountant Fees and Services

Fees Paid

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants, Haynie & Company, for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2019 were $71,000 and $67,700 for the year ended December 31, 2018.

Audit-Related Fees

There aggregate fees billed for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the years ended December 31, 2019 and 2018 were $0 and $500.

Tax Fees

There were no fees billed for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning in the years ended December 31, 2019 and 2018.

All Other Fees

There were no other fees billed for products or services provided by the principal accountants, other than those previously reported above, for the years ended December 31, 2019 and 2018.

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

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2019 and 2018.

Consolidated Statements of Operations for the years ended December 31, 2019 and 2018.

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2019 and 2018.

Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018.

Notes to Consolidated Financial Statements.

Item 16. Form 10-K Summary

None

Exhibits

The following exhibits are included with this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here- with
3.1	Articles of Incorporation					X
3.2	Bylaws	10	000-53500	3.2	11/18/08
3.6	Series A Preferred Stock Certificate of Designation	8-K	000-53500	3.1	1/16/18
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X
10.23	Clinical Trial Agreement dated September 19, 2016 between Creative Medical Technologies, Inc. and LABIOMED	10-Q	000-53500	10.3	11/10/16
10.24	Note Extension and Limited Waiver Agreement dated May 4, 2017 between CMT and CMH	10-Q	000-53500	10.1	5/10/17
10.25	Patent Purchase Agreement dated May 17, 2017	10-Q	000-53500	10.1	8/14/17
10.26	Amendment and Waiver dated November 14, 2017, to the Patent Purchase Agreement	8-K	000-53500	99.1	11/16/17
10.27	Management Reimbursement Agreement dated November 17, 2017	8-K	000-53500	99.1	11/17/17
10.28	Code of Business Conduct and Ethics					X
16.1	Letter from Heaton & Company, PLLC, dated May 18, 2016	8-K	000-53500	16.1	5/19/16
21.1	Subsidiaries	S-1	333-214741	21.1	11/21/16
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

Date: April 3, 2020	By:	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: April 3, 2020	By:	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Timothy Warbington	Director & Chairman	April 3, 2020
Timothy Warbington

/s/ Donald Dickerson	Director	April 3, 2020
Donald Dickerson

/s/ Thomas Ichim, PhD	Director	April 3, 2020
Thomas Ichim, PhD

/s/ Amit Patel, MD	Director	April 3, 2020
Amit Patel, MD

