Form 10-Q
period 2020-03-31
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2020-05-15
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on May 11, 2020, was 144,855,448.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash	$38,327	$88,648
Accounts receivable	8,400	5,600
Inventory	2,800	-
Total Current Assets	49,527	94,248

OTHER ASSETS
Licenses, net of amortization	419,783	436,555
TOTAL ASSETS	$469,310	$530,803

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$386,565	$320,785
Accrued expenses	137,574	120,492
Management fee and patent liability - related party	244,345	240,082
Convertible notes payable, net of discount of $439,374 and $560,899, respectively	1,031,360	1,062,266
Advances from related party	10,800	10,800
Derivative liabilities	1,840,921	6,847,877
Total Current Liabilities	3,651,565	8,602,302

TOTAL LIABILITIES	3,651,565	8,602,302

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 7,000,000 and 7,000,000 shares authorized, no shares issued and outstanding at March 31, 2020 and December 31, 2019	-	-
Series A preferred stock, $0.001 par value, 3,000,000 shares authorized, 3,000,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	3,000	3,000
Common stock, $0.001 par value, 6,000,000,000 shares authorized; 85,760,727 and 22,493,046 issued and 85,756,727 and 22,489,046 outstanding at March 31, 2020 and December 31, 2019, respectively	85,757	22,489
Additional paid-in capital	18,551,514	17,468,018
Accumulated deficit	(21,822,526)	(25,565,006)
TOTAL STOCKHOLDERS' DEFICIT	(3,182,255)	(8,071,499)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$469,310	$530,803

The accompanying notes are an integral part of these condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019

Revenues	$42,100	$50,800

Cost of revenues	14,196	14,239

Gross profit	27,904	36,561

OPERATING EXPENSES
Selling, general and administrative	346,168	281,974
Amortization of patent costs	16,772	5,286
TOTAL EXPENSES	362,940	287,260

Operating loss	(335,036)	(250,699)

OTHER INCOME/(EXPENSE)
Interest expense	(323,223)	(454,542)
Loss on extinguishment of convertible notes	-	(357,292)
Change in fair value of derivatives liabilities	4,400,739	265,167
Total other income (expense)	4,077,516	(546,667)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	3,742,480	(797,366)

Provision for income taxes	-	-

NET INCOME (LOSS)	$3,742,480	$(797,366)

BASIC NET INCOME (LOSS) PER SHARE	$0.09	$(0.12)

DILUTED NET INCOME (LOSS) PER SHARE	$0.00	$(0.12)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	40,746,192	6,437,865

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	776,604,919	6,437,865

The accompanying notes are an integral part of these condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,742,480	$(797,366)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization	16,772	5,286
Amortization of debt discounts	289,825	396,240
Change in fair value of derivatives liabilities	(4,400,739)	(265,167)
Loss on extinguishment of convertible notes payable		357,292
Changes in assets and liabilities:
Accounts receivable	(2,800)	9,437
Inventory	(2,800)	-
Accounts payable	65,780	10,961
Accrued expenses	46,898	55,302
Management fee payable	49,263	(45,000)
Net cash used in operating activities	(195,321)	(273,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on convertible notes payable	-	(168,300)
Prepayment premiums paid on convertible notes payable	-	(19,154)
Proceeds from convertible notes payable	145,000	575,890
Net cash provided from financing activities	145,000	388,436

NET INCREASE (DECREASE) IN CASH	(50,321)	115,421
BEGINNING CASH BALANCE	88,648	304,056
ENDING CASH BALANCE	$38,327	$419,477

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$6,000	$2,357
Cash payments for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of notes payable, accrued interest and derivative liabilities into common stock	$1,101,764	$1,187,223
Conversion of management fees and patent liability into common stock	$45,000	$-
Discounts on convertible notes due to derivative liabilities	$145,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

							Total
	Series A Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
December 31, 2019	3,000,000	$3,000	22,489,046	$22,489	$17,468,018	$(25,565,006)	$(8,071,499)

Common stock issued for related party management liabilities	-	-	2,250,000	2,250	42,750	-	45,000

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	4547-	61,016,388	61,016	289,531	-	350,547

Relief of derivative liabilities	-	-	-	-	751,217	-	751,217

Difference in shares from reverse stock split	-	-	1,293	2	(2)	-	-

Net income	-	-	-	-	-	3,742,480	3,742,480

March 31, 2020	3,000,000	$3,000	85,756,727	$85,757	$18,551,514	$(21,822,526)	$(3,182,255)

							Total
	Series A Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
December 31, 2018	3,000,000	$3,000	6,018,075	$6,018	$13,077,678	$(17,081,333)	$(3,994,637)

Common stock issued for cashless warrant exercise	-	-	474,486	474	(474)	-	-

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	224,029	225	168,750	-	168,975

Relief of derivative liabilities	-	-	-	-	1,018,248	-	1,018,248

Net loss	-	-	-	-	-	(797,366)	(797,366)

March 31, 2019	3,000,000	$3,000	6,716,590	$6,717	$14,264,202	$(17,878,699)	$(3,604,780)

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

Introductory Comment

Unless otherwise indicated, any reference to “our company”, “we”, “us”, or “our” refers to Creative Medical Technology Holdings, Inc., and as applicable to its wholly owned subsidiary, Creative Medical Technologies, Inc., a Nevada corporation (“CMT”).

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Creative Medical Technology Holdings, Inc., is considered to be a commercial stage company, following the commencement of sales of disposable kits used in our Caverstem® procedure to treat ED in the fourth quarter of 2017 and sales of our FemCelz procedure for vaginal rejuvenation that commenced in the second quarter of 2019. Our fiscal year end is December 31st. We have acquired the licensing rights for our Amniostem amniotic-based stem cell product, purchased the patent for our ED and lower back pain procedures, and filed patent applications for our other urological and neurological treatments.

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2020 and for the three-month period then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The operations for the three-month period ended March 31, 2020, are not necessarily indicative of the operating results for the full year.

Going Concern – The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the three-month period ended March 31, 2020, the Company had negative cash flows from operating activities of $195,321 and had a working capital deficit of $3,602,038. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of equity securities. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Risks and Uncertainties - On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a "Public Health Emergency of International Concern" and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the COVID-19 include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The COVID-19 and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effect will be to the company, to-date, the Company is experiencing a reduction in revenues due to the prioritization of medical resources to address the COVID-19 outbreak. In several of our markets, all non-essential (including elective) procedures have been placed on hold. While this has a negative financial impact to our revenues, there have been the same reductions to our costs. Additionally, since the Company maintains no inventory and require nearly all of customers to pre-pay, there is no risk to receivables or inventory write-downs. The company expects existing orders temporarily on hold and continued sales, training and patient treatments will resume once the physician’s offices are back to being fully operational.

Revenue - We have adopted the new revenue recognition standards that went into effect on January 1, 2019. All revenues reported in 2019 and beyond reflect those standards. Adoption of the standards had no effect on the Company’s revenues.

Fair Value of Financial Instruments   - The Company’s financial instruments consist of cash and cash equivalents, convertible notes, and payables.  The carrying amount of cash and cash equivalents and payables approximates fair value because of the short-term nature of these items.

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of March 31, 2020, and December 31, 2019, the Company didn’t have any Level 1 or 2 financial instruments. The table below reflects the results of our Level 3 fair value calculations:

	Notes	Warrants	Total
Derivative liability at December 31, 2019	$6,659,055	$188,822	$6,847,877
Addition of new conversion option derivatives	286,409	-	286,409
Extinguishment/modification		-	-
Conversion of note derivatives	(751,217)	-	(751,217)
Change in fair value	(4,397,140)	(145,008)	(4,542,148)
Derivative liability at March 31, 2020	$1,797,107	$43,814	$1,840,921

Basic and Diluted Loss Per Share – The Company follows Financial Accounting Standards Board (“FASB”) ASC 260 Earnings per Share to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated, based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an award, if any, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the estimated tax benefits that would be recorded in paid-in capital, if any, when an award is settled are assumed to be used to repurchase shares in the current period. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

The following is a summary of outstanding securities which have been included in the calculation of diluted net income per share and reconciliation of net income to net income available to common stockholders for the three months ended March 31, 2020.

For the Three Months Ended March 31, 2020
Weighted average common shares outstanding used in calculating basic earnings per share	40,746,192
Effect of warrants	4,834,433
Effect of convertible notes payable	562,263,144
Effect of convertible related party management fee and patent liabilities	168,761,150
Weighted average common shares outstanding used in calculating diluted earnings per share	776,604,919

Net income as reported	$3,742,480
Add - Interest on convertible notes payable	49,714
Net income available to common stockholders	$3,792,194

The Company excluded 3,333 options and 209,827 warrants from the computation of diluted net income per share for the three months ended March 31, 2020 as their exercise prices were in excess of the average closing market price of the Company’s common stock during that period.

At March 31, 2019, the Company had various convertible notes payable convertible into approximately 2,610,764 shares of common stock. During the three-month period ended March 31, 2019, the Company had 3,333 options and 427,761 warrants to purchase common stock outstanding. The effects of the dilutive securities were anti-dilutive due to net loss during the three-month period ended March 31, 2019.

Recent Accounting Pronouncements – The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 2 – LICENSING AGREEMENTS

ED Patent – The Company acquired a patent from CMH. Amortization expense of $2,493 was recorded for the three-month periods ended March 31, 2020 and 2019. As of March 31, 2020 and December 31, 2019, the carrying value of the patent was $58,439 and $60,932, respectively. The Company expects to amortize approximately $9,972 annually through 2026 related to the patent costs.

Multipotent Amniotic Fetal Stem Cells License Agreement - In August 2016, CMT entered into a License Agreement with a University. This license agreement grants to CMT the exclusive right to all products derived from a patent for use of multipotent amniotic fetal stem cells composition of matter throughout the world during the period ending on the expiration date of the longest-lived patent rights under the patent. CMT paid the University an initial license fee within 30 days of entering into the agreement. CMT is also required to pay annual license maintenance fees on each anniversary date of the agreement, which maintenance fees would be credited toward any earned royalties for any given period. The License Agreement provides for payment of various milestone payments and earned royalties on the net sales of licensed products by CMT or any sub licensee. CMT is also required to reimburse the University for any future costs associated with maintaining the patent. CMT may terminate the license agreement for any reason upon 90 days’ written notice and the University may terminate the agreement in the event CMT fails to meet its obligations set forth therein, unless the breach is cured within 30 days of the notice from the University specifying the breach. CMT is also obligated to indemnify the University against claims arising due to the exercise of the license by CMT or any sub licensee. As of March 31, 2020 and December 31, 2019, no amounts are currently due to the University.

The Company estimates that the patent expires in February 2026 and has elected to amortize the patent through the period of expiration on a straight-line basis. Amortization expense of $294 was recorded for the three-month periods ended March 31, 2020 and 2019. As of March 31, 2020 and December 31, 2019, the carrying value of the patent was $6,135 and $6,429, respectively. The Company expects to amortize approximately $1,172 annually through 2026 related to the patent costs.

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

The patent expires on May 19, 2027 and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $2,500 was recorded for the three-month periods ended March 31, 2020 and 2019. As of March 31, 2020 and December 31, 2019, the carrying value of the initial patent license was $72,500 and $75,000, respectively. The Company expects to amortize approximately $10,000 annually through 2027 related to the patent costs.

In November, 2019, following a successful international pilot study, the Company elected to initiate commercialization of the StemSpine procedure using autologous stem cells. As a result, the Company is obligated to pay CMH $300,000 pursuant to the Patent Purchase Agreement as described above. The Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $11,485 was recorded for the three-month period ended March 31, 2020. As of March 31, 2020 and December 31, 2019, the carrying value of the patent was $282,709 and $294,194, respectively. The Company expect to amortize approximately $46,000 annually through 2027 related to the patent costs

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has incurred a monetary obligation to a related corporation to reimburse the cost of services provided to the Company (management and consulting) through December 31, 2019. Each of the Company’s executive officers is employed by CMH, and will continue to receive his or her salary or compensation from CMH. The Company has an agreement with CMH which obligates the Company to reimburse CMH $35,000 per month for such services beginning January 2016. On November 17, 2017, the Company entered into an amended Management Reimbursement Agreement dated November 17, 2017, with Creative Medical Technologies, Inc. (“CMT”), the wholly owned subsidiary of the Company, and with Creative Medical Health, Inc., the parent of the Company (“CMH”). The Agreement memorializes the arrangement between the parties whereby the Company has, since January 1, 2016, reimbursed CMH $35,000 per month for the services of management and consultants employed by CMH and performing services for the Company and CMT. At the option of CMH, the reimbursable amounts set forth in the Agreement may be paid from time to time in shares of common stock of the Company at a price equal to a 30% discount to the lowest closing price during the 20 trading days prior to time the notice is given. The Agreement may be terminated by either party upon 30 days’ prior written notice. The agreement was amended in December 2018 to increase the monthly reimbursement from $35,000 to $45,000 effective January 1, 2019 and thereafter. During the three months ended March 31, 2020 and 2019, the Company recorded $135,000 in expense in connection with this agreement.

As of March 31, 2020 and December 31, 2019, amounts due to CMH under the arrangement were $4,345 and $82, respectively..

See Note 2 for discussion of an additional related party transaction with CMH.

NOTE 4 – DEBT

During the three months ended March 31, 2020, we issued $168,300 in convertible notes to accredited investors with net proceeds of $145,000. The notes mature during February of 2021 and bear interest at rate of 8%. The notes are convertible into shares of the Company’s common stock at conversion prices ranging from 60% to 71% of the average of the two lowest traded prices or the lowest trade price of the Company’s common stock during the previous 15 trading days preceding the conversion date. The Company is amortizing the discount due to derivative liabilities and on-issuance discount totalling $168,300 to interest expense using the straight-line method over the original terms of the loans.

During the three months ended March 31, 2020 and 2019, the Company amortized $289,825 and $396,240, respectively, to interest expense. As of March 31, 2020, total discounts of $439,374 remained for which will be expensed through February 2021.

During the three months ended March 31, 2020, the Company issued an aggregate of 61,016,388 shares upon the conversion of $350,547 of outstanding principal, interest and fees on existing, outstanding notes.  During the three months ended March 31, 2019, the Company issued an aggregate of 224,029 shares upon the conversion of $168,975 of outstanding principal, interest and fees on existing, outstanding notes and 474,486 shares upon the cashless exercise of 527,384 warrants.

During the three months ended March 31, 2020, the Company incurred no pre-payment premiums as there was extinguishment of principal. During the three months ended March 31, 2019, the Company incurred $19,154 in pre-payment premiums associated with the extinguishment of $168,300 in principal that was recorded as interest expense.

As of March 31, 2020, future loan maturities are as follows:

For the year ended December 31,

2020	1,302,434
2021	168,300
Total	$1,470,734

NOTE 5 – DERIVATIVE LIABILITIES

Derivative Liabilities

In connection with convertible notes payable, the Company records derivative liabilities for the conversion feature. In addition, the Company has warrants for which the exercise prices reset upon future events. These warrants are also considered to be derivative liabilities. The derivative liabilities are valued on the date the convertible note payable become convertible and revalued at each reporting period. The warrants are valued on the date of issuance and revalued at each reporting period. During the three-months ended March 31, 2020, the Company recorded initial derivative liabilities of $286,409 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.0071 to $0.0158 our stock price on the date of grant of $0.0115 to $0.0365, expected dividend yield of 0%, expected volatility of 103.96%, risk free interest rate of 1.62%  and expected terms 1.0 year. Upon initial valuation, the derivative liabilities exceeded the face values certain of the convertible notes payable by approximately $141,409, which was recorded as a day one loss in derivative liability.

On March 31, 2020, the derivative liabilities were revalued at $1,840,921 resulting in a gain of $4,542,148 related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following average assumptions: an exercise price of $0.0025 to $3.0900 , our stock price on the date of valuation ($0.0045), expected dividend yield of 0%, expected volatility of 95% to 117%, risk-free interest rate of 1.62%, and an expected terms ranging from 0.5 to 4.3 years.

In connection with convertible notes converted, as disclosed in Note 4, the Company reclassed derivative liabilities with a fair value of $751,217 to additional paid-in capital for the three-month period ended March 31, 2020. The Company revalued the derivative liabilities at each conversion date recording the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted to the pre-conversion carrying value to additional paid-in capital.

Future Potential Dilution

Most of the Company’s convertible notes payable contain adjustable conversion terms with significant discounts to market. As of March 31, 2020, the Company’s convertible notes payable are potentially convertible into an aggregate of approximately 589 million shares of common stock. In addition, due to the variable conversion prices on some of the Company’s convertible notes, the number of common shares issuable is dependent upon the traded price of the Company’s common stock.

NOTE 6 – WARRANTS

From January 2020 through March 2020, the Company issued 0 warrants.

The fair value of each warrant is estimated using the Black-Scholes valuation model. Assumptions used in calculating the fair value at March 31, 2020 were as follows:

Weighted Average Inputs Used

Annual dividend yield	$-
Expected life (years)	2.3 to 4.3
Risk-free interest rate	1.62%
Expected volatility	95 to 99%
Common stock price	$0.0045

Since the expected life of the warrants was greater than the Company’s historical stock information available, the Public Company determined the expected volatility based on price fluctuations of comparable public companies.

The issuances, exercises and pricing re-sets during the three months ended March 31, 2020, are as follows:

Outstanding at December 31, 2019	5,044,260
Issuances	-
Exercises	-
Anti-Dilution/Modification	9,668,867
Forfeitures/cancellations	-
Outstanding at March 31, 2020	14,713,127
Weighted Average Price at March 31, 2020	$0.0217

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, management reviewed all material events through May 15, 2020, for these financial statements and there are no material subsequent events to report, except as follows:

Conversion Notice

During April and May of 2020, we issued 59,094,721 shares of common stock for the conversion of $98,512 in convertible notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of operations. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019, and our interim financial statements and accompanying notes to these financial statements included in this report. All amounts are in U.S. dollars.

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

We currently conduct substantially all of our commercial operations through Creative Medical Technologies, Inc. (“CMT”) our wholly-owned subsidiary. CMT markets and sells our CaverStem® and FemCelz® disposable kits utilized by physicians to perform autologous procedures that treat erectile dysfunction and female sexual dysfunction, respectively. Our CaverStem® and FemCelz® kits are currently available through physicians at 12 locations in the United States and Europe.

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

Our principal executive offices are located at 3008 W Lupine, Phoenix, AZ 85029.

During the first three months of 2020, we issued $168,300 in convertible notes with net proceeds of $145,000 to accredited investors.

During the three-month period ending March 31, 2020, we incurred interest expense of $49,714 arising from the third-party notes of $1,470,734.

Plan of Operations

We commenced marketing disposable stem cell concentration kits for the CaverStem® erectile dysfunction treatment in the fourth quarter of 2017 and the FemCelz® female sexual dysfunction treatment in March of 2019. The Company also announced the commercialization of the StemSpine procedure for lower back pain in the fourth quarter of 2019. We also continued to make progress towards filing an Innovative New Drug (IND) application for the Amniostem universal donor stem cell to treat stroke and neurodegenerative conditions. For the next 12 months our plan of operations is to continue to expand the market for the CaverStem® and FemCelz® procedures, launch the StemSpine procedure, file an IND application on Amniostem and partner with leading researchers to initiate the Amniostem trial. As of March 31, 2020, we had approximately $38,000 cash on hand. With an estimated monthly cash burn rate of approximately $100,000 based on historic trends and anticipated future revenues and expenses, management anticipates sufficient cash on hand and committed funds to meet operating expenses and costs of the current operations through at least May 2020. Historically, we have met our cash flow requirements through the sale of equity securities or borrowed funds. We intend to fund our business through sales of disposable stem cell concentration kits along with continuing to seek investments to meet our cash flow requirements, including both operating expenses and the balance of funding required to fund our sales efforts. The securities offered by us to potential investors have not been registered under the Securities Act of 1933, as amended (the “Act”), and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. If we are unable to obtain further financing, we may seek alternative sources of funding or revise our business plan. We currently have no alternative sources for funding.

Results of Operations – For the Three-Month Period Ended March 31, 2020 and 2019

Gross Revenue. We generated $42,100 gross revenue for the three-month period ended March 31, 2020, in comparison with $50,800 for the comparable quarter a year ago. The decrease of $8,700 or 17% reflects the effects of the COVID-19 pandemic which caused the cessation of all elective procedures.

Cost of Goods Sold. We generated $14,196 cost of goods sold for the three-month period ended March 31, 2020, in comparison with $14,239 for the comparable quarter a year ago. The decrease of $43 or 0% is due to slightly lower gross margins as incentives were offered to new physician providers.

Gross Profit/(Loss). We generated $27,904 in gross profit for the three-month period ended March 31, 2020, in comparison with $36,561 for the comparable quarter a year ago. The decrease of $8,657 or 24% is due to the lower revenues and reduced margins referenced above.

General and Administrative Expenses. General and administrative expenses for the three-month period ended March 31, 2020, totaled $346,168, in comparison with $281,974, for the comparable quarter a year ago. The increase of $64,194, or 23% is primarily due to an increase of $30,000 in management fees and $41,282 in accounting and legal expenses.

Research and Development Expenses. There were no research and development expenses for the three-month period ended March 31, 2020, and for the comparable quarter a year ago.

Other Income / Expense. Other income for the three-month period ended March 31, 2020, totaled $4,077,516 in comparison with other expense of $546,667, for the comparable quarter a year ago. The increase of $4,624,183, or 846% is primarily due to a gain in the fair value of derivative liabilities of $4,400,739, a $131,319 reduction in interest expense and a loss during the three-month period ended March 31, 2019 of $357,292 associated with the extinguishment of convertible notes.

Net Loss. For the reasons stated above, our net income for the three-month period ended March 31, 2020, totaled $3,742,480 in comparison to a loss of $797,366, for the comparable quarter a year ago.

Liquidity and Capital Resources

Our principal source of liquidity has been funds received from the sale of our common stock and issuance of notes including convertible notes. Our experience to-date indicates the lenders are most likely to convert the debt into equity prior to or in lieu of full payment at maturity. Going forward, our short-term funding needs are expected to be satisfied by funds to be loaned to us by third parties and revenues generated from our Caverstem ED and FemCelz vaginal rejuvenation procedures. Our long-term liquidity needs are expected to be satisfied from future offerings of our equity securities. It is possible that CMH may provide future financing for us. We do not have any arrangements, agreements, or sources for long-term funding.

Our only commitments for expenditures relate to general and administrative costs, including reimbursements to our parent company for services performed by their executive officers on our behalf. During the next 12 months we also anticipate incurring expenses related to marketing activities for our ED and vaginal rejuvenation treatments.

For the next 12 months our plan of operations is to market our disposable kits and partner with leading researchers on investigator-initiated trials to advance our neurological programs. We believe that our current cash on hand would meet our cash flow requirements for only a few more months. If we are unable to obtain further financing, we may seek alternative sources of funding or revise our business plan. We currently have no alternative sources for funding.

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

Cash Flows

Net Cash used in Operating Activities. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was $195,321 for the three-month period ended March 31, 2020 in comparison to $273,015 for the comparable period a year ago, a decrease of $77,694 or 28%. The decrease in cash used in operations was primarily related to increases in accounts payable and monies owed to CMH.

Net Cash used in Investing Activities. There was no cash used in investing activities in the three-month periods ended March 31, 2020 and March 31, 2019, respectively.

Net Cash From Financing Activities. In the three-month period ended March 31, 2020, we raised $145,000 through the issuance of convertible debt, retired no convertible debt and did not pay any prepayment premiums on retired convertible notes. In the three-month period ended March 31, 2019, we raised $575,890 through the issuance of convertible debt, expended $168,300 to retire convertible debt, and paid $19,154 in prepayment premiums on the retired convertible notes. The $243,436 or 63% decrease in cash flows from financing activities were primarily related to reduced levels of financing and no loan repayments.

Basis of Presentation / Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   As of March 31, 2020, the Company had $38,327 of available cash and a working capital deficit of $3,602,038. For the three-month period ended March 31, 2020, the Company had $42,100 in revenue, $335,036 in operating loss and used net cash for operating activities of $195,321. These factors, among others, indicate that the Company may be unable to continue as a going concern for the next twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing as may be required, and ultimately to attain sufficient cash flow from operations to meet its obligations on a timely basis. Management is in the process of negotiating various financing plans including access to ongoing credit facilities and possible sale of capital stock either in private or in public offerings and believes these steps may generate sufficient cash flow for the Company to continue as a going concern. If the Company is unsuccessful in these efforts, it may be required to substantially curtail or terminate its operations.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Convertible Notes/Debentures

During the three-months ended March 31, 2020, we issued convertible promissory notes in the face amount of $168,300 to multiple lenders for which we received proceeds of $150,278. The notes bear interest of 8% which would increase up to 24% in the event of default and have maturity dates in February 2021. The notes are convertible at rates ranging from 60% to 71% of either the average of the two lowest traded prices of our common stock during the prior 15 trading days preceding the conversion date or the average of the two lowest traded prices of our common stock during the prior 15 trading days preceding the conversion date. We have the option to redeem the notes, in whole or in part, on $168,300 of the face amount of the issued convertible promissory notes for premiums ranging from 0% to 125% of the outstanding principle and interest up to 180 days from the date of issuance. After 180 days the right of repayment expires.

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

Creative Medical Technology Holdings, Inc.

Date: May 15, 2020	By	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2020	By	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial Officer)