Form 10-Q
period 2020-06-30
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2020-08-14
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-53500

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0622284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

211 E Osborn Road, Phoenix, AZ	85012
(Address of principal executive offices)	(Zip Code)

(833) 336-7636

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The number of shares outstanding of the registrant’s common stock on August 9, 2020, was 333,139,818.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash	$37,020	$88,648
Accounts receivable	1,400	5,600
Inventory	1,200	-
Total Current Assets	39,620	94,248

OTHER ASSETS
Licenses, net of amortization	403,305	436,555
TOTAL ASSETS	$442,925	$530,803

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$380,607	$320,785
Accrued expenses	158,070	120,492
Management fee and patent liability - related party	240,282	240,082
Convertible notes payable, net of discount of $335,883 and $560,899, respectively	1,046,659	1,062,266
Advances from related party	10,800	10,800
Derivative liabilities	2,811,179	6,847,877
Total Current Liabilities	4,647,597	8,602,302

TOTAL LIABILITIES	4,647,597	8,602,302

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 7,000,000 and 7,000,000 shares authorized, no shares issued and outstanding at June 30, 2020 and December 31, 2019	-	-
Series A preferred stock, $0.001 par value, 3,000,000 shares authorized, 3,000,000 shares issued and outstanding at June 30, 2020 and December 31, 2019	3,000	3,000
Common stock, $0.001 par value, 6,000,000,000 shares authorized; 245,326,043 and 22,493,046 issued and 245,322,044 and 22,489,046 outstanding at June 30, 2020 and December 31, 2019, respectively	245,322	22,489
Additional paid-in capital	19,212,095	17,468,018
Accumulated deficit	(23,665,089)	(25,565,006)
TOTAL STOCKHOLDERS' DEFICIT	(4,204,672)	(8,071,499)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$442,925	$530,803

The accompanying notes are an integral part of these condensed consolidated financial statements

Table of Contentes

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019

Revenues	$27,900	$61,600	$70,000	$112,400

Cost of revenues	10,800	19,200	24,996	33,439

Gross profit	17,100	42,400	45,004	78,961

OPERATING EXPENSES
Selling, general and administrative	214,886	312,572	561,054	594,546
Amortization of patent costs	16,478	5,286	33,250	10,572
TOTAL EXPENSES	231,364	317,858	594,304	605,118

Operating loss	(214,264)	(275,458)	(549,300)	(526,157)

OTHER INCOME/(EXPENSE)
Interest expense	(297,803)	(504,254)	(621,026)	(958,796)
Loss on extinguishment of convertible notes	-	-	-	(357,292)
Change in fair value of derivatives liabilities	(1,330,496)	691,479	3,070,243	956,646
Total other income (expense)	(1,628,299)	187,225	2,449,217	(359,442)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,842,563)	(88,233)	1,899,917	(885,599)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$(1,842,563)	$(88,233)	$1,899,917	$(885,599)

BASIC NET INCOME (LOSS) PER SHARE	$(0.01)	$(0.01)	$0.02	$(0.13)

DILUTED NET INCOME (LOSS) PER SHARE	$(0.01)	$(0.01)	$0.00	$(0.13)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	169,163,555	7,096,300	104,954,874	6,768,902

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	169,163,555	7,096,300	960,394,825	6,768,902

The accompanying notes are an integral part of these condensed consolidated financial statements

Table of Contentes

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,899,917	$(885,599)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization	33,250	10,572
Amortization of debt discounts	543,916	862,277
Change in fair value of derivatives liabilities	(3,070,243)	(956,646)
Loss on extinguishment of convertible notes payable	-	357,292
Changes in assets and liabilities:
Accounts receivable	4,200	8,600
Inventory	(1,200)	-
Accounts payable	59,822	(11,394)
Accrued expenses	92,610	92,518
Management fee payable	120,200	(80,000)
Net cash used in operating activities	(317,528)	(602,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on convertible notes payable	(9,300)	(168,300)
Prepayment premiums paid on convertible notes payable	-	(19,154)
Proceeds from convertible notes payable	275,200	689,890
Net cash provided from financing activities	265,900	502,436

NET INCREASE (DECREASE) IN CASH	(51,628)	(99,944)
BEGINNING CASH BALANCE	88,648	304,056
ENDING CASH BALANCE	$37,020	$204,112

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$6,000	$2,357
Cash payments for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Related party liability incurred for additional patent costs	$-	$-
Conversion of notes payable, accrued interest and derivative liabilities into common stock	$1,846,910	$2,243,275
Conversion of management fees and patent liability into common stock	$120,000	$-
Conversion of management fees into preferred stock	$-	$-
Beneficial conversion feature	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contentes

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
December 31, 2019	3,000,000	$3,000	22,489,046	$22,489	$17,468,018	$(25,565,006)	$(8,071,499)

Common stock issued for related party management liabilities	-	-	21,986,841	21,987	98,013	-	120,000

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	200,844,446	200,844	404,411	-	605,255

Relief of derivative liabilities	-	-	-	-	1,241,655	-	1,241,655

Difference in shares from reverse stock split	-	-	1,711	2	(2)	-	-

Net income	-	-	-	-	-	1,899,917	1,899,917

June 30, 2020	3,000,000	$3,000	245,322,044	$245,322	$19,212,095	$(23,665,089)	$(4,204,672)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
March 31, 2020	3,000,000	$3,000	85,756,727	$85,757	$18,551,514	$(21,822,526)	$(3,182,255)

Common stock issued for related party management liabilities	-	-	19,736,841	19,737	55,263	-	75,000

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	139,828,058	139,828	114,880	-	254,708

Difference in shares from reverse stock split	-	-	418	-	-	-	-

Relief of derivative liabilities	-	-	-	-	490,438	-	490,438

Net loss	-	-	-	-	-	(1,842,563)	(1,842,563)

June 30, 2020	3,000,000	$3,000	245,322,044	$245,322	$19,212,095	$(23,665,089)	$(4,204,672)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
December 31, 2018	3,000,000	$3,000	6,018,075	$6,018	$13,077,678	$(17,081,333)	$(3,994,637)

Common stock issued for cashless warrant exercise	-	-	531,247	531	(531)	-	-

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	1,369,379	1,370	658,839	-	660,209

Relief of derivative liabilities	-	-	-	-	1,583,066	-	1,583,066

Net loss	-	-	-	-	-	(885,599)	(885,599)

June 30, 2019	3,000,000	$3,000	7,918,701	$7,919	$15,319,052	$(17,966,932)	$(2,636,961)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
March 31, 2019	3,000,000	$3,000	6,716,590	6,717	$14,264,202	$(17,878,699)	$(3,604,780)

Common stock issued for cashless warrant exercise	-	-	56,761	57	(57)	-	-

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	1,145,350	1,145	490,089	-	491,234

Relief of derivative liabilities	-	-	-	-	564,818	-	564,818

Net loss	-	-	-	-	-	(88,233)	(88,233)

June 30, 2019	3,000,000	$3,000	7,918,701	$7,919	$15,319,052	$(17,966,932)	$(2,636,961)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contentes

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

Introductory Comment

Unless otherwise indicated, any reference to “our company”, “we”, “us”, or “our” refers to Creative Medical Technology Holdings, Inc., and as applicable to its wholly owned subsidiary, Creative Medical Technologies, Inc., a Nevada corporation (“CMT”).

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Creative Medical Technology Holdings, Inc., is considered to be a commercial stage company, following the commencement of sales of disposable kits used in our Caverstem® procedure to treat ED in the fourth quarter of 2017 and sales of our FemCelz procedure for vaginal rejuvenation that commenced in the second quarter of 2019. Our fiscal year end is December 31st. We have acquired the licensing rights for our Amniostem amniotic-based stem cell product, purchased the patent for our ED and lower back pain procedures, filed and were granted the patent for our Ovastem™ premature ovarian failure treatment and filed patent applications for our other urological and neurological treatments.

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2020 and for the three and six-month periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The operations for the three and six-month periods ended June 30, 2020, are not necessarily indicative of the operating results for the full year.

Going Concern – The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the six-month period ended June 30, 2020, the Company had negative cash flows from operating activities of $317,528 and had a working capital deficit of $4,607,977. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of equity securities. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Risks and Uncertainties - On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the COVID-19 include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The COVID-19 and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effect will be to the company, to-date, the Company is experiencing a reduction in revenues due to the prioritization of medical resources to address the COVID-19 outbreak. In several of our markets, all non-essential (including elective) procedures have been placed on hold. While this has a negative financial impact to our revenues, there have been the same reductions to our costs. Additionally, since the Company maintains no inventory and require nearly all of customers to pre-pay, there is no risk to receivables or inventory write-downs. The company expects existing orders temporarily on hold and continued sales, training and patient treatments will resume once the physician’s offices are back to being fully operational.

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

Table of Contentes

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of June 30, 2020, and December 31, 2019, the Company didn’t have any Level 1 or 2 financial instruments. The table below reflects the results of our Level 3 fair value calculations:

	Notes	Warrants	Total
Derivative liability at December 31, 2019	$6,659,055	$188,822	$6,847,877
Addition of new conversion option derivatives	578,052	-	578,052
Extinguishment/modification	-	-	-
Conversion of note derivatives	(1,241,655)	-	(1,241,655)
Change in fair value	(3,319,782)	(53,313)	(3,373,095)
Derivative liability at June 30, 2020	$2,675,670	$133,509	$2,811,179

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

The following is a summary of outstanding securities which have been included in the calculation of diluted net income per share and reconciliation of net income to net income available to common stockholders for the six months ended June 30, 2020.

For the Six Months Ended June 30, 2020
Weighted average common shares outstanding used in calculating basic earnings per share	104,954,874
Effect of warrants	12,980,834
Effect of convertible notes payable	633,153,146
Effect of convertible related party management fee and patent liabilities	209,305,971
Weighted average common shares outstanding used in calculating diluted earnings per share	960,394,825

Net income as reported	$1,899,917
Add - Interest on convertible notes payable	63,360
Net income available to common stockholders	$1,963,277

The Company excluded 3,333 options and 205,827 warrants from the computation of diluted net income per share for the six months ended June 30, 2020 as their exercise prices were in excess of the average closing market price of the Company’s common stock during that period.

During the three-month period ended June 30, 2020, the Company had 3,333 options and 34,741,493 warrants to purchase common stock outstanding. In addition, the Company has various convertible notes payable which on June 30, 2020, are convertible into approximately 699,863,854 shares of common stock. The effects of which were anti-dilutive due to net loss during the three-month period ended June 30, 2020.

During the three and six-month periods ended June 30, 2019, the Company had 3,333 options and 324,057 warrants to purchase common stock outstanding. In addition, the Company has various convertible notes payable which on June 30, 2019, are convertible into approximately 4,916,867 shares of common stock. The effects of which were anti-dilutive due to net loss during the three and six-month periods ended June 30, 2019.

Recent Accounting Pronouncements – The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 2 – LICENSING AGREEMENTS

ED Patent – The Company acquired a patent from CMH. Amortization expense of $2,493 and $4,986 were recorded for the three and six-month periods ended June 30, 2020 respectively. Amortization expense of $2,493 and $4,986 were recorded for the three month and six-month periods ended June 30, 2019, respectively. As of June 30, 2020, and December 31, 2019, the carrying value of the patent was $55,946 and $60,932, respectively. The Company expects to amortize approximately $9,972 annually through 2026 related to the patent costs.

Table of Contentes

Multipotent Amniotic Fetal Stem Cells License Agreement - In August 2016, CMT entered into a License Agreement with a University. This license agreement grants to CMT the exclusive right to all products derived from a patent for use of multipotent amniotic fetal stem cells composition of matter throughout the world during the period ending on the expiration date of the longest-lived patent rights under the patent. CMT paid the University an initial license fee within 30 days of entering into the agreement. CMT is also required to pay annual license maintenance fees on each anniversary date of the agreement, which maintenance fees would be credited toward any earned royalties for any given period. The License Agreement provides for payment of various milestone payments and earned royalties on the net sales of licensed products by CMT or any sub licensee. CMT is also required to reimburse the University for any future costs associated with maintaining the patent. CMT may terminate the license agreement for any reason upon 90 days’ written notice and the University may terminate the agreement in the event CMT fails to meet its obligations set forth therein, unless the breach is cured within 30 days of the notice from the University specifying the breach. CMT is also obligated to indemnify the University against claims arising due to the exercise of the license by CMT or any sub licensee. As of June 30, 2020, and December 31, 2019, no amounts are currently due to the University.

 The Company estimates that the patent expires in February 2026 and has elected to amortize the patent through the period of expiration on a straight-line basis. Amortization expense of $294 and $588 were recorded for the three and six-month periods ended June 30, 2020 respectively. Amortization expense of $293 and $586 were recorded for the three and six-month periods ended June 30, 2019 respectively. As of June 30, 2020, and December 31, 2019, the carrying values of the patent were $5,547 and $6,429, respectively. The Company expects to amortize approximately $1,172 annually through 2026 related to the patent costs.

Lower Back Patent – The Company, through its subsidiary StemSpine, LLC, acquired a patent from CMH, a related company, on May 17, 2017, covering the use of various stem cells for the treatment of lower back pain from pursuant to a Patent Purchase Agreement, which was amended in November 2017. As amended, the agreement provides the following:

•	The Company is required to pay CMH $100,000 within 30 days of demand as an initial payment.
•	In the event the Company determines to pursue the technology via use of autologous cells, the Company will pay CMH:

o	$100,000 upon the signing agreement with a university for the initiation of an IRB clinical trial.
o	$200,000, upon completion of the IRB clinical trial.
o	$300,000 in the event we commercialize the technology via use of autologous cells by a physician without a clinical trial.

•	In the event the Company determines to pursue the technology via use of allogenic cells, the Company will pay CMH:

o	$100,000 upon filing an IND with the FDA.
o	$200,000 upon dosing of the first patient in a Phase 1-2 clinical trial.
o	$400,000 upon dosing the first patient in a Phase 3 clinical trial.

•	Payment may be made in cash or shares of our common at a discount of 30% to the recent trading price.
•	In the event the Company’s shares of common stock trade below $0.01 per share for two or more consecutive trading days, the number of any shares issuable as payment doubles.
•

For a period of five years from the date of the first sale of any product derived from the patent, the Company is required to make royalty payments of 5% from gross sales of products, and 50% of sale price or ongoing payments from third parties for licenses granted under the patent to third parties.

The patent expires on May 19, 2027 and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expenses of $2,500 and $5,000 were recorded for the three and six-month periods ended June 30, 2020. As of June 30, 2020, and December 31, 2019, the carrying value of the initial patent license was $70,000 and $75,000, respectively. The Company expects to amortize approximately $10,000 annually through 2027 related to the patent costs.

In November 2019, following a successful international pilot study, the Company elected to initiate commercialization of the StemSpine procedure using autologous stem cells. As a result, the Company is obligated to pay CMH $300,000 pursuant to the Patent Purchase Agreement as described above. The Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $11,485 and $22,970 were recorded for the three and six-month periods ended June 30, 2020. Amortization expense of $2,500 and $5,000 were recorded for the three and six-month periods ended June 30, 2019, As of June 30, 2020 and December 31, 2019, the carrying value of the patent was $271,224 and $294,194, respectively. The Company expect to amortize approximately $46,000 annually through 2027 related to the patent costs

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has incurred a monetary obligation to a related corporation to reimburse the cost of services provided to the Company (management and consulting) through December 31, 2019. Each of the Company’s executive officers is employed by CMH and will continue to receive his or her salary or compensation from CMH. The Company has an agreement with CMH which obligates the Company to reimburse CMH $35,000 per month for such services beginning January 2016. On November 17, 2017, the Company entered into an amended Management Reimbursement Agreement dated November 17, 2017, with Creative Medical Technologies, Inc. (“CMT”), the wholly owned subsidiary of the Company, and with Creative Medical Health, Inc., the parent of the Company (“CMH”). The Agreement memorializes the arrangement between the parties whereby the Company has, since January 1, 2016, reimbursed CMH $35,000 per month for the services of management and consultants employed by CMH and performing services for the Company and CMT. At the option of CMH, the reimbursable amounts set forth in the Agreement may be paid from time to time in shares of common stock of the Company at a price equal to a 30% discount to the lowest closing price during the 20 trading days prior to time the notice is given. The Agreement may be terminated by either party upon 30 days’ prior written notice. The agreement was amended in December 2018 to increase the monthly reimbursement from $35,000 to $45,000 effective January 1, 2019 and thereafter. During the three months ended June 30, 2020 and 2019, the Company recorded $135,000 in expense in connection with this agreement.

As of June 30, 2020, and December 31, 2019, amounts due to CMH under the arrangement were $282 and $82, respectively.

See Note 2 for discussion of an additional related party transaction with CMH.

Table of Contentes

NOTE 4 – DEBT

During the six months ended June 30, 2020, we issued $318,900 in convertible notes to accredited investors with net proceeds of $275,200. The notes mature during February through June of 2022 and bear interest at rate of 8%. The notes are convertible into shares of the Company’s common stock at conversion prices ranging from 60% to 71% of the average of the two lowest traded prices or the lowest trade price of the Company’s common stock during the previous 15 trading days preceding the conversion date. The Company is amortizing the discount due to derivative liabilities and on-issuance discount totaling $318,900 to interest expense using the straight-line method over the original terms of the loans.

During the six months ended June 30, 2020 and 2019, the Company amortized $543,916 and $862,277, respectively, to interest expense. As of June 30, 2020, total discounts of $335,883 remained for which will be expensed through February 2021.

During the six months ended June 30, 2020, the Company issued an aggregate of 200,844,444 shares upon the conversion of $614,555 of outstanding principal, interest and fees on existing, outstanding notes. During the six months ended June 30, 2019, the Company issued an aggregate of 1,900,626 shares upon the conversion of $660,210 of outstanding principal, interest and fees on existing, outstanding notes and 531,246 shares upon the cashless exercise of 527,384 warrants.

During the six months ended June 30, 2020, the Company extinguished $9,300 of principal with no pre-payment premiums. During the six months ended June 30, 2019, the Company incurred $19,514 in pre-payment premiums associated with the extinguishment of $168,300 in principal that was recorded as interest expense.

As of June 30, 2020, future loan maturities are as follows:

For the year ended December 31,

2020	1,063,642
2021	318,900
Total	$1,382,542

NOTE 5 – DERIVATIVE LIABILITIES

Derivative Liabilities

In connection with convertible notes payable, the Company records derivative liabilities for the conversion feature. In addition, the Company has warrants for which the exercise prices reset upon future events. These warrants are also considered to be derivative liabilities. The derivative liabilities are valued on the date the convertible note payable become convertible and revalued at each reporting period. The warrants are valued on the date of issuance and revalued at each reporting period. During the six-months ended June 30, 2020, the Company recorded initial derivative liabilities of $578,052 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.002 to $0.007 our stock price on the date of grant of $0.004 to $0.037, expected dividend yield of 0%, expected volatility of 103.96% to 116.93%, risk free interest rate of 1.62% and expected terms 1.0 year. Upon initial valuation, the derivative liabilities exceeded the face values certain of the convertible notes payable by approximately $302,852, which was recorded as a day one loss in derivative liability.

On June 30, 2020, the derivative liabilities were revalued at $2,811,179 resulting in a loss of $3,070,243 related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following average assumptions: an exercise price of $0.0020 to $3.0900 , our stock price on the date of valuation ($0.0047), expected dividend yield of 0%, expected volatility of 96% to 132%, risk-free interest rate of 0.16% to 0.29%, and an expected terms ranging from 0.5 to 4.1 years.

Table of Contentes

In connection with convertible notes converted, as disclosed in Note 4, the Company reclassed derivative liabilities with a fair value of $1,241,655 to additional paid-in capital for the six-month period ended June 30, 2020. The Company revalued the derivative liabilities at each conversion date recording the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted to the pre-conversion carrying value to additional paid-in capital.

Future Potential Dilution

Most of the Company’s convertible notes payable contain adjustable conversion terms with significant discounts to market. As of June 30, 2020, the Company’s convertible notes payable are potentially convertible into an aggregate of approximately 700 million shares of common stock. In addition, due to the variable conversion prices on some of the Company’s convertible notes, the number of common shares issuable is dependent upon the traded price of the Company’s common stock.

NOTE 6 – WARRANTS

From January 2020 through June 2020, the Company issued 0 warrants.

The fair value of each warrant is estimated using the Black-Scholes valuation model. Assumptions used in calculating the fair value at June 30, 2020 were as follows:

Weighted Average Inputs Used

Annual dividend yield	$-
Expected life (years)	2.1 to 4.1
Risk-free interest rate	0.18% to 0.29%
Expected volatility	96% to 132%
Common stock price	$0.0047

Since the expected life of the warrants was greater than the Company’s historical stock information available, the Company determined the expected volatility based on price fluctuations of comparable public companies.

The issuances, exercises and pricing re-sets during the three months ended June 30, 2020, are as follows:

Outstanding at December 31, 2019	5,044,260
Issuances	-
Exercises	-
Anti-Dilution/Modification	29,697,233
Forfeitures/cancellations	-
Outstanding at June 30, 2020	34,741,493
Weighted Average Price at June 30, 2020	$0.0092

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, management reviewed all material events through May 15, 2020, for these financial statements and there are no material subsequent events to report, except as follows:

Conversion Notice

During July, 2020, the Company completed the sale of 8% Original Issue Discount Senior Convertible Notes (“Notes”) to two institutional investors pursuant to a Securities Purchase Agreement between the Company and the investors. The transaction was effected pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506(b) promulgated thereunder. Pursuant to the Purchase Agreement, for an aggregate purchase price of $98,000, the Investors purchased Notes in the aggregate principal amount of $106,800. Each Note matures on July, 2020, bears interest at a rate of 8% per annum, and is convertible into shares of the Company’s common stock at a conversion price ranging from 60% to 71% of the lowest traded price of the Company’s common stock during the 15 trading days preceding the applicable conversion date.

During July and August of 2020, we issued 90,797,527 shares of common stock for the conversion of $235,694 in convertible notes.

Table of Contentes

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

We currently conduct substantially all of our commercial operations through Creative Medical Technologies, Inc. (“CMT”) our wholly-owned subsidiary. CMT markets and sells our CaverStem® and FemCelz® disposable kits utilized by physicians to perform autologous procedures that treat erectile dysfunction and female sexual dysfunction, respectively. Our CaverStem® and FemCelz® kits are currently available through physicians at 15 locations in the United States and Europe.

We are currently focused on expanding the commercial sale and use of CaverStem® and FemCelz® by physicians in the Unites States, Europe and South America, and commercializing our StemSpine® treatment for lower back pain. In the future, subject to the availability of capital, we will seek to further develop additional therapeutic products that utilize our proprietary intellectual property.

Our principal executive offices are located at 211 E Osborn Road, Phoenix, AZ 85012.

During the first six months of 2020, we issued $318,900 in convertible notes with net proceeds of 275,200 to accredited investors.

During the six-month period ending June 30, 2020, we incurred interest expense of $63,360 arising from the third-party notes of $1,382,542.

Table of Contentes

Plan of Operations

We commenced marketing disposable stem cell concentration kits for the CaverStem® erectile dysfunction treatment in the fourth quarter of 2017 and the FemCelz® female sexual dysfunction treatment in March of 2019. The Company also announced the commercialization of the StemSpine procedure for lower back pain in the fourth quarter of 2019. We also continued to make progress towards filing an Innovative New Drug (IND) application for the Amniostem universal donor stem cell to treat stroke and neurodegenerative conditions. For the next 12 months our plan of operations is to continue to expand the market for the CaverStem® and FemCelz® procedures, launch the StemSpine procedure, file an IND application on Amniostem and partner with leading researchers to initiate the Amniostem trial. As of June 30, 2020, we had approximately $37,000 cash on hand. With an estimated monthly cash burn rate of approximately $100,000 based on historic trends and anticipated future revenues and expenses, management anticipates sufficient cash on hand and committed funds to meet operating expenses and costs of the current operations through at least August 2020. Historically, we have met our cash flow requirements through the sale of equity securities or borrowed funds. We intend to fund our business through sales of disposable stem cell concentration kits along with continuing to seek investments to meet our cash flow requirements, including both operating expenses and the balance of funding required to fund our sales efforts. The securities offered by us to potential investors have not been registered under the Securities Act of 1933, as amended (the “Act”), and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. If we are unable to obtain further financing, we may seek alternative sources of funding or revise our business plan. We currently have no alternative sources for funding.

Results of Operations – For the Three-month Period Ended June 30, 2020 and 2019

Gross Revenue. We generated $27,900 gross revenue for the three-month period ended June 30, 2020, in comparison with $61,600 for the comparable quarter a year ago. The decrease of $33,700 or 55% reflects the effects of the COVID-19 pandemic which caused the effective cessation of elective procedures in the United States.

Cost of Goods Sold. We generated $10,800 cost of goods sold for the three-month period ended June 30, 2020, in comparison with $19,200 for the comparable quarter a year ago. The decrease of $8,400 or 44% is due to the effects of the COVID-19 pandemic and slightly lower gross margins as incentives were offered to new physician providers.

Gross Profit/(Loss). We generated $17,100 in gross profit for the three--month period ended June 30, 2020, in comparison with $42,400 for the comparable quarter a year ago. The decrease of $25,300 or 59% is due to the lower revenues and reduced margins referenced above.

General and Administrative Expenses. General and administrative expenses for the three-month period ended June 30, 2020, totaled $214,886 in comparison with 312,572, for the comparable quarter a year ago. The decrease of $97,686, or 31% is primarily due to a decrease of $55,176 in marketing expense and $39,224 in accounting and legal expenses.

Research and Development Expenses. There were no research and development expenses for the three-month period ended June 30, 2020, and for the comparable quarter a year ago.

Other Income / Expense. Other expense for the three-month period ended June 30, 2020, totaled $1,628,299 in comparison with other income of $187,225, for the comparable quarter a year ago. The increased expense of $1,815,524, or 970% is primarily due to a loss in the fair value of derivative liabilities of $2,021,975, offset by a $206,451 reduction in interest expense.

Net Loss. For the reasons stated above, our net loss for the three-month period ended June 30, 2020, totaled $1,842,563 in comparison to a loss of $88,233, for the comparable quarter a year ago.

Results of Operations – For the Six-month period Ended June 30, 2020 and 2019

Gross Revenue. We generated $70,000 gross revenue for the six-month period ended June 30, 2020, in comparison with $112,400 for the comparable quarter a year ago. The decrease of $42,400 or 38% reflects the effects of the COVID-19 pandemic which caused the effective cessation of elective procedures in the United States.

Cost of Goods Sold. We generated $24,996 cost of goods sold for the six-month period ended June 30, 2020, in comparison with $33,439 for the comparable quarter a year ago. The decrease of $8,443 or 25% is due to the effect of the COVID-19 pandemic and slightly lower gross margins as incentives were offered to new physician providers.

Gross Profit/(Loss). We generated $45,004 in gross profit for the six-month period ended June 30, 2020, in comparison with $78,961 for the comparable quarter a year ago. The decrease of $33,957 or 43% is due to the lower revenues and reduced margins referenced above.

Table of Contentes

General and Administrative Expenses. General and administrative expenses for the six-month period ended June 30, 2020, totaled $561,054, in comparison with $594,546, for the comparable period a year ago. The decrease of $33,492, or 6% is primarily due to a decrease of $28,766 in marketing expenses.

Research and Development Expenses. There were no research and development expenses for the six-month period ended June 30, 2020, and for the comparable period a year ago.

Other Income / Expense. Other income for the six-month period ended June 30, 2020, totaled $2,449,217 in comparison with other expense of $359,442, for the comparable quarter a year ago. The increase of $2,808,659, or 781% is primarily due to an increase in the gain in the fair value of derivative liabilities of $2,113,597, a $357,292 loss on extinguishment of convertible notes in 2019 and a $337,770 reduction in interest expense.

Net Loss. For the reasons stated above, our net loss for the six-month period ended June 30, 2020, totaled $1,899,917 in comparison to a loss of $885,599, for the comparable quarter a year ago.

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

Cash Flows

Net Cash used in Operating Activities. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was $317,528 for the six-month period ended June 30, 2020 in comparison to $602,380 for the comparable period a year ago, a decrease of $284,852 or 47%. The decrease in cash used in operations was primarily related to a $200,200 increase in accounts payable and monies owed to CMH and a $71,216 increase in accounts payable.

Net Cash used in Investing Activities. There was no cash used in investing activities in the six-month periods ended June 30, 2020 and June 30, 2019, respectively.

Net Cash From Financing Activities. In the six-month period ended June 30, 2020, we raised $275,200 through the issuance of convertible debt, retired $9,300 of convertible debt and did not pay any prepayment premiums on retired convertible notes. In the month period ended June 30, 2019, we raised $689,690 through the issuance of convertible debt, expended $168,300 to retire convertible debt, and paid $19,154 in prepayment premiums on the retired convertible notes. The $236,536 or 47% decrease in cash flows from financing activities were primarily related to reduced levels of financing and lower loan repayments.

Table of Contentes

Basis of Presentation / Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2020, the Company had $37,000 of available cash and a working capital deficit of $4,607,977. For the six-month period ended June 30, 2020, the Company had $70,000 in revenue, $549,300 in operating loss and used net cash for operating activities of $317,528. These factors, among others, indicate that the Company may be unable to continue as a going concern for the next twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing as may be required, and ultimately to attain sufficient cash flow from operations to meet its obligations on a timely basis. Management is in the process of negotiating various financing plans including access to ongoing credit facilities and possible sale of capital stock either in private or in public offerings and believes these steps may generate sufficient cash flow for the Company to continue as a going concern. If the Company is unsuccessful in these efforts, it may be required to substantially curtail or terminate its operations.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020.

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

Table of Contentes

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Convertible Notes/Debentures

During the six-months ended June 30, 2020, we issued convertible promissory notes in the face amount of $318,900 to multiple lenders for which we received proceeds of $275,200. The notes bear interest of 8% which would increase up to 24% in the event of default and have maturity dates from February through June, 2021. The notes are convertible at rates ranging from 60% to 71% of either the average of the two lowest traded prices of our common stock during the prior 15 trading days preceding the conversion date or the average of the two lowest traded prices of our common stock during the prior 15 trading days preceding the conversion date. We have the option to redeem the notes, in whole or in part, on $318,900 of the face amount of the issued convertible promissory notes for premiums ranging from 0% to 125% of the outstanding principle and interest up to 180 days from the date of issuance. After 180 days the right of repayment expires.

Table of Contentes

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

Table of Contentes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Creative Medical Technology Holdings, Inc.

Date: August 14, 2020	By	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2020	By	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial Officer)

