Form 10-Q
period 2020-09-30
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2020-11-13
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares outstanding of the registrant’s common stock on November 6, 2020, was 577,128,087.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash	$38,706	$88,648
Accounts receivable	-	5,600
Inventory	-	-
Total Current Assets	38,706	94,248

OTHER ASSETS
Licenses, net of amortization	386,534	436,555
TOTAL ASSETS	$425,240	$530,803

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$344,451	$320,785
Accrued expenses	155,573	120,492
Management fee and patent liability - related party	211,282	240,082
Convertible notes payable, net of discount of $288,851 and $560,899, respectively	908,503	1,062,266
Advances from related party	10,800	10,800
Derivative liabilities	1,570,971	6,847,877
Total Current Liabilities	3,201,580	8,602,302

TOTAL LIABILITIES	3,201,580	8,602,302

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 7,000,000 and 7,000,000 shares authorized, no shares issued and outstanding at September 30, 2020 and December 31, 2019	-	-
Series A preferred stock, $0.001 par value, 3,000,000 shares authorized, 3,000,000 shares issued and outstanding at September 30, 2020 and December 31, 2019	3,000	3,000
Common stock, $0.001 par value, 6,000,000,000 shares authorized; 475,741,841 and 22,493,046 issued and 475,737,841 and 22,489,046 outstanding at September 30, 2020 and December 31, 2019, respectively	475,738	22,489
Additional paid-in capital	20,015,160	17,468,018
Accumulated deficit	(23,270,238)	(25,565,006)
TOTAL STOCKHOLDERS' DEFICIT	(2,776,340)	(8,071,499)

TOTAL LIABILITIES AND STOCKHOLDERS'DEFICIT	$425,240	$530,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019

Revenues	$77,000	$57,500	$147,000	$169,900

Cost of revenues	17,600	8,000	42,596	41,439

Gross profit	59,400	49,500	104,404	128,461

OPERATING EXPENSES
Selling, general and administrative	285,100	317,636	846,154	912,182
Amortization of patent costs	16,771	5,286	50,021	15,858
TOTAL EXPENSES	301,871	322,922	896,175	928,040

Operating loss	(242,471)	(273,422)	(791,771)	(799,579)

OTHER INCOME/(EXPENSE)
Interest expense	(289,210)	(529,188)	(910,236)	(1,487,984)
Gain (loss) on extinguishment of convertible notes	-	10,897	-	(346,395)
Change in fair value of derivatives liabilities	926,532	(1,614,411)	3,996,775	(657,765)
Total other income (expense)	637,322	(2,132,702)	3,086,539	(2,492,144)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	394,851	(2,406,124)	2,294,768	(3,291,723)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$394,851	$(2,406,124)	$2,294,768	$(3,291,723)

BASIC NET INCOME (LOSS) PER SHARE	$0.00	$(0.00)	$0.01	$(0.00)

DILUTED NET INCOME (LOSS) PER SHARE	$0.00	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	342,491,367	1,511,896,142	184,711,652	1,182,674,443

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	1,362,861,100	1,511,896,142	1,069,456,713	1,182,674,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
UNAUDITED CONDENSES CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,294,768	$(3,291,723)
Adjustments to reconcile net income (loss) to
net cash from operating activities:
Stock-based compensation	68,242	-
Amortization	50,021	15,858
Amortization of debt discounts	804,898	1,350,982
Change in fair value of derivatives liabilities	(3,996,775)	657,765
Loss on extinguishment of convertible notes payable	-	346,395
Changes in assets and liabilities:
Accounts receivable	5,600	(14,900)
Inventory	-	-
Accounts payable	23,666	(8,039)
Accrued expenses	126,838	128,001
Management fee payable	131,200	(145,000)
Net cash used in operating activities	(491,542)	(960,661)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable to related party	-	(50,000)
Proceeds from notes payable to related party	-	50,000
Payments on convertible notes payable	(17,000)	(194,111)
Prepayment premiums paid on convertible notes payable	-	(38,343)
Proceeds from convertible notes payable	458,600	1,047,295
Net cash provided from financing activities	441,600	814,841

NET DECREASE IN CASH	(49,942)	(145,820)
BEGINNING CASH BALANCE	88,648	304,056
ENDING CASH BALANCE	$38,706	$158,236

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$6,000	$14,357
Cash payments for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of notes payable, accrued interest and derivative liabilitiesinto common stock	$2,772,149	$3,723,379
Conversion of management fees and patent liability into common stock	$160,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
December 31, 2019	3,000,000	$3,000	22,489,046	$22,489	$17,468,018	$(25,565,006)	$(8,071,499)

Common stock issued for related party management liabilities	-	-	64,314,883	64,315	95,685	-	160,000

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	388,932,620	388,933	644,485	-	1,033,418

Relief of derivative liabilities	-	-	-	-	1,738,731	-	1,738,731

Stock-based compensation	-	-	-	-	68,242	-	68,242

Difference in shares from reverse stock split	-	-	1,292	1	(1)	-	-

Net income	-	-	-	-	-	2,294,768	2,294,768

September 30, 2020	3,000,000	$3,000	475,737,841	$475,738	$20,015,160	$(23,270,238)	$(2,776,340)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
June 30, 2020	3,000,000	$3,000	245,322,044	$245,322	$19,212,095	$(23,665,089)	$(4,204,672)

Common stock issued for related party management liabilities	-	-	42,328,042	42,328	(2,328)	-	40,000

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	188,088,174	188,088	240,074	-	428,162

Difference in shares from reverse stock split	-	-	(419)	-	-	-	-

Relief of derivative liabilities	-	-	-	-	497,077	-	497,077

Stock-based compensation	-	-	-	-	68,242	-	68,242

Net income	-	-	-	-	-	394,851	394,851

September 30, 2020	3,000,000	$3,000	475,737,841	$475,738	$20,015,160	$(23,270,238)	$(2,776,340)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
December 31, 2018	3,000,000	$3,000	6,018,075	$6,018	$13,077,678	$(17,081,333)	$(3,994,637)

Common stock issued for cashless warrant exercise	-	-	531,247	531	(531)	-	-

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	7,507,173	7,508	1,350,580	-	1,358,088

Relief of derivative liabilities	-	-	-	-	2,365,291	-	2,365,291

Net loss	-	-	-	-	-	(3,291,723)	(3,291,723)

September 30, 2019	3,000,000	$3,000	14,056,495	$14,057	$16,793,018	$(20,373,056)	$(3,562,981)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
June 30, 2019	3,000,000	$3,000	7,918,701	7,919	$15,319,052	$(17,966,932)	$(2,636,961)

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	6,137,794	6,138	691,741	-	697,879

Relief of derivative liabilities	-	-	-	-	782,225	-	782,225

Net loss	-	-	-	-	-	(2,406,124)	(2,406,124)

September 30, 2019	3,000,000	$3,000	14,056,495	$14,057	$16,793,018	$(20,373,056)	$(3,562,981)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2020 and for the three and nine-month periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The operations for the three and nine-month periods ended September 30, 2020, are not necessarily indicative of the operating results for the full year.

Going Concern – The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the nine-month period ended September 30, 2020, the Company had negative cash flows from operating activities of $491,542 and had a working capital deficit of $3,162,874. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of equity securities. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of September 30, 2020, and December 31, 2019, the Company didn’t have any Level 1 or 2 financial instruments. The table below reflects the results of our Level 3 fair value calculations:

	Notes	Warrants	Total
Derivative liability at December 31, 2019	$6,659,055	$188,822	$6,847,877
Addition of new conversion option derivatives	852,523	-	852,523
Extinguishment/modification	-	-	-
Conversion of note derivatives	(1,738,731)	-	(1,738,731)
Change in fair value	(4,274,206)	(116,492)	(4,390,698)
Derivative liability at September 30, 2020	$1,498,641	$72,330	$1,570,971

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

The following is a summary of outstanding securities which have been included in the calculation of diluted net income per share and reconciliation of net income to net income available to common stockholders for the nine-months ended September 30, 2020.

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Weighted average common shares outstanding used in calculating basic earnings per share	342,491,367	184,711,652
Effect of warrants	23,891,985	28,156,744
Effect of convertible notes payable	789,553,520	653,863,392
Effect of convertible related party management fee and patent liabilities	206,948,110	206,948,110
Weighted average common shares outstanding used in calculating diluted earnings per share	1,362,884,982	1,073,679,898

Net income as reported	$394,851	$2,294,768
Add - Interest on convertible notes payable	28,228	105,338
Net income available to common stockholders	$423,079	$2,400,106

The Company excluded 3,333 options and 8,920,779 warrants from the computation of diluted net income per share for the three-months ended September 30, 2020 as their exercise prices were in excess of the average closing market price of the Company’s common stock during that period. The Company excluded 3,333 options and 206,493 warrants from the computation of diluted net income per share for the nine-months ended September 30, 2020 as their exercise prices were in excess of the average closing market price of the Company’s common stock during that period.

During the three and nine-month periods ended September 30, 2019, the Company had 3,333 options and 949,810 warrants to purchase common stock outstanding. In addition, the Company has various convertible notes payable which on September 30, 2019, are convertible into approximately 32,156,062 shares of common stock. The effects of which were anti-dilutive due to net loss during the three and nine-month periods ended September 30, 2019.

Recent Accounting Pronouncements – The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 2 – LICENSING AGREEMENTS

ED Patent – The Company acquired a patent from CMH. Amortization expense of $2,493 and $7,479 were recorded for the three and nine-month periods ended September 30, 2020 respectively. Amortization expense of $2,493 and $4,986 were recorded for the three month and nine-month periods ended September 30, 2019, respectively. As of September 30, 2020, and December 31, 2019, the carrying value of the patent was $53,452 and $60,932, respectively. The Company expects to amortize approximately $9,972 annually through 2026 related to the patent costs.

Multipotent Amniotic Fetal Stem Cells License Agreement - In August 2016, CMT entered into a License Agreement with a University. This license agreement grants to CMT the exclusive right to all products derived from a patent for use of multipotent amniotic fetal stem cells composition of matter throughout the world during the period ending on the expiration date of the longest-lived patent rights under the patent. CMT paid the University an initial license fee within 30 days of entering into the agreement. CMT is also required to pay annual license maintenance fees on each anniversary date of the agreement, which maintenance fees would be credited toward any earned royalties for any given period. The License Agreement provides for payment of various milestone payments and earned royalties on the net sales of licensed products by CMT or any sub licensee. CMT is also required to reimburse the University for any future costs associated with maintaining the patent. CMT may terminate the license agreement for any reason upon 90 days’ written notice and the University may terminate the agreement in the event CMT fails to meet its obligations set forth therein, unless the breach is cured within 30 days of the notice from the University specifying the breach. CMT is also obligated to indemnify the University against claims arising due to the exercise of the license by CMT or any sub licensee. As of September 30, 2020, and December 31, 2019, no amounts are currently due to the University.

The Company estimates that the patent expires in February 2026 and has elected to amortize the patent through the period of expiration on a straight-line basis. Amortization expense of $293 and $882 were recorded for the three and nine-month periods ended September 30, 2020 respectively. Amortization expense of $294 and $879 were recorded for the three and nine-month periods ended September 30, 2019 respectively. As of September 30, 2020, and December 31, 2019, the carrying values of the patent were $5,549 and $6,429, respectively. The Company expects to amortize approximately $1,172 annually through 2026 related to the patent costs.

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

The patent expires on May 19, 2027 and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expenses of $2,500 and $7,500 were recorded for the three and nine-month periods ended September 30, 2020. As of September 30, 2020, and December 31, 2019, the carrying value of the initial patent license was $67,500 and $75,000, respectively. The Company expects to amortize approximately $10,000 annually through 2027 related to the patent costs.

In November 2019, following a successful international pilot study, the Company elected to initiate commercialization of the StemSpine procedure using autologous stem cells. As a result, the Company is obligated to pay CMH $300,000 pursuant to the Patent Purchase Agreement as described above. During the nine months ended September 30, 2020, $40,000 of this amount was converted into 42,328,042 shares of the Company’s common stock. As of September 30, 2020, the remaining liability balance was $200,000. The Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $11,485 and $34,455 were recorded for the three and nine-month periods ended September 30, 2020. Amortization expense of $2,500 and $7,500 were recorded for the three and nine-month periods ended September 30, 2019, As of September 30, 2020 and December 31, 2019, the carrying value of the patent was $259,739 and $294,194, respectively. The Company expect to amortize approximately $46,000 annually through 2027 related to the patent costs.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has incurred a monetary obligation to a related corporation to reimburse the cost of services provided to the Company (management and consulting) through December 31, 2019. Each of the Company’s executive officers is employed by CMH and will continue to receive his or her salary or compensation from CMH. The Company has an agreement with CMH which obligates the Company to reimburse CMH $35,000 per month for such services beginning January 2016. On November 17, 2017, the Company entered into an amended Management Reimbursement Agreement dated November 17, 2017, with Creative Medical Technologies, Inc. (“CMT”), the wholly owned subsidiary of the Company, and with Creative Medical Health, Inc., the parent of the Company (“CMH”). The Agreement memorializes the arrangement between the parties whereby the Company has, since January 1, 2016, reimbursed CMH $35,000 per month for the services of management and consultants employed by CMH and performing services for the Company and CMT. At the option of CMH, the reimbursable amounts set forth in the Agreement may be paid from time to time in shares of common stock of the Company at a price equal to a 30% discount to the lowest closing price during the 20 trading days prior to time the notice is given. The Agreement may be terminated by either party upon 30 days’ prior written notice. The agreement was amended in December 2018 to increase the monthly reimbursement from $35,000 to $45,000 effective January 1, 2019 and thereafter. During the three months ended September 30, 2020 and 2019, the Company recorded $135,000 in expense in connection with this agreement.

During the nine months ended September 30, 2020, $120,000 of the amounts accrued in connection with this agreement were converted into 21,986,841 shares of the Company’s common stock. As of September 30, 2020, and December 31, 2019, amounts due to CMH under the arrangement were $11,282 and $82, respectively.

See Note 2 for discussion of an additional related party transaction with CMH.

NOTE 4 – DEBT

During the nine-months ended September 30, 2020, we issued $532,850 in convertible notes to accredited investors with net proceeds of $458,600. The notes mature during February through September of 2022 and bear interest at rate of 8%. The notes are convertible into shares of the Company’s common stock at conversion prices ranging from 60% to 71% of the average of the two lowest traded prices or the lowest trade price of the Company’s common stock during the previous 15 trading days preceding the conversion date. The Company is amortizing the discount due to derivative liabilities and on-issuance discount totaling $532,850 to interest expense using the straight-line method over the original terms of the loans.

During the nine-months ended September 30, 2020 and 2019, the Company amortized $804,898 and $1,350,982 respectively, to interest expense. As of September 30, 2020, total discounts of $288,851 remained for which will be expensed through February 2021.

During the nine-months ended September 30, 2020, the Company issued an aggregate of 388,932,620 shares upon the conversion of $1,033,418 of outstanding principal, interest and fees on existing, outstanding notes. During the nine-months ended September 30, 2019, the Company issued an aggregate of 7,507,173 shares upon the conversion of $1,358,088 of outstanding principal, interest and fees on existing, outstanding notes and 531,247 shares upon the cashless exercise of 594,051 warrants.

During the nine-months ended September 30, 2020, the Company extinguished $23,000 of principal and interest with no pre-payment premiums. During the nine-months ended September 30, 2019, the Company incurred $38,343 in pre-payment premiums associated with the extinguishment of $246,168 in principal and interest that was recorded as interest expense.

As of September 30, 2020, future loan maturities are as follows:

For the year ended December 31,

2020	832,804
2021	364,550
Total	$1,197,354

NOTE 5 – DERIVATIVE LIABILITIES

Derivative Liabilities

In connection with convertible notes payable, the Company records derivative liabilities for the conversion feature. In addition, the Company has warrants for which the exercise prices reset upon future events. These warrants are also considered to be derivative liabilities. The derivative liabilities are valued on the date the convertible note payable become convertible and revalued at each reporting period. The warrants are valued on the date of issuance and revalued at each reporting period. During the nine-months ended September 30, 2020, the Company recorded initial derivative liabilities of $852,523 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.0017 to $0.0158 our stock price on the date of grant of $0.0034 to $0.0365, expected dividend yield of 0%, expected volatility of 103.96% to 131.89%, risk free interest rate of 0.16% to 1.62% and expected terms of 1.0 year. Upon initial valuation, the derivative liabilities exceeded the face values certain of the convertible notes payable by approximately $393,923, which was recorded as a day one loss in derivative liability.

On September 30, 2020, the derivative liabilities were revalued at $1,570,971 resulting in a gain of $1,017,603 related to the change in fair market value of the derivative liabilities during the three months ended September 30, 2020. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following average assumptions: an exercise price of $0.0015 to $3.0900, our stock price on the date of valuation ($0.0029), expected dividend yield of 0%, expected volatility of 102.64% to 103.79%, risk-free interest rate of 0.11%, and expected terms ranging from 0.5 to 3.8 years.

In connection with convertible notes converted, as disclosed in Note 4, the Company reclassed derivative liabilities with a fair value of $1,738,731 to additional paid-in capital for the nine-month period ended September 30, 2020. The Company revalued the derivative liabilities at each conversion date recording the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted to the pre-conversion carrying value to additional paid-in capital.

Future Potential Dilution

Most of the Company’s convertible notes payable contain adjustable conversion terms with significant discounts to market. As of September 30, 2020, the Company’s convertible notes payable are potentially convertible into an aggregate of approximately 813 million shares of common stock. In addition, due to the variable conversion prices on some of the Company’s convertible notes, the number of common shares issuable is dependent upon the traded price of the Company’s common stock.

NOTE 6 – WARRANTS

From January 2020 through September 2020, the Company issued 11,630,953 warrants in connection with services and convertible notes payable.

The fair value of each warrant is estimated using the Black-Scholes valuation model on the date of issuance and if needed at each period end. Assumptions used in calculating the fair value during the nine months ended September 30, 2020 were as follows:

Weighted Average Inputs Used

Annual dividend yield	$-
Expected life (years)	1.8 to 3.8
Risk-free interest rate	0.11% to 0.16%
Expected volatility	102.64% to 103.79%
Common stock price	$0.0029 to $ 0.0119

Since the expected life of the warrants was greater than the Company’s historical stock information available, the Public Company determined the expected volatility based on price fluctuations of comparable public companies.

The issuances, exercises and pricing re-sets during the nine months ended September 30, 2020, are as follows:

Outstanding at December 31, 2019	5,040,927
Issuances	11,630,952
Exercises	-
Anti-Dilution/Modification	29,697,233
Forfeitures/cancellations	-
Outstanding at September 30, 2020	46,369,112
Weighted Average Price at September 30, 2020	$0.007

During the three and nine months ended, the Company expensed $68,242 to selling, general and administrative expense related to warrants issued in connection with marketing services for which there is no further performance.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, management reviewed all material events through November 13, 2020, for these financial statements and there are no material subsequent events to report, except as follows:

Conversion Notice

During October and November of 2020, we issued 104,369,580 shares of common stock for the conversion of $148,100 in convertible notes.

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

We are currently focused on expanding the commercial sale and use of CaverStem® and FemCelz® by physicians in the United States, Europe and South America, and commercializing our StemSpine® treatment for lower back pain. In the future, subject to the availability of capital, we will seek to further develop additional therapeutic products that utilize our proprietary intellectual property.

Our principal executive offices are located at 211 E Osborn Road, Phoenix, AZ 85012.

During the first nine-months of 2020, we issued $532,850 in convertible notes with net proceeds of $458,600 to accredited investors.

During the nine-month period ending September 30, 2020, we incurred interest expense of $105,338 arising from the third-party notes of $1,197,354.

Plan of Operations

We commenced marketing disposable stem cell concentration kits for the CaverStem® erectile dysfunction treatment in the fourth quarter of 2017 and the FemCelz® female sexual dysfunction treatment in March of 2019. The Company also announced the commercialization of the StemSpine procedure for lower back pain in the fourth quarter of 2019. We also continued to make progress towards filing an Innovative New Drug (IND) application for the Amniostem universal donor stem cell to treat stroke and neurodegenerative conditions. For the next 12 months our plan of operations is to continue to expand the market for the CaverStem® and FemCelz® procedures, launch the StemSpine procedure, file an IND application on Amniostem and partner with leading researchers to initiate the Amniostem trial. As of September 30, 2020, we had approximately $39,000 cash on hand. With an estimated monthly cash burn rate of approximately $100,000 based on historic trends and anticipated future revenues and expenses, management anticipates sufficient cash on hand and committed funds to meet operating expenses and costs of the current operations through at least August 2020. Historically, we have met our cash flow requirements through the sale of equity securities or borrowed funds. We intend to fund our business through sales of disposable stem cell concentration kits along with continuing to seek investments to meet our cash flow requirements, including both operating expenses and the balance of funding required to fund our sales efforts. The securities offered by us to potential investors have not been registered under the Securities Act of 1933, as amended (the “Act”), and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. If we are unable to obtain further financing, we may seek alternative sources of funding or revise our business plan. We currently have no alternative sources for funding.

Results of Operations – For the Three-month Period Ended September 30, 2020 and 2019

Gross Revenue. We generated $77,000 gross revenue for the three-month period ended September 30, 2020, in comparison with $57,500 for the comparable quarter a year ago. The increase of $19,500 or 34% reflects the return to a growth trajectory as the effects of the COVID-19 pandemic begin to dimmish.

Cost of Goods Sold. We generated $17,600 cost of goods sold for the three-month period ended September 30, 2020, in comparison with $8,000 for the comparable quarter a year ago. The increase of $9,600 or 120% is due to the increased revenues and slightly lower gross margins as incentives were offered to new physician providers.

Gross Profit/(Loss). We generated $59,400 in gross profit for the three-month period ended September 30, 2020, in comparison with $49,500 for the comparable quarter a year ago. The increase of $9,900 or 20% is due to the increased revenues and reduced margins referenced above.

General and Administrative Expenses. General and administrative expenses for the three-month period ended September 30, 2020, totaled $301,871 in comparison with 322,922, for the comparable quarter a year ago. The decrease of $21,051 or 7% is primarily due to a decrease of $23,898 in travel expenses.

Research and Development Expenses. There were no research and development expenses for the three-month period ended September 30, 2020, and for the comparable quarter a year ago.

Other Income / Expense. Other income for the three-month period ended September 30, 2020, totaled $637,322 in comparison with other expense of $2,132,702, for the comparable quarter a year ago. The increased income of $2,770,024, or 130% is primarily due to a gain in the fair value of derivative liabilities of $926,532, and a $239,978 reduction in interest expense.

Net Income/Loss. For the reasons stated above, our net income for the three-month period ended September 30, 2020, totaled $394,851 in comparison to a loss of $2,406,124, for the comparable quarter a year ago.

Results of Operations – For the Nine-month period Ended September 30, 2020 and 2019

Gross Revenue. We generated $147,000 gross revenue for the nine-month period ended September 30, 2020, in comparison with $169,900 for the comparable period a year ago. The decrease of $22,900 or 38% reflects the effects of the COVID-19 pandemic which caused the effective cessation of elective procedures in the United States from March through June, 2020.

Cost of Goods Sold. We generated $42,596 cost of goods sold for the nine-month period ended September 30, 2020, in comparison with $41,439 for the comparable period a year ago. The increase of $1,157 or 3% is due to the effect of the COVID-19 pandemic and slightly lower gross margins as incentives such as additional complementary kits were offered to new physician providers.

Gross Profit/(Loss). We generated $104,404 in gross profit for the nine-month period ended September 30, 2020, in comparison with $128,461 for the comparable period a year ago. The decrease of $24,057 or 43% is due to the lower revenues and reduced margins referenced above.

General and Administrative Expenses. General and administrative expenses for the nine-month period ended September 30, 2020, totaled $846,154, in comparison with $912,182, for the comparable period a year ago. The decrease of $66,028, or 19% is primarily due to a decrease of $66,591 in marketing expenses.

Research and Development Expenses. There were no research and development expenses for the nine-month period ended September 30, 2020, and for the comparable period a year ago.

Other Income / Expense. Other income for the nine-month period ended September 30, 2020, totaled $3,086,539 in comparison with other expense of $2,492,144, for the comparable quarter a year ago. The increase of $5,578,683, or 224% is primarily due to an increase in the gain in the fair value of derivative liabilities of $3,996,775, a $346,395 loss on extinguishment of convertible notes in 2019 and a $577,748 reduction in interest expense.

Net Loss. For the reasons stated above, our net income for the nine-month period ended September 30, 2020, totaled $2,294,768 in comparison to a loss of $3,291,723, for the comparable period a year ago.

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

Cash Flows

Net Cash used in Operating Activities. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was $491,542 for the nine-month period ended September 30, 2020 in comparison to $960,661 for the comparable period a year ago, a decrease of $469,119 or 49%. The decrease in cash used in operations was primarily related to a $276,200 increase in accounts payable and monies owed to CMH and a $31,705 increase in accounts payable and a $20,500 decrease in accounts receivable.

Net Cash used in Investing Activities. There was no cash used in investing activities in the nine-month periods ended September 30, 2020 and September 30, 2019, respectively.

Net Cash From Financing Activities. In the nine-month period ended September 30, 2020, we raised $458,600 through the issuance of convertible debt, retired $17,000 of convertible debt and did not pay any prepayment premiums on retired convertible notes. In the nine-month period ended September 30, 2019, we raised $1,047,295 through the issuance of convertible debt, expended $194,111 to retire convertible debt, and paid $38,343 in prepayment premiums on the retired convertible notes. The $373,241 or 46% decrease in cash flows from financing activities were primarily related to reduced levels of financing and lower loan repayments.

Basis of Presentation / Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2020, the Company had $39,000 of available cash and a working capital deficit of $3,162,874. For the nine-month period ended September 30, 2020, the Company had $147,000 in revenue, $791,771 in operating loss and used net cash for operating activities of $491,542. These factors, among others, indicate that the Company may be unable to continue as a going concern for the next twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing as may be required, and ultimately to attain sufficient cash flow from operations to meet its obligations on a timely basis. Management is in the process of negotiating various financing plans including access to ongoing credit facilities and possible sale of capital stock either in private or in public offerings and believes these steps may generate sufficient cash flow for the Company to continue as a going concern. If the Company is unsuccessful in these efforts, it may be required to substantially curtail or terminate its operations.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Convertible Notes/Debentures

During the nine-months ended September 30, 2020, we issued convertible promissory notes in the face amount of $532,850 to multiple lenders for which we received proceeds of $458,600. The notes bear interest of 8% which would increase up to 24% in the event of default and have maturity dates from February through June, 2021. The notes are convertible at rates ranging from 60% to 71% of either the average of the two lowest traded prices of our common stock during the prior 15 trading days preceding the conversion date or the average of the two lowest traded prices of our common stock during the prior 15 trading days preceding the conversion date. We have the option to redeem the notes, in whole or in part, on $364,550 of the face amount of the issued convertible promissory notes for premiums ranging from 0% to 125% of the outstanding principle and interest up to 180 days from the date of issuance. After 180 days the right of repayment expires.

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

Creative Medical Technology Holdings, Inc.

Date: November 13, 2020	By	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2020	By	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial Officer)

