Form 10-K
period 2020-12-31
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2021-03-17
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of its most recently completed second fiscal quarter based upon the price at which the common equity was last sold was $1,139,011.

As of March 12, 2021, there were 1,136,457,773 shares of the registrant’s Common Stock outstanding.

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

PART I

Item 1. Business

Creative Medical Technologies Holdings, Inc. is a commercial stage biotechnology company focused on immunology, urology, orthopedics and neurology using adult stem cell treatments. We were incorporated on December 3, 1998, in the State of Nevada under the name Jolley Marketing, Inc. On May 18, 2016, we completed a reverse merger transaction under which Creative Medical Technologies, Inc., a Nevada corporation (“CMT”) became our wholly-owned subsidiary, and Creative Medical Health, Inc. (“CMH”), which was CMT’s sole stockholder prior to the merger, became our principal stockholder. In connection with this merger, we changed our name to Creative Medical Technologies Holdings, Inc. to reflect our current business.

CMT was originally created as the urological arm of CMH to monetize a patent and related intellectual property related to the treatment of erectile dysfunction (“ED”), which it acquired from CMH in February 2016. Subsequently, we have expanded our development and acquisition of intellectual property beyond urology to include therapeutic treatments utilizing “re-programmed” stem cells, and the treatment of neurologic disorders, lower back pain and liver disease using various types of stem cells through our ImmCelz, Inc., AmnioStem LLC and StemSpine, LLC subsidiaries. However, neither ImmCelz LLC, AmnioStem LLC nor StemSpine LLC have commenced commercial activities.

We currently conduct substantially all of our commercial operations through CMT. CMT markets and sells our CaverStem® and FemCelz® disposable kits utilized by physicians to perform autologous procedures that treat erectile dysfunction and female sexual dysfunction, respectively. Our CaverStem® and FemCelz® kits are currently available through physicians at 14 locations in the United States and Europe.

In 2020, we formed ImmCelz, Inc., a wholly owned subsidiary of CMT. Through our ImmCelz Inc. subsidiary, we began exploring the development of treatments that utilize a patient’s own extracted immune cells that are then "reprogrammed" by culturing them outside the patient’s body with optimized stem cells. The immune cells are then re-injecting into the patient from whom they were extracted. We believe this process endows the immune cells with regenerative properties that may be suitable for the treatment of stroke victims. In contrast to other stem cell-based approaches, the immune cells are significantly smaller in size than stem cells and are believed to more effectively penetrate areas of the damaged tissues and induce regeneration.

We are currently primarily focused on expanding the commercial sale and use of CaverStem® and FemCelz® by physicians in the Unites States, Europe and South America, commercializing our StemSpine® treatment for lower back pain and filing an Innovative New Drug (IND) application to the FDA utilizing our ImmCelz technology platform to treat stroke. In the future, subject to the availability of capital, we will seek to further develop additional therapeutic products that utilize our proprietary intellectual property.

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

In January 2019, CMT filed the FemCelz® trademark No. 88759133 with the USPTO. In July, 2020 the trademark was issued to the Company.

StemSpine® - Lower Back Pain Treatment

The StemSpine® procedure uses the patient’s own stem cells to treat chronic lower back pain.

The StemSpine® stem cell treatment consists of a one-hour out-patient visit in a physician’s office. The physician harvests a patient’s stem cells from bone marrow in the hip using a local anesthetic. The extraction device is designed to harvest only the stem cells, while filtering out the red blood cells, thereby eliminating the need for any centrifugation. The cells are then administered into muscles surrounding the area of lower back pain, such as the psoas major muscle to stimulate blood vessel regeneration. New blood vessels increase circulation around the disc and thus stimulates regeneration of the disc.

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

In October, 2019 the Company announced the successful completion of a pilot study of the first patients with over 12+ months of data showing safety and efficacy. The has company begun commercialization of StemSpine® in the US with the launch of a new website and physician recruitment.

In May 2017, we formed StemSpine, LLC for the purpose of using stem cells to treat back pain under a patent we acquired from CMH. In June 2017, we filed an additional patent application covering the synergy between intradiscal stem cell injection subsequent to stimulation of perispinal angiogenesis.

We intend to further develop StemSpine® by building and publishing the results of a clinical registry similar to our data gathering efforts with the Caverstem® procedure. We will utilize the trial design from the pilot study as the template for the registry. We plan to recruit a limited number of physicians in key markets, provide training and support on the StemSpine® procedure, assist with patient recruitment, provide disposable kits at no cost to the physician or patient, and reimburse the physicians for their time and effort. In return, the physicians will track the results of the StemSpine® procedures and load the data onto the clinical registry.

In November 2017, we filed the StemSpine® trademark No. 87690313 with the USPTO. In February, 2020 the trademark was granted to us.

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

ImmCelz™ - Universal Donor Stem Cell Therapy for Stroke Treatment

We are developing our ImmCelz™ technology for the treatment of stroke patients. ImmCelz™ utilizes a patient’s own extracted immune cells that are then "reprogrammed" by culturing them outside the patient’s body with optimized amniotic stem cells. The immune cells are then re-injecting into the patient from whom they were extracted. We believe this process endows the immune cells with regenerative properties that may be suitable for the treatment of stroke victims. In contrast to other stem cell-based approaches, the immune cells are significantly smaller in size than stem cells and are believed to more effectively penetrate areas of the damaged tissues and induce regeneration.

We expect to complete our filing of an Innovative New Drug (IND) application with the FDA utilizing our ImmCelz technology to treat stroke in 2021.

OvaStem™ - Stem Cell Therapy for Premature Ovarian Failure

The OvaStem™ procedure uses the patient’s own stem cells to treat female infertility.

The OvaStem™ stem cell treatment consists of a one-hour out-patient visit in a physician’s office. The physician harvests a patient’s stem cells from bone marrow in the hip using a local anesthetic. The extraction device is designed to harvest only the stem cells, while filtering out the red blood cells, thereby eliminating the need for any centrifugation. The cells are then administered into dysfunctional ovaries. The introduction of stem cells into dysfunctional ovaries has been demonstrated to induce fertility, as well as restore hormone levels.

Studies have shown that stem cells reduce ovarian fibrosis, accelerate maturation of immature oocytes and restore growth factor production damaged by aging and cancer interventions.

We are also exploring the use of our technologies and/or have filed patents covering treatments for

•	Preventing the rejection of transplanted organs
•	Kidney failure
•	Type 1 Diabetes
•	Heart attack

Marketing

We market our CaverStem® and FemCelz® procedures using a multifaceted marketing approach that includes

•	A robust web site for each of these products (CaverStem.com and FemCelz.com) designed to attract and educate both physicians and patients
•	Online advertising
•	Social Media – Twitter, Facebook
•	In-office flyers and banners
•	Patient testimonials
•	Informative videos

The first product we marketed is the CaverStem® procedure to treat erectile dysfunction, which was initiated in November 2017. We subsequently initiated marketing of FemCelz® in March 2019. The two procedures are now offered in the following 14 markets:

•	Arizona – Scottsdale
•	Arkansas – Martinsburg
•	California

o	La Quinta
o	Los Angeles
o	Oakland
o	San Francisco
o	Tarzana

•	Florida – Orlando
•	Hawaii – Honolulu
•	Texas

o	Austin
o	San Antonio
o	Webster

•	West Virginia - Fayetteville
•	Italy

To-date, we have recruited physicians by partnering with independent sales representatives who represent the Company to physicians across the United States and Europe. Going forward, management plans to continue to partner with independent sales representatives.

Intellectual Property

Patents

We have developed and acquired a robust intellectual property portfolio related to the utilization of stem cells to improve patient lives in the areas of urology, neurology and orthopedics.  Our patent portfolio is currently composed of 3 issued patents and 13 patent applications in the United States:

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

Patent Inventory – 2019 Through 2020

Title	Application Number	Application Filing Date	Patent Number
Methods of Treating Erectile Dysfunction	15590668	05/09/2017
Generation of Autologous Immune Mcratiodulatory Cells for Treatment of Neurological Conditions	15/987,739	05/23/2018
Treatment of Glioma by Amniotic Fluid Stem Cells and Exosomes Derived Thereof	16044256	07/24/2018
Enhancement of Nucleus Pulposus Regeneration by Enhanced Perfusion of Perispinal Area by Combination Drug, Gene and Cellular Therapies	15996182	06/01/2018
Methods For Treatment Of Premature Ovarian Failure And Ovarian Aging Using Regenerative Cells			10,792,310
Inducing and Accelerating Post-Stroke Recovery by Administration of Amniotic Fluid Derived Stem Cells	15702735	09/12/2017
Perispinal Perfusion by Administration of T regulatory Cells Alone or in Combination with Angiogenic Cell Therapies	16009982	06/15/2018	10842815
Improvement of Perispinal Perfusion by Administration of T regulatory Cells Alone or in Combination with Angiogenic Cell Therapies	62520773	06/16/2017
Extracorporeal Shock Wave Ultrasound for Enhancement of Regenerative Activities in Erectile Dysfunction	62809288	02/22/2019
Treatment of Erectile Dysfunction by Stem Cell Therapy			8372797
2020 Patent Applications
Extracorporeal Shock Wave Ultrasound For Enhancement Of Regenerative Activities In Erectile Dysfunction	16799656	02/24/2020
Induction of Infectious Tolerance by Ex Vivo Reprogrammed Immune Cells	63123380	12/09/2020
Treatment of Liver Failure by Ex Vivo Reprogrammed Immune Cells	63131261	12/28/2020
Treatment of Heart Failure and/or Post Infarct Pathological Remodeling by Ex Vivo Reprogrammed Immune Cells	63132472	12/30/2020

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

Trademark and Trade Name. On January 2, 2019 we filed an application with the U.S. Patent and Trademark Office for the name “FemCelz”. The application number is 88247452. The Notice of Allowance occurred in July, 2020.

 Trademark and Trade Name. On March 1, 2020 we filed an application with the U.S. Patent and Trademark Office for the name “ImmCelz”. The application number is 88829362.

Government Regulation

Human cells, tissues or cellular or tissue-based products (“HCT/Ps”) intended for implantation, transplantation, infusion or transfer into a human recipient are regulated by the Center for Biologics Evaluation and Research at the Food and Drug Administration (the “FDA”) under the authority of section 361 of the Public Health Service Act (the “PHSA”) Act under which the FDA established regulations for HCT/Ps to prevent the introduction, transmission, and spread of communicable diseases. Specifically, Section 361 states that “human cells, tissues, and cellular or tissue-based products” (HCT/Ps) are regulated solely under this section if it meets all of the following criteria: (i) minimally manipulated; (ii) for homologous use only; (iii) do not involve the combination of the cells or tissues with another articles; and (iv) are for autologous use. The FDA has recently published final guidance to the industry ( Same Surgical Procedure Exception under 21 CFR 1271.15(b) November 2017 ) that further clarifies the FDA’s position on what constitutes homologous use of HCT/Ps. The FDA in this guidance states, for the exception in 21 CFR 1271.15(b) to apply an establishment must; a) Remove and implant the HCT/Ps into the same individual from whom they were removed (autologous use); b) Implant the HCT/Ps within the same surgical procedure; and c) HCT/Ps remain in their original form, which means that they are only rinsed, cleaned, sized, or shaped in the procedure. Management believes that its CaverStem®, FemCelz®, StemSpine®, and OvaStem™ stem cell treatments are HCT/Ps that meet the criteria for inclusion under 21 CFR 1271.15(b).

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

Management expects and plans to pursue the regulatory pathway consistent with a new biological drug for our ImmCelz™ and Amniostem™ stem cell products being developed to treat, stroke, glioma and other indications. As such, we will fall under the jurisdiction of CBER. This organization regulates products under a variety of regulatory authorities including the Public Health Service Act and the Food Drug and Cosmetic Act. CBER manages the BLA process which is a request for permission to introduce, or deliver for introduction, a biologic product into interstate commerce (21 CFR 601.2). This process validates safety and efficacy through animal studies, first-in-human (Phase I), Safety and initial efficacy (Phase II) and pivotal trials (Phase III).

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

Research and Development

Research and development expenses for the year ended December 31, 2020, totaled $0. This reflects the completion of the pre-clinical research on Amniostem™ in 2018. Pending completion of the development of the patented technology included in our license agreements, we will not have additional license fees until we have a saleable product. Research and development expenses for the year ended December 31, 2019, totaled $0.

Item 1A. Risk Factors

As a Smaller Reporting Company, we are not required to furnish information under this Item 1A.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our Corporate office is located at 211 E Osborn Road, Phoenix, AZ.

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

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2020	First	$0.1049	$0.0038
	Second	$0.0214	$0.0020
	Third	$0.0089	$0.0025
	Fourth	$0.0485	$0.0013

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2019	First	$2.3300	$1.2300
	Second	$1.5800	$0.5700
	Third	$0.8400	$0.0800
	Fourth	$0.1700	$0.2000

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

Holders

As of the close of business on March 12, 2021, we had approximately 12,000 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed VStock Transfer, LLC, 18 Lafayette Pl, Woodmere, NY 11598, to act as transfer agent for the common stock.

Dividends

We have not declared or paid any cash dividends on our common stock during the two fiscal years ended December 31, 2019 and December 31, 2020, or in any subsequent period. We do not anticipate or contemplate paying dividends on our common stock until we generate earnings from marketing of the ED treatment, of which there is no assurance. The only restrictions that limit the ability to pay dividends on common equity, or that are likely to do so in the future, are those restrictions imposed by our convertible note holders and by law. We have entered into 20 convertible promissory note agreements with an approximate aggregate principal balance of $1,198,350 that contain covenants which prohibit us from paying dividends unless authorized by each of the lenders.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of the most recent fiscal year ended December 31, 2020, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and Rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) and (b)) (c)
Equity compensation plans approved by security holders	nil		—	nil
Equity compensation plans not approved by security holders	3,333	(1)	$26.25	8,333	(2)
Total	3,333			8,333

_______________________

(1)	Represents options to purchase 3,333 shares issued under the 2016 Stock Incentive Plan (the “ Plan ”).
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

There are 13,333 shares of common stock authorized for nonstatutory and incentive stock options, stock grants, restricted stock units, and stock appreciation rights, which are subject to adjustment in the event of stock splits, stock dividends, and other situations.

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

During 2020, the Company entered into convertible note agreements with accredited lenders for an aggregate principal amount of $831,140 for which $710,920 of proceeds were received. The notes are convertible into shares of the Company’s common stock at conversion prices ranging from 60% to 71% of the average of the two lowest traded prices of the Company’s common stock during the previous 15 trading days preceding the conversion date or the lowest trade price during the previous 15 trading days.

During 2020, we issued an aggregate of 681,731,394 shares upon the conversion of $1,376,005 of outstanding principal, interest and fees on existing, outstanding notes.

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

Overview

Creative Medical Technologies Holdings, Inc. is a commercial stage biotechnology company focused on immunology, urology, orthopedics and neurology using adult stem cell treatments. We were incorporated on December 3, 1998, in the State of Nevada under the name Jolley Marketing, Inc. On May 18, 2016, we completed a reverse merger transaction under which Creative Medical Technologies, Inc., a Nevada corporation (“CMT”) became our wholly-owned subsidiary, and Creative Medical Health, Inc. (“CMH”), which was CMT’s sole stockholder prior to the merger, became our principal stockholder. In connection with this merger, we changed our name to Creative Medical Technologies Holdings, Inc. to reflect our current business.

CMT was originally created as the urological arm of CMH to monetize a patent and related intellectual property related to the treatment of erectile dysfunction (“ED”), which it acquired from CMH in February 2016. Subsequently, we have expanded our development and acquisition of intellectual property beyond urology to include therapeutic treatments utilizing amniotic stem cells, and the treatment of neurologic disorders and lower back pain using various types of stem cells through our AmnioStem LLC, StemSpine, LLC and ImmCelz, Inc. subsidiaries. However, AmnioStem LLC, StemSpine LLC, and ImmCelz, Inc. have not commenced commercial activities.

In 2020 we formed a new subsidiary, ImmCelz, Inc. This enables the advancement of our stem cell-based immunotherapy technology platform. We are in the process of developing treatments on multiple indications including, but not limited to patent filings for stroke, heart failure and liver failure In January of 2021 we filed an Innovative New Drug (IND) application with the FDA to evaluate the safety and efficacy of our ImmCelz™ technology in treating stroke.

We currently conduct substantially all of our commercial operations through CMT, which markets and sells our CaverStem® and FemCelz® disposable kits utilized by physicians to perform autologous procedures that treat erectile dysfunction and female sexual dysfunction, respectively. Our CaverStem® and FemCelz® kits are currently available through physicians in the United States and Europe.

During 2019, we continued commercializing the CaverStem® procedure, expanding the number of markets from 7 to 12. Following the successful roll-out of the CaverStem® procedure, in March 2019, we launched the FemCelz® procedure for Female Sexual Dysfunction. The procedure is similar to CaverStem® and is performed by the same physicians. We also completed a pilot study on the StemSpine® procedure which validated both safety and efficacy. Based on the study results, in November 2019, management elected to proceed with commercialization of the StemSpine® procedure.

During 2019, we issued $1,572,400 in convertible notes to accredited investors with net proceeds of $1,302,795. The notes matured from February through October of 2020 and bore interest rates ranging from 2% to 11%. In February 2019, we entered into three separate exchange agreements with holders of common stock purchase warrants issued by the Company in September 2018 and November 2018. Under each exchange agreement, the Company issued a convertible promissory note in the principal amount of $100,000 to the warrant holder party to such exchange agreement in exchange for the cancellation of common stock purchase warrants held by such warrant holder, initially exercisable for an aggregate of 21,553 shares of the Company’s common stock.

During the year ended December 31, 2019, we incurred interest expense of $93,067 arising from the third-party notes.

During 2020, we continued commercializing the CaverStem® and FemCelz® procedures, expanding the number of markets from 12 to 14. We also formed a new subsidiary, ImmCelz, Inc. This enables the advancement of our stem cell-based immunotherapy technology platform. We are in the process of developing treatments on multiple indications including, but not limited to patent filings for stroke, heart failure, and liver failure.

During 2020, we issued $831,140 in convertible notes for which $710,920 of proceeds were received. The notes mature from February through December of 2021 and bear an interest rate of 8%.

During the year ended December 31, 2020, we incurred interest expense of $121,864 arising from the third-party notes.

Plan of Operations

We commenced marketing disposable stem cell concentration kits for the CaverStem® erectile dysfunction treatment in the fourth quarter of 2017 and the FemCelz® female sexual dysfunction treatment in March of 2019. The Company also announced the commercialization of the StemSpine procedure for lower back pain in the fourth quarter of 2019. In January 2021, we filed an Innovative New Drug (IND) application for the ImmCelz™ stem cell to treat stroke and neurodegenerative conditions. For the next 12 months our plan of operations is to continue to expand the market for the CaverStem®, FemCelz® and StemSpine® procedures, receive approval from the FDA for our IND application on ImmCelz™ and partner with leading researchers to initiate the ImmCelz™ stroke trial. As of December 31, 2020, we had approximately $98,000 cash on hand. With an estimated monthly cash burn rate of approximately $100,000 based on historic trends and anticipated future revenues and expenses, management anticipates sufficient cash on hand and committed funds to meet operating expenses and costs of the current operations through at least February 2021. Historically, we have met our cash flow requirements through the sale of equity securities or borrowed funds. We intend to fund our business through sales of disposable stem cell concentration kits along with continuing to seek investments to meet our cash flow requirements, including both operating expenses and the balance of funding required to fund our sales efforts. The securities offered by us to potential investors have not been registered under the Securities Act of 1933, as amended (the “Act”), and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. If we are unable to obtain further financing, we may seek alternative sources of funding or revise our business plan. We currently have no alternative sources for funding.

Results of Operations – For the Year Ended December 31, 2020, and for the Year Ended December 31, 2019

Gross Revenue. We generated $164,500 in gross revenue for the year ended December 31, 2020 in comparison with $165,500 for the comparable period a year ago. The decrease of $1,000 or 0.6% is primarily due to the effects of the COVID-19 pandemic. Prior to the pandemic, we were experiencing an upward trend is sales. However, from March through June 2020 and then September through December 2020, nearly all elective procedures were halted in the U.S. This resulted in a near cessation of Caverstem® and FemCelz® procedures in those time frames. Also, there were a number of incentives offered to new physicians that reduced the average per-unit price.

Cost of Goods Sold. We generated $50,596 in cost of goods sold for the year ended December 31, 2020 in comparison with $45,499 for the comparable period a year ago. The increase of $5,097 or 11.2% was consistent with the per-unit cost. The nearly flat cost of goods sold was primarily due to the COVID-19 pandemic. From March through June 2020 and then September through December 2020, nearly all elective procedures were halted in the U.S. This resulted in a near cessation of Caverstem® and FemCelz® procedures in those time frames.

Gross Profit/(Loss). We generated 113,904 in gross profit for the year ended December 31, 2020 in comparison with $120,001 in gross profit for the comparable period a year ago. The decrease of $6,097 or 5.1% is due to the lower sales associated with the COVID-19 pandemic and lower per-unit revenue from new physician promotions.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2020, totaled $1,228,739, in comparison with $1,250,169 for the comparable period a year ago. The decrease of $21,430, or 1.7% is primarily due to reduced marketing and travel expenses due to the COVID-19 pandemic offset by increased amortization expenses associated with the StemSpine® patent acquisition.

Research and Development Expenses.  Research and development expenses for the years ended December 31, 2020 and 2019, totaled $0.

Operating Loss.  For the reasons stated above, our operating losses for the year ended December 31, 2020 were $1,114,835 in comparison with $1,130,168 for the comparable period a year ago.

Other Expense. Other expenses for the year ended December 31, 2020 totaled $35,210,395 in comparison with $7,353,505 for the comparable period a year ago. The increase of $27,856,890, or 378.8% is due to an increase of $28,888,870 in the change in fair value of derivative liabilities offset by a decrease of $665,938 in interest expense and $0 in losses of extinguishment of convertible notes compared to a $366,042 loss for the comparable period a year ago. We incurred interest expense calculated on our promissory notes. We recorded the amortization of various debt discounts associated with our convertible promissory notes. The discounts are the result of derivative liabilities in which are recorded due to the variability of the notes conversion price. The derivative liabilities have to be re-measured as of each reporting date

Net Loss.  For the reasons stated above, our net loss for the year ended December 31, 2020 was $36,325,230 in comparison with $8,483,673 for the comparable period a year ago.

Amortization Expense. We acquired a patent (U.S. Patent No. 8,372,797) from CMH on February 2, 2016, in exchange for 64,666,667 shares of our restricted common stock valued at $100,000. The patent expires in 2026 and we have elected to amortize the patent over a ten-year period on a straight-line basis. On August 25, 2016, CMT entered into a License Agreement which grants it the exclusive right to all products derived from US Patent No. 7,569,385 for multipotent amniotic fetal stem cells. Under the terms of the license agreement, CMT paid an initial license fee within 30 days of entering into the agreement. The patent expires in 2026 and we have elected to amortize the patent over a ten-year period on a straight-line basis. On May 17, 2017, CMT purchased U.S. Patent No. 9,598,673 covering use of various stem cells for treatment of lower back pain from “CMH”. Under the terms of the agreement, the Company is required to pay CMH $100,000. The agreement was modified in November 2017 to waive payment of the initial license fee, modify the fee structure and add the ability to convert the outstanding payable balance into common shares. In November 2019, the Company announced the commercialization of the lower back procedure using a patient’s own cells (“autologous”). This milestone triggered a milestone payment due from the Company to CMH in the amount of $300,000. The patent expires in 2027, and we have elected to amortize the patent over a ten-year period on a straight-line basis. In December 2020, we entered into a Patent License Agreement with Jadi Cells, Inc. Execution of the contract triggered a milestone payment due from the Company to Jadi Cells, Inc. in the amount of $250,000. Given the contract execution date of December 28, 2020 no amortization expense was recognized.

Amortization expense of $66,792 was recorded for the year ended December 31, 2020, representing the amortization of the ED, multipotent amniotic fetal stem cell and lower back pain patents based upon the remaining life of the patents. There was $26,950 of amortization expense recorded for the period ended December 31, 2019.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity capital expenditures or capital resources.

Liquidity and Capital Resources

Our principal source of liquidity to date has been funds received from the sale of our common stock to CMH in the amount of $79,500, $125,000 in loans from CMH, a $50,000 loan from our CEO, Tim Warbington, $5,381,540 in loans from third parties and $600,000 in private sales of our common stock to third parties. To-date, $3,953,434 of outstanding principal, interest and fees have been converted into equity. $512,240 of the $1,198,350 in loans from third parties matures in 2021. $686,110 of the outstanding debt matured in 2020. Our experience to-date indicates the lenders are most likely convert the debt into equity prior to or in lieu of full payment at maturity. Going forward, our short-term funding needs are expected to be satisfied by funds to be loaned to us by third parties and revenues generated from our CaverStem® erectile dysfunction and FemCelz® female sexual dysfunction procedures. Our long-term liquidity needs are expected to be satisfied from future offerings of our equity securities. It is possible that CMH may provide future financing for us. We do not have any arrangements, agreements, or sources for long-term funding.

Our only commitments for expenditures relate to general and administrative costs, including reimbursements to CMH for services performed by their executive officers on our behalf. During the next 12 months we also anticipate incurring expenses related to marketing activities for our CaverStem® and FemCelz® procedures and the commercialization of our StemSpine® procedure.

For the next 12 months our plan of operations is to market the disposable stem cell kits associated with the CaverStem® erectile dysfunction and FemCelz® female sexual dysfunction procedures, commercialize StemSpine® and file an IND application for ImmCelz™ to treat stroke. We believe that our current cash on hand would meet our cash flow requirements for only a few more months. If we are unable to obtain further financing, we may seek alternative sources of funding or revise our business plan. We currently have no alternative sources for funding.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Creative Medical Technology Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Creative Medical Technology Holdings, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Haynie & Company

Haynie & Company
Salt Lake City, Utah

March 16, 2021

We have been the Company’s auditor since 2016

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash	$98,012	$88,648
Accounts receivable	-	5,600
Total Current Assets	98,012	94,248

OTHER ASSETS
Licenses, net of amortization	619,763	436,555
TOTAL ASSETS	$717,775	$530,803

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$350,899	$320,785
Accrued expenses	159,771	120,492
Management fee and patent liabilities - related parties	468,782	240,082
Convertible notes payable, net of discount of $409,649 and $560,899, respectively	788,701	1,062,266
Advances from related party	10,800	10,800
Derivative liabilities	38,741,832	6,847,877
Total Current Liabilities	40,520,785	8,602,302

TOTAL LIABILITIES	40,520,785	8,602,302

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 7,000,000 and 7,000,000 shares authorized, no shares issued and outstanding at December 31, 2020 and 2019	-	-
Series A preferred stock, $0.001 par value, 3,000,000 shares authorized, 3,000,000 shares issued and outstanding at December 31, 2020 and 2019	3,000	3,000
Common stock, $0.001 par value, 6,000,000,000 shares authorized; 768,540,617 and 22,493,046 issued and 768,536,617 and 22,489,046 outstanding at December 31, 2020 and 2019, respectively	768,536	22,489
Additional paid-in capital	21,315,690	17,468,018
Accumulated deficit	(61,890,236)	(25,565,006)
TOTAL STOCKHOLDERS' DEFICIT	(39,803,010)	(8,071,499)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$717,775	$530,803

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019

Revenues	$164,500	$165,500

Cost of revenues	50,596	45,499

Gross profit	113,904	120,001

OPERATING EXPENSES
Selling, general and administrative	1,161,947	1,223,219
Amortization of patent costs	66,792	26,950
TOTAL EXPENSES	1,228,739	1,250,169

Operating loss	(1,114,835)	(1,130,168)

OTHER INCOME/(EXPENSE)
Interest expense	(1,229,590)	(1,895,528)
Gain loss on extinguishment of convertible notes	-	(366,042)
Change in fair value of derivatives liabilities	(33,980,805)	(5,091,935)
Total other income (expense)	(35,210,395)	(7,353,505)

LOSS BEFORE PROVISION FOR INCOME TAXES	(36,325,230)	(8,483,673)

Provision for income taxes	-	-

NET LOSS	$(36,325,230)	$(8,483,673)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.13)	$(0.82)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	289,730,374	10,343,162

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,325,230)	$(8,483,673)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	170,323	-
Amortization	66,792	26,950
Amortization of debt discounts	979,960	1,723,451
Change in fair value of derivatives liabilities	33,980,805	5,091,935
Loss on extinguishment of convertible notes payable	-	266,042
Excess consideration issued in connection with relieve of management fees and patent liability	-	100,000
Changes in assets and liabilities:
Accounts receivable	5,600	4,000
Accounts payable	30,114	(11,054)
Accrued expenses	167,029	189,256
Management fee payable	490,051	(120,000)
Net cash used in operating activities	(434,556)	(1,213,093)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	(250,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable to related party	-	(50,000)
Proceeds from notes payable to related party	-	50,000
Payments on convertible notes payable	(17,000)	(263,411)
Prepayment premiums paid on convertible notes payable	-	(41,699)
Proceeds from convertible notes payable	710,920	1,302,795
Net cash provided from financing activities	693,920	997,685

NET INCREASE (DECREASE) IN CASH	9,364	(215,408)
BEGINNING CASH BALANCE	88,648	304,056
ENDING CASH BALANCE	$98,012	$88,648

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$6,000	$18,177
Cash payments for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Related party liability incurred for additional patent costs	$-	$300,000
Beneficial conversion feature issued with Allogenics patent liability	$101,351	$-
Conversion of notes payable, accrued interest and derivative liabilities into common stock	$4,162,045	$4,156,811
Conversion of management fees and patent liability into common stock	$160,000	$138,000

 The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
December 31, 2018	3,000,000	$3,000	6,018,075	$6,018	$13,077,678	$(17,081,333)	$(3,994,637)

Common stock issued for cashless warrant exercise	-	-	531,247	531	(531)	-	-

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	11,873,057	11,873	1,489,402	-	1,501,275

Common stock issued for related party management fee and patent liabilities	-	-	4,066,667	4,067	245,933	-	250,000

Relief of derivative liabilities	-	-	-	-	2,655,536	-	2,655,536

Net loss	-	-	-	-	-	(8,483,673)	(8,483,673)

December 31, 2019	3,000,000	3,000	22,489,046	22,489	17,468,018	(25,565,006)	(8,071,499)

Common stock issued for related party management fee and patent liabilities	-	-	64,314,883	64,315	95,685	-	160,000

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	681,731,395	681,731	684,974	-	1,366,705

Beneficial conversion feature issued with Allogenics patent liability	-	-	-	-	101,351	-	101,351

Stock-based compensation	-	-	-	-	170,323	-	170,323

Relief of derivative liabilities	-	-	-	-	2,795,340	-	2,795,340

Differences in shares from reverse stock split	-	-	1,293	1	(1)	-	-

Net loss	-	-	-	-	-	(36,325,230)	(36,325,230)

December 31, 2020	3,000,000	$3,000	768,536,617	$768,536	$21,315,690	$(61,890,236)	$(39,803,010)

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Creative Medical Technologies Holdings, Inc. (the “Company”) is a commercial stage biotechnology company focused on immunology, urology, orthopedics and neurology using adult stem cell treatments. The Company was incorporated on December 3, 1998, in the State of Nevada under the name Jolley Marketing, Inc. On May 18, 2016, the Company closed a transaction which was accounted for as a recapitalization, reverse merger, under which Creative Medical Technologies, Inc., a Nevada corporation (“CMT”) became the Company’s wholly-owned subsidiary, and Creative Medical Health, Inc. (“CMH”), which was CMT’s sole stockholder prior to the merger, became the Company’s principal stockholder.  In connection with this merger, the Company changed its name to Creative Medical Technologies Holdings, Inc. to reflect its current business.

CMT was originally created on December 30, 2015 (“Inception”), as the urological arm of CMH to monetize a patent and related intellectual property related to the treatment of erectile dysfunction (“ED”), which it acquired from CMH in February 2016. Subsequently, the Company has expanded its development and acquisition of intellectual property beyond urology to include therapeutic treatments utilizing amniotic stem cells, and the treatment of neurologic disorders and lower back pain using various types of stem cells through its AmnioStem LLC, StemSpine, LLC, and ImmCelz, Inc. subsidiaries. However, neither AmnioStem LLC, StemSpine, Inc. nor ImmCelz, Inc. have commenced commercial activities.

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

Going Concern - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S., which contemplate continuation of the Company as a going concern. However, during the fiscal year ended December 31, 2020, the Company incurred a net loss of $36,325,230, had negative cash flows from operating activities of $434,556, had negative working capital of $40,422,773 at December 31, 2020 and has only generate revenues for approximately 3 years. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management expects to raise additional funds through the sale of convertible notes, preferred stock, common stock and/or other securities. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Concentration Risks - The Federal Deposit Insurance Corporation insures cash deposits in most general bank accounts for up to $250,000 per institution.  The Company maintains its cash balances at one financial institution. As of December 31, 2020, the Company’s balance did not exceed the limit.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of December 31, 2020, the Company has level 3 fair value calculations on derivative liabilities. The table below reflects the results of our Level 3 fair value calculations:

	Notes	Warrants	Total

Derivative liability at December 31, 2019	$6,659,055	$188,822	$6,847,877
Addition of new conversion option derivatives	2,572,723	-	2,572,723
Extinguishment/modification	-	-	-
Conversion of note derivatives	(2,795,340)	-	(2,795,340)
Change in fair value	30,907,397	1,209,175	32,116,572
Derivative liability at December 31, 2020	$37,343,835	$1,397,997	$38,741,832

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

As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company entered into certain debt financing transactions in fiscal 2020 and 2019, as disclosed in Notes 4 and 5, containing certain conversion features that have resulted in the instruments being deemed derivatives. We evaluate such derivative instruments to properly classify such instruments within equity or as liabilities in our financial statements. Our policy is to settle instruments indexed to our common shares on a first-in-first-out basis.

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

Revenue - The Company recognizes revenues in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from contracts with customers”. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.  Deferred revenue represents amounts which still have yet to be earned.

The Company generates revenue from the sale of disposable stem cell concentration kits. Revenues are recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services, which is generally on delivery to the customer.

Payments received for which the earnings process is not yet complete are deferred. As of December 31, 2020, the Company had deferred revenue of $32,000 included within current liabilities in the accompanying consolidated balance sheet.

Research and Development - Research and development will continue to be a significant function of the Company. Research and development costs will be expensed as incurred.  Expenses in the accompanying financial statements include certain costs which are directly associated with the Company’s research and development:

1.

Erectile Dysfunction Technology based upon the use of stem cells. These costs, which consist primarily of monies paid for clinical trial expenses, materials and supplies and compensation costs amounted to $0 for the year ended December 31, 2020. There were $0 in research costs for the period ended December 31, 2019;

2.

Amniotic Fluid-based Stem Cells. Pre-clinical research costs, which consist primarily of monies paid for laboratory space, materials and supplies amounted to $0 for the year ended December 31, 2020. There were $0 in research costs for the period ended December 31, 2019.

Stock-Based Compensation – The Company accounts for its stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation. The Company accounts for all stock-based compensation using a fair-value method on the grant date and recognizes the fair value of each award as an expense over the requisite vesting period. The Company recognizes stock option forfeitures as they occur as there is insufficient historical data to accurately determine future forfeitures rates.

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

Basic and Diluted Loss Per Share – The Company follows Financial Accounting Standards Board (“FASB”) ASC 260 Earnings per Share to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During loss periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. During the year ended December 31, 2020, the Company had 3,333 options and 76,369,112 warrants to purchase common stock outstanding; however, the effects were anti-dilutive due to the net loss. During the year ended December 31, 2019, the Company had 3,333 options and 5,044,260 warrants to purchase common stock outstanding; however, the effects were anti-dilutive due to the net loss.

Recent Accounting Pronouncements – The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 2 – LICENSING AGREEMENTS

ED Patent – The Company acquired a patent from CMH, a related company on February 2, 2016, in exchange for 431,111 shares of CMTH restricted common stock valued at $100,000. CMH holds a significant amount of the Company’s common stock. The patent expires in 2025 and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $9,972 was recorded for the years ended December 31, 2020 and 2019. As of December 31, 2020, the carrying value of the patent was $50,960. The Company expects to amortize $9,972 annually through 2026 related to the patent costs.

Multipotent Amniotic Fetal Stem Cells License Agreement - On August 25, 2016, CMT entered into a License Agreement dated August 25, 2016, with a University. This license agreement grants to CMT the exclusive right to all products derived from a patent for use of multipotent amniotic fetal stem cells composition of matter throughout the world during the period ending on the expiration date of the longest-lived patent rights under the patent. The license agreement also permits CMT to grant sublicenses. Under the terms of the license agreement, CMT is required to diligently develop, manufacture, and sell any products licensed under the agreement. CMT paid the University an initial license fee within 30 days of entering into the agreement. CMT is also required to pay annual license maintenance fees on each anniversary date of the agreement, which maintenance fees would be credited toward any earned royalties for any given period. The License Agreement provides for payment of various milestone payments and earned royalties on the net sales of licensed products by CMT or any sub licensee. CMT is also required to reimburse the University for any future costs associated with maintaining the patent. CMT may terminate the license agreement for any reason upon 90 days’ written notice and the University may terminate the agreement in the event CMT fails to meet its obligations set forth therein, unless the breach is cured within 30 days of the notice from the University specifying the breach. CMT is also obligated to indemnify the University against claims arising due to the exercise of the license by CMT or any sub licensee. As of December 31, 2020, no amounts are currently due to the University.

The Company estimates that the patent expires in February 2026 and has elected to amortize the patent through the period of expiration on a straight-line basis. Amortization expense of $1,172 was recorded for the years ended December 31, 2020 and 2019. As of December 31, 2020, the carrying value of the patent was $5,256. The Company expects to amortize approximately $1,172 annually through 2026 related to the patent costs.

Lower Back Patent – The Company, through its subsidiary StemSpine, LLC, acquired a patent from CMH, a related company, on May 17, 2017, covering the use of various stem cells for the treatment of lower back pain from pursuant to a Patent Purchase Agreement, which was amended in November 2017. As amended, the agreement provides the following:

•	The Company is required to pay CMH $100,000 within 30 days of demand as an initial payment.
•	In the event the Company determines to pursue the technology via use of autologous cells, the Company will pay CMH:

o	$100,000 upon the signing agreement with a university for the initiation of an IRB clinical trial.
o	$200,000, upon completion of the IRB clinical trial.
o	$300,000 in the event we commercialize the technology via use of autologous cells by a physician without a clinical trial.

•	In the event the Company determines to pursue the technology via use of allogenic cells, the Company will pay CMH:

o	$100,000 upon filing an IND with the FDA.
o	$200,000 upon dosing of the first patient in a Phase 1-2 clinical trial.
o	$400,000 upon dosing the first patient in a Phase 3 clinical trial.

•	Payment may be made in cash or shares of our common at a discount of 30% to the lowest closing price within 20 business days prior to the conversion date.
•	In the event the Company’s shares of common stock trade below $0.01 per share for two or more consecutive trading days, the number of any shares issuable as payment doubles.
•

For a period of five years from the date of the first sale of any product derived from the patent, the Company is required to make royalty payments of 5% from gross sales of products, and 50% of sale price or ongoing payments from third parties for licenses granted under the patent to third parties.

The patent expires on May 19, 2027 and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $10,000 was recorded for the years ended December 31, 2020 and 2019. As of December 31, 2020, the carrying value of the initial patent license was $65,000. The Company expects to amortize approximately $10,000 annually through 2027 related to the patent costs.

In November, 2019, following a successful international pilot study, the Company elected to initiate commercialization of the StemSpine procedure using autologous stem cells. As a result, the Company is obligated to pay CMH $300,000 pursuant to the Patent Purchase Agreement as described above. The Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $45,940 was recorded for the year ended December 31, 2020. Amortization expense of $5,806 was recorded for the year ended December 31, 2019. As of December 31, 2020, the carrying value of the patent was $248,254. The Company expects to amortize approximately $46,000 annually through 2027 related to the patent costs.

 ImmCelz™ - On December 28, 2020, ImmCelz, Inc. (“ImmCelz”), a newly formed Nevada corporation and wholly owned subsidiary of the Company, entered into a Patent License Agreement dated December 28, 2020 (the “Agreement”), with Jadi Cell, LLC. (“Jadi”), a company controlled by Dr. Amit Patel, a Board Member. The Agreement grants to ImmCelz™ the patent rights under U.S. Patent# 9,803,176 B2, “Methods and compositions for the clinical derivation of an allogenic cell and therapeutic uses”. The contract grants ImmCelz™ access to proprietary process of expanding the master cell bank of Jadi Cell LLC, as currently practiced by Licensor and as documented in standard operating procedures (SOPs) and other written documentation. The terms of the agreement are as follows:

•

Licensee shall pay Licensor a license fee of $250,000 (the “Upfront Royalty”), which can also be paid in CELZ stock at a discount of 25% of the closing price of $0.0037, which is based on the date of this agreement

•

Within thirty (30) days of the end of each calendar quarter during the term of this Agreement, Licensee will pay Licensor five percent (5%) of the Net Income of ImmCelz™. during such calendar quarter (the “Continuing Royalty”)

•

in one or a series of related transactions, of all or substantially all of the business or assets of Licensee ImmCelz, Inc. (“Sale of Assets”) will result in a one-time ten-percent allocation to the licensor, the Continuing Royalty will be calculated at five percent (5%) of the Net Income of Licensee in any calendar quarter in which the Net Income in such calendar quarter reflects the receipt of any consideration from such Sale of Assets.

As a result, the Company is obligated to pay Jadi $250,000 pursuant to the Patent License Agreement as described above. Refer to exhibit 10.29 for the complete agreement.

The Company has elected to amortize the patent over a ten-year period on a straight-line basis. Given the date of the Agreement, there was no amortization expense recorded for the year ended December 31, 2020. As of December 31, 2020, the carrying value of the patent was $250,000. The Company expects to amortize approximately $25,000 annually through 2030 related to the patent costs.

As of December 31, 2020, future expected amortization of these assets is as follows:

For the year ended December 31,

2021	93,327
2022	93,327
2023	93,327
2024	93,327
2025	93,327
Thereafter	152,835
Total	$619,470

The following is a rollforward of the Company’s licensing agreements for the year end December 31, 2020.

	Assets	Accumulated Amortization

Balances at December 31, 2019	$510,000	$(73,445)
Addition of new assets	250,000	-
Amortization	-	(66,792)
Balances at December 31, 2020	$760,000	$(140,237)

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has incurred a monetary obligation to a related corporation to reimburse the cost of services provided to the Company (management and consulting) through December 31, 2020. Each of the Company’s executive officers is employed by CMH, and will continue to receive his or her salary or compensation from CMH. The Company has an agreement with CMH which obligates the Company to reimburse CMH $35,000 per month for such services beginning January 2016. On November 17, 2017, the Company entered into an amended Management Reimbursement Agreement dated November 17, 2017, with Creative Medical Technologies, Inc. (“CMT”), the wholly owned subsidiary of the Company, and with Creative Medical Health, Inc., the parent of the Company (“CMH”). The Agreement memorializes the arrangement between the parties whereby the Company has, since January 1, 2016, reimbursed CMH $35,000 per month for the services of management and consultants employed by CMH and performing services for the Company and CMT. At the option of CMH, the reimbursable amounts set forth in the Agreement may be paid from time to time in shares of common stock of the Company at a price equal to a 30% discount to the lowest closing price during the 20 trading days prior to time the notice is given. The Agreement may be terminated by either party upon 30 days’ prior written notice. The agreement was amended in December 2018 to increase the monthly reimbursement from $35,000 to $45,000 effective January 1, 2019 and thereafter.

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

As of December 31, 2020, and 2019, amounts due to CMH under the arrangement were $18,782 and $82 respectively.

During 2016, the Company entered into three note payable agreements with CMH in which the proceeds were used in operations. The notes payable were dated February 2, 2016, May 1, 2016 and May 18, 2016 and resulted in borrowings of $50,000, $50,000 and $25,000, respectively. Notes payable of $50,000 mature on April 30, 2018, $50,000 on July 31, 2018 and $25,000 on May 18, 2018. On May 4, 2017, CMT and CMH entered into a Note Extension and Limited Waiver Agreement whereby the parties extended the maturity date of the 8% Promissory Note dated February 2, 2016, in the principal amount of $50,000, from April 30, 2017, to April 30, 2018, and CMH waived the nonpayment of the Note by CMT on the original maturity date. On extension, CMT paid to CMH accrued interest related to the extended note of $4,050. On July 31, 2017, CMT and CMH entered into a Note Extension and Limited Waiver Agreement whereby the parties extended the maturity date of the 8% Promissory Note dated May 1, 2016, in the principal amount of $50,000, from July 31, 2017, to July 31, 2018, and CMH waived the nonpayment of the Note by CMT on the original maturity date. On extension, CMT paid to CMH accrued interest related to the extended note of $4,050. The notes incur interest at 8% per annum on the outstanding balance of the notes. As of December 31, 2020, accrued, unpaid interest was $0.

On April 11, 2018, CMH converted $136,003 of principal and accrued interest into 9,855,290 common shares. As of December 31, 2020, the Company had fulfilled all the obligations of the notes.

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

To date, the Company has paid CMH the $100,000 obligation of the initial payment due under this agreement, by a $50,000 cash payment and the issuance of 3,333,333 shares of common stock on December 12, 2019. On December 31, 2019 the Company paid CMH $50,000 of the $300,000 obligation from the second payment due under this agreement through the issuance of 66,667 shares of common stock. On September 30, 2020 the Company paid CMH $40,000 of the $300,000 obligation from the second payment due under this agreement through the issuance of 42,328,042 shares of common stock.

On December 28, 2020, ImmCelz, Inc. (“ImmCelz”), a newly formed Nevada corporation and wholly owned subsidiary of the Company, entered into a Patent License Agreement dated December 28, 2020 (the “Agreement”), with Jadi Cell, LLC. (“Jadi”), a company controlled by Dr. Amit Patel, a Board Member. Execution of the agreement triggered a $250,000 payment obligation to Jadi.

See Note 2 for discussion of an additional related party transactions with CMH relating the purchase of our ED patent in 2016, our StemSpine® patent in 2017 and the ImmCelz™ Patent License agreement in 2020.

NOTE 4 – DEBT

During 2019, we issued $1,572,400 in convertible notes to accredited investors with net proceeds of $1,302,795. The notes matured from February through October of 2020 and bore interest rates ranging from 2% to 11%. In February 2019, we entered into three separate exchange agreements with holders of common stock purchase warrants issued by the Company in September 2018 and November 2018. Under each exchange agreement, the Company issued a convertible promissory note in the principal amount of $100,000 to the warrant holder party to such exchange agreement in exchange for the cancellation of common stock purchase warrants held by such warrant holder, initially exercisable for an aggregate of 21,553 shares of the Company’s common stock. The notes were convertible into shares of the Company’s common stock at conversion prices ranging from 60% to 66% of the average of the two lowest traded prices of the Company’s common stock during the previous 15 trading days preceding the conversion date, the lowest trade price during the previous 20 trading days, or the volume weighted average price over the prior 15 trading days. The loans are evidenced by promissory notes and bore interest in a range of 8% to 11%. The loan maturity dates ranged from February 19, 2020 through October 11, 2020. The Company amortized the on-issuance discounts of $1,194,357 to interest expense using the straight-line method over the original terms of the loans. During 2019 the Company amortized $1,613,226 to interest expense. As of December 31, 2019, a discount of $374,124 remained.

During 2019, the Company issued an aggregate of 11,873,057 shares upon the conversion of $1,501,275 of outstanding principal, interest and fees on existing, outstanding notes and 531,247 shares upon the cashless exercise of 594,051 warrants.

During the year ended December 31, 2019, the Company incurred $41,699 in pre-payment premiums associated with the extinguishment of $313,111 in principle that was recorded as interest expense.

During 2020, we issued $831,140 in convertible notes to accredited investors with net proceeds of $710,920. The notes mature from February through December of 2021 and bear an interest rate of 8%. The notes are convertible into shares of the Company’s common stock at conversion prices ranging from 60% to 71% of the average of the two lowest traded prices of the Company’s common stock during the previous 15 trading days preceding the conversion date, the lowest trade price during the previous 15 trading days. The Company is amortizing the on-issuance discounts of $828,710 to interest expense using the straight-line method over the original terms of the loans. During 2020 the Company amortized $979,959 to interest expense. As of December 31, 2020, a discount of $409,650 remained.

During 2020, we issued an aggregate of 681,731,395 shares upon the conversion of $1,366,705 of outstanding principal, interest and fees on existing, outstanding notes.

As of December 31, 2020, future loan maturities are as follows:

For the year ending December 31,

2021	1,305,005

NOTE 5 – DERIVATIVE LIABILITIES

Derivative Liabilities

In connection with convertible notes payable and the related party management fee and patent liability, the Company records derivative liabilities for the conversion feature. In addition, the Company has warrants for which the exercise prices reset upon future events. These warrants are also considered to be derivative liabilities. The derivative liabilities are valued on the date the convertible note payable and the related party liabilities become convertible and revalued at each reporting period. The warrants are valued on the date of issuance and revalued at each reporting period. During the year ended December 31, 2020, the Company recorded initial derivative liabilities of $2,572,723 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.0008 to $0.0012 our stock price on the date of grant of $0.0034 to $0.0365, expected dividend yield of 0%, expected volatility of 103.79% to 131.89%, risk free interest rate of 0.16% to 1.62% and an expected term of 1.0 year. Upon initial valuation, the derivative liability exceeded the face value certain of the convertible note payables by approximately $1,864,233, which was recorded as a day one loss on derivative liability.

On December 31, 2020, the derivative liabilities were revalued at $38,741,832 resulting in a loss of $33,980,805 related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following average assumptions: an exercise price of $0.0008 to $0.0134, our stock price on the date of valuation $0.0278, expected dividend yield of 0%, expected volatility of 98.14% to 100.94%, risk-free interest rate of 0.17%, and expected terms ranging from 0.50 to 3.57 years.

During the year ended December 31, 2019, the Company recorded initial derivative liabilities of $2,794,910 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.05 to $3.09, our stock price on the date of grant of $0.06 to $2.78, expected dividend yield of 0%, expected volatility of 87.61% to 103.96%, risk free interest rate of 1.56% to 2.55% and expected terms ranging from 1.0 to 5.0 years. Upon initial valuation, the derivative liability exceeded the face value certain of the convertible note payables by approximately $1,215,985, which was recorded as a day one loss on derivative liability.

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

Future Potential Dilution

Most of the Company’s convertible notes payable contain adjustable conversion terms with significant discounts to market. As of December 31, 2020, the Company’s convertible notes payable are potentially convertible into an aggregate of approximately 1.4 billion shares of common stock. In addition, due to the variable conversion prices on some of the Company’s convertible notes, the number of common shares issuable is dependent upon the traded price of the Company’s common stock.

NOTE 6 – STOCK-BASED COMPENSATION

The Company has reserved 13,333 shares under its 2016 Stock Incentive Plan (the “Plan”). The Plan was adopted by the board of directors on May 18, 2016, as a vehicle for the recruitment and retention of qualified employees and consultants. The Plan is administered by the Board of Directors. The Company may issue, to eligible employees or contractors, restricted common stock, options, stock appreciation rights and restricted stock units. The terms and conditions of awards under the Plan will be determined by the Board of Directors.

In July and September 2016, the Company granted 10-year options to two parties for accepting appointment to the Company’s scientific advisory board. Each award consisted of options to purchase up to 250,000 shares at $0.175 per share. The options vest at a rate of 50,000 on each anniversary date of the respective grants. The options are accounted for as non-employee stock options and thus revalued for reporting purposes at the end of each quarter. During 2020 and 2019, the fair market value of the options was insignificant to the financial statements.

Since the expected life of the options was greater than the Company’s historical stock information available, the Company determined the expected volatility based on price fluctuations of comparable public companies.

There were no options issued during the years ended December 31, 2020 and 2019.

Option activity for the years ended December 31, 2020 and 2019 consists of the following:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2018	3,333	$26.25	7.65
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2019	3,333	$26.25	6.65
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2020	3,333	$26.25	5.64
Vested, December 31, 2020	2,667	$26.25	5.64

See Note 2 for discussion related to the issuance of common stock in connection with licensing agreements. See Note 4 and 5 for discussion regarding warrants issued with a convertible note payable.

From April through September 2020, we granted 11,630,953 3-year warrants to a vendor for services rendered at exercise prices ranging from $0.0029 to $0.007. The value of the warrants was determined to be $35,670 based upon the Black-Scholes method, see variables used below. In December 2020, we granted a total of 30,000,000 warrants to three of our board members at an exercise price of $0.004. The value of the warrants was determined to be $102,081 based upon the Black-Scholes method, see variables used below. As of December 31, 2020, future estimated stock-based compensation expected to be recorded was estimated to be $0.

The fair value of each warrant award is estimated using the Black-Scholes valuation model. Assumptions used in calculating the fair value during the year ended December 31, 2020 were as follows:

Weighted Average Inputs Used

Annual dividend yield	$-
Expected life (years)	3.0
Risk-free interest rate	0.11% to 0.94%
Expected volatility	95.27% to 106.51%
Common stock price	$0.0029 to 0.0190

See Note 7 for warrant rollforward.

NOTE 7 – STOCKHOLDERS’ DEFICIT

During 2019, the Company entered into convertible loan agreements with third parties that included 242,841 5-year warrants to purchase a share of common stock at initial prices ranging from $0.59 to $3.09. On the date of issuance, the Company accounted for the conversion feature on the warrants as derivative liabilities, see Note 5. Derivative accounting applies as the number of warrants and the conversion price are variable and do not have a floor as to the number of common shares in which could be converted. For the year ended December 31, 2019, outstanding warrants were increased by 4,549,975 to reflect the terms of the warrant agreements. For the year ended December 31, 2019, 594,051 warrants were converted into 531,247 common shares through cashless conversions. As of December 31, 2019, 5,044,260 warrants remained.

Assumptions used in calculating the fair value of the warrants issued in 2019 were as follows:

Range of
Inputs Used
Annual dividend yield	$-
Expected life (years)	5.00
Risk-free interest rate	1.56 to 2.23%
Expected volatility	82.85% to 92.64.00%
Common stock price	$0.59 to 1.52

During 2020, the Company granted 3-year warrants to three board members to purchase an aggregate of 30,000,000  share of common stock at a price of $0.004 and 8,214,286 to a contractor for services rendered at prices ranging from $0.0029 to $0.0050. For the year ended December 31, 2020, outstanding warrants were increased from the initial issuance of 145,717 warrants to 34,531,666 to reflect the terms of the existing warrant agreements. For the year ended December 31, 2020 there were no warrants converted into common shares through cashless conversions. As of December 31, 2020, 76,372,446 warrants remained.

Assumptions used in calculating the fair value of the warrants issued in 2020 were as follows:

Range of
Inputs Used
Annual dividend yield	$-
Expected life (years)	3.00
Risk-free interest rate	0.11% to 0.29%
Expected volatility	99.24% to 106.51%
Common stock price	$0.0029 to 0.0050

Warrant activity for the years ended December 31, 2020 and 2019 consists of the following:

	Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2018	947,167	$0.71	4.22
Issued	242,864
Exercises	(594,051)
Anti-Dilution Modifications	4,549,975
Forfeiture/Cancellations	(101,695)		-
Outstanding, December 31, 2019	5,044,260	$0.09	3.08
Issued	41,630,953
Exercises	-
Anti-Dilution Modifications	29,697,233		-
Forfeiture/Cancellations			-
Outstanding, December 31, 2020	76,372,446	$0.0057	2.47
Vested, December 31, 2020	76,372,446	$0.0057	2.47

See Note 5 for discussion regarding anti-dilution and modifications related to warrants accounted for as derivative liabilities.

See Note 2 for discussion related to the issuance of common stock in connection with licensing agreements.

See Note 3 for discussion related to the issuance of common stock to a related party for cash.

NOTE 8 – INCOME TAXES

The provision for income tax expense consists of the following at December 31, 2020 and 2019:

	2020	2019
Income tax provision attributable to:
Federal	$(250,771)	$(272,800)
State and local	(69,671)	(75,792)
Valuation allowance	320,442	(348,592)
Net provision for income tax	$-	$-

Deferred tax assets consist of the following at December 31, 2020 and 2019:

	2020	2019
Deferred tax asset attributable to:
Net operating loss carryover	$1,593,282	$1,347,378
Accrued management fees, related party	155,063	80,825
Valuation allowance	(1,748,345)	(1,427,903)
Net deferred tax asset	$-	$-

The primary difference between the statutory federal rate and the Company’s effective tax rate for the years ended December 31, 2020 and 2019 was due to the 100% valuation allowance. The following is a reconciliation of the statutory federal rate and the Company’s effective tax rate for the year ended December 31, 2020 and 2019:

	2020	2019

Tax at federal statutory rate	21.0%	21.0%
State, net of federal benefit	0.2%	0.9%
Change in temporary differences	(0.0)%	0.0)%
Permanent differences	(20.2)	(17.9)%
Valuation allowance	(0.9)%	(4.1)%
Provision for taxes	-

As of December 31, 2020, the Company had federal and state gross net operating loss carryforwards of approximately $6.5 million. The federal and state net operating losses and tax credits expire in years beginning in 2036. Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. To date, the Company hasn’t experienced “ownership changes” under section 382 of the Code and comparable state tax laws. As of December 31, 2020, the Company estimates that none of the federal and state net operating losses will be limited under Section 382 of the Code.

As of December 31, 2020, and 2019, the Company maintained a full valuation allowance on its net deferred tax assets. The valuation allowance was determined in accordance with the provisions of ASC 740, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. The Company’s history of cumulative losses, along with expected future U.S. losses required that a full valuation allowance be recorded against all net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

The applicable federal and state rates used in calculating the deferred tax provision was 21.0% and 8.9%, respectively.

The Company files income tax returns in the U.S. and Arizona. All years presented remain subject to examination for U.S. federal and state purposes. The Company is not currently under examination in federal or state jurisdictions.

NOTE 9 – SUBSEQUENT EVENTS

On January 8, 2021 shares of common stock were issued to CMH in satisfaction of a $50,000 payment owed to CMH under the Patent Purchase Agreement, dated May 17, 2017, as amended on November 14, 2017, between us, our wholly-owned subsidiary StemSpine, LLC, and CMH. Pursuant to the Patent Agreement, the number of shares issued was calculated based on a 30% discount to the closing trading price of the common stock of $.0016 on December 9, 2020.

In February 2020, we completed the sale of two 10% Original Issue Discount Senior Convertible Notes to two institutional investors pursuant to a Securities Purchase Agreement between the Company and the investors. The transactions were effected pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506(b) promulgated thereunder. Pursuant to the Purchase Agreements, for an aggregate purchase price of $144,500, the Investors purchased the notes in the aggregate principal amount of $157.150. The notes mature in February, 2021, bear interest at a rate of 8% per annum, and are convertible into shares of the Company’s common stock at a conversion prices ranging from to 60% to 61% of the average of the two lowest traded price of the Company’s common stock during the 15 trading days preceding the applicable conversion date.

On February 12, 2021, we completed the sale to an institutional investor 350,000 shares of the our newly designated Series B Preferred Stock pursuant to a Securities Purchase Agreement between the Company and the Purchaser for an aggregate purchase price of $350,000. In addition, pursuant to the Purchase Agreement, we issued the Purchaser 1,500,000 shares of our Common Stock as “Commitment Shares” for entering into the transaction. The transaction was effected pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506 of regulation (b) promulgated thereunder.

Each share of Series B Preferred Stock has a Stated Value of $1,200.00 and is convertible into Common Stock at a conversion price equal to $0.05. The conversion price of the Series B Preferred Stock is subject to equitable adjustment in the event of a stock split, stock dividend or similar event with respect to the Common Stock, and will be reduced to $0.035 in the event of a “Triggering Event” a defined in the Certificate of Designation of the Series B Preferred Stock (the “Certificate of Designation”).

The Series B Preferred Stock (i) carries a quarterly dividend at the rate of 10% per annum, payable in cash or additional shares of Series B Preferred Stock, at the Company’s option, and (ii) may be redeemed by us, at its option, upon the payment of an amount equal to (a) $1,200 per share of Series B Preferred Stock, plus all accrued dividends thereon and any unpaid fees or liquidated damages then due with respect to the Series B Preferred Stock pursuant to the Certificate of Designation, multiplied by (b) a premium ranging from 5% if the redemption occurs within 90 days following the issuance of the Series B Preferred Stock, to 20% if the redemption occurs between 120 and 180 days following the issuance of the Series B Preferred Stock.

On March 11, 2020, following the approval of the Board of Directors of the Company filed a Certificate of Amendment to the Certificate of Designation of the Company’s Series A Preferred Stock with the Secretary of State of the State of Nevada (the “Certificate of Amendment”). The Certificate of Amendment increased the voting power of the Series A Preferred Stock to 10,00 votes per share from 30 votes per share. The Company has 3,000,000 shares of Series A Preferred Stock outstanding, all of which are held by Timothy Warbington.

From January 1, 2021 through March 17, 2021, we issued 311,702,077 shares of common stock for the conversion of $947,575 in convertible note principal, interest and fees.

During January and February, 2021 we issued 10,055,556 shares to a contractor upon the conversion of 11,583,333 cashless warrants. The warrants were issued to the contractor for services rendered.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed our internal control over financial reporting as of December 31, 2020, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 2013 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting were effective, as of December 31, 2020, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information concerning our directors and executive officers:

Name	Position	Age
Executive Officers:
Timothy Warbington	President and Chief Executive Officer	59
Donald Dickerson	Chief Financial Officer & Senior Vice-President	56
Directors:
Timothy Warbington	Director	59
Thomas Ichim, PhD	Director	44
Amit Patel, MD	Director	48
Donald Dickerson	Director	56

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

Donald Dickerson. Mr. Dickerson has served as a director and as Chief Financial Officer and Senior Vice-President of CMT since February 2016, and has served as a director and as Vice President and Chief Operating Officer of CMH since June 2014. He received his Masters of Business Administration in Finance from the University of Southern California in May 1992. Mr. Dickerson has worked in a number of management and accounting positions and has experience with companies in the technology, manufacturing and health sciences area. From October 2003 until February 2009, he was employed as a vice-president for JP Morgan Chase in finance; from March 2009 until May 2014, he served as a director for GMT Ventures in finance and operations; and from June 2011 until May 2014, he also served as CFO for Medistem, Inc. in finance.

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

Delinquent Section 16(a) Reports

The were no persons who, at any time during the fiscal year ended December 31, 2020, was a director, executive officer, or beneficial owner of more than 10% of our common stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year

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

Item 11. Executive Compensation

Timothy Warbington has served as our Chief Executive Officer from May 18, 2016 until the present. Neither Mr. Warbington nor any other person received compensation from us during the years ended December 31, 2020 or 2019, which would be reportable pursuant to this item.

Timothy Warbington and Donald Dickerson served as our only principal executive and financial officers, respectively, during 2020. Neither Mr. Warbington nor Mr. Dickerson received compensation from us or any subsidiary during the years ended December 31, 2020 or 2019, for services rendered in any capacities to the Company or its subsidiaries which would be reportable pursuant to this item. Except as described below, we have not entered into any employment or compensation agreements or arrangements with Messrs. Warbington, and Dickerson for their services as named executive officers (or directors) of our company. Each of these persons is employed by CMH and will continue to receive his salary from CMH for services performed for CMT and our company, and its subsidiaries. We have agreed to reimburse CMH for the services performed for our company by CMH employees beginning January 1, 2016. The following table sets forth the amount of monthly compensation expense we have agreed to reimburse to CMH for our named executive officers:

Equity Awards

Warrants to purchase 10,000,000 in warrants were granted to each of three directors; Dr. Patel, Dr. Ichim and Mr. Dickerson for the year-ended December 31, 2020. Other than these warrants, no equity awards were outstanding or held by our named executive officers for the year ended December 31, 2020.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table and footnotes thereto sets forth information regarding the number of shares of common stock beneficially owned by (i) each director and named executive officer of our company, (ii) each person known by us to be the beneficial owner of 5% or more of its issued and outstanding shares of common stock, and (iii) all named executive officers and directors of the Company as a group. In calculating any percentage in the following table of common stock beneficially owned by one or more persons named therein, the following table assumes 1,136,457,773 shares of common stock issued and outstanding. Unless otherwise further indicated in the following table, the footnotes thereto and/or elsewhere in this report, the persons and entities named in the following table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name, subject to community property laws, where applicable. Unless as otherwise indicated in the following table and/or the footnotes thereto, the address of each person beneficially owning in excess of 5% of the outstanding common stock named in the following table is: 3008 W Lupine Avenue, Phoenix, Arizona 85029.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (1)
Named Executive Officers and Directors
Timothy Warbington	119,706,421	(2)(7)	10.50%
Donald Dickerson	10,008,623		0.87%
Thomas Ichim PhD	10,017,245	(3)	0.87%
Amit Patel, MD	92,262,709	(4)	7.51%
Executive Officers and Directors as a Group (4 Persons)	231,994,998		16.95%
5% Beneficial Holders
Creative Medical Health, Inc. (5) 2008 W Lupine Ave Phoenix, AZ 85029	119,663,309		9.53%

_________________

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

(2)	Includes 115,724,233 shares beneficially owned by Creative Medical Health, Inc., for which Mr. Warbington serves as President and Chief Executive Officer.

(3)	Includes 10,000,000 of warrants issuable as-of December 31, 2020. These shares are held by Biotech Holdings LLC, a limited liability company controlled by Mr. Ichim.

(4)

Includes 10,000,000 of warrants issuable as-of December 31, 2020 and 82,836,842 shares issuable for the $250,000 ImmCelz® license obligation as-of March 12, 2021. Both of these shares are held by Jadi Cells, LLC, a limited liability company controlled by Mr. Patel. See Note 2 for details of the agreement.

(5)	Mr. Warbington, as President and CEO, has voting and investment power over these shares which are included in shares beneficially owned by him above.

(6)	Also includes 3,939,076 shares issuable as of March 12, 2021, upon the conversion of $75,000 pursuant to the StemSpine patent purchase agreement.

(7)

In January 2018, Mr. Warbington received 3,000,000 Series A Preferred shares to retire outstanding debt. Each share of Series A Preferred Stock has the right to cast 1,000 votes per share. When the 3,000,000,000 votes are taken into account, Mr. Warbington accounts for75.35% of the voting shares.

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

On January 12, 2018, the Company entered into a Debt Settlement Agreement with Timothy Warbington, our CEO, Chairman, and principal shareholder, and CMH, under which the Company issued 3,000,000 shares of Series A Preferred Stock to Mr. Warbington in exchange for the cancellation of $150,000 of debt owed by the Company to CMH, which CMH in turn was obligated to pay Mr. Warbington. Each share of Series A Preferred Stock has the voting power of 6.6 shares of common stock (or an aggregate of 20,000,000 shares of common stock), and as such provides Mr. Warbington with substantial control over all matters subject to a vote of our shareholders

See Note 2 for discussion of an additional related party transactions with CMH relating the purchase of our ED patent in 2016, our StemSpine patent in 2017 and our ImmCelz™ licensing agreement in 2020.

Parent of the Company

Management believes that both Tim Warbington and CMH would be deemed parents of the Company by virtue of the number of voting shares owned by or potentially issuable to each person. Mr. Warbington holds preferred shares entitling him to cast 80.04% of the voting control of the Company and 100% of the outstanding shares of CMH. In addition, CMH is entitled to convert its outstanding debt into approximately 195,341,071 common shares.

Director Independence

We have adopted the independence standards of the NYSE MKT LLC, to determine the independence of directors. These standards provide that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of our board of directors, free of any relationship that would interfere with the exercise of independent judgment. Under this standard, our board of directors has determined that Thomas Ichim, PhD would meet this standard, and therefore, would be considered to be independent.

Item 14. Principal Accountant Fees and Services

Fees Paid

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2020 and 2019 were $63,250 and $71,000 respectively.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the years ended December 31, 2020 and 2019 were $0.

Tax Fees

There were no fees billed for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning in the years ended December 31, 2020 and 2019.

All Other Fees

There were no other fees billed for products or services provided by the principal accountants, other than those previously reported above, for the years ended December 31, 2020 and 2019.

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

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2020 and 2019.

Consolidated Statements of Operations for the years ended December 31, 2020 and 2019.

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2020 and 2019.

Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019.

Notes to Consolidated Financial Statements.

Exhibits

The following exhibits are included with this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here- with
3.1	Articles of Incorporation					☒
3.2	Bylaws	10	000-53500	3.2	11/18/08
3.6	Series A Preferred Stock Certificate of Designation	8-K	000-53500	3.1	1/16/18
10.23	Clinical Trial Agreement dated September 19, 2016 between Creative Medical Technologies, Inc. and LABIOMED	10-Q	000-53500	10.3	11/10/16
10.24	Note Extension and Limited Waiver Agreement dated May 4, 2017 between CMT and CMH	10-Q	000-53500	10.1	5/10/17
10.25	Patent Purchase Agreement dated May 17, 2017	10-Q	000-53500	10.1	8/14/17
10.26	Amendment and Waiver dated November 14, 2017, to the Patent Purchase Agreement	8-K	000-53500	99.1	11/16/17
10.27	Management Reimbursement Agreement dated November 17, 2017	8-K	000-53500	99.1	11/17/17
10.28	Code of Business Conduct and Ethics					☒
10.29	Patent License Agreement dated December 28, 2020					☒
21.1	Subsidiaries					☒
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					☒
31.2	Rule 13a-14(a) Certification by Principal Financial Officer					☒
32.1	Section 1350 Certification of Principal Executive Officer					☒
32.2	Section 1350 Certification of Principal Financial Officer					☒
101.INS	XBRL Instance Document					☒
101.SCH	XBRL Taxonomy Extension Schema Document					☒
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					☒
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					☒
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					☒
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					☒

Item 16. Form 10-K Summary

None

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

Date: March 17, 2021	By:	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: March 17, 2021	By:	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Timothy Warbington	Director & Chairman	March 17, 2021
Timothy Warbington

/s/ Donald Dickerson	Director	March 17, 2021
Donald Dickerson

/s/ Thomas Ichim, PhD	Director	March 17, 2021
Thomas Ichim, PhD

/s/ Amit Patel, MD	Director	March 17, 2021
Amit Patel, MD

