Form 10-Q
period 2021-03-31
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2021-05-17
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares outstanding of the registrant’s common stock on May 7, 2021, was 1,142,048,685.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	$275,134	$98,012
Total Current Assets	275,134	98,012

OTHER ASSETS
Licenses, net of amortization	596,742	619,763
TOTAL ASSETS	$871,876	$717,775

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$356,001	$350,899
Accrued expenses	67,763	159,771
Management fee and patent liabilities - related parties	255,082	468,782
Convertible notes payable, net of discount of $335,567 and $409,649, respectively	327,225	788,701
Advances from related party	32,800	10,800
Derivative liabilities	2,275,578	38,741,832
Total Current Liabilities	3,314,449	40,520,785

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 7,000,000 and 7,000,000 shares authorized, no shares issued and outstanding at March 31, 2021 and December 31, 2020	-	-
Series A preferred stock, $0.001 par value, 3,000,000 shares authorized, 3,000,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	3,000	3,000
Series B preferred stock, $0.001 par value, 1,000 shares authorized, 350 and 0 shares issued and outstanding at March 31, 2021 and December 31, 2020. Liquidation preference of $420,000.	326,600	-
Series C preferred stock, $0.001 par value, 500 shares authorized, 150 and 0 shares issued and outstanding at March 31, 2021 and December 31, 2020. Liquidation preference of $180,000.	141,049	-
Common stock, $0.001 par value, 6,000,000,000 shares authorized; 1,140,083,954 and 768,540,617 issued and 1,140,079,954 and 768,536,617 outstanding at March 31, 2021 and December 31, 2020, respectively	1,140,080	768,536
Additional paid-in capital	30,000,915	21,315,690
Accumulated deficit	(34,054,217)	(61,890,236)
TOTAL STOCKHOLDERS' DEFICIT	(2,442,573)	(39,803,010)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$871,876	$717,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020

Revenues	$-	$42,100

Cost of revenues	-	14,196

Gross profit	-	27,904

OPERATING EXPENSES
Selling, general and administrative	280,923	346,168
Amortization of patent costs	23,021	16,772
TOTAL EXPENSES	303,944	362,940

Operating loss	(303,944)	(335,036)

OTHER INCOME/(EXPENSE)
Interest expense	(336,076)	(323,223)
Gain loss on extinguishment of convertible notes	-	-
Change in fair value of derivatives liabilities	28,476,039	4,400,739
Total other income (expense)	28,139,963	4,077,516

INCOME BEFORE PROVISION FOR INCOME TAXES	27,836,019	3,742,480

Provision for income taxes	-	-

NET INCOME	$27,836,019	$3,742,480

BASIC NET INCOME PER SHARE	$0.02	$0.09

DILUTED NET INCOME PER SHARE	$0.02	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	1,138,560,486	40,746,192

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	1,244,529,602	776,604,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,836,019	$3,742,480
Adjustments to reconcile net loss to net cash from operating activities:
Amortization	23,021	16,772
Amortization of debt discounts	231,232	289,825
Change in fair value of derivatives liabilities	(28,476,039)	(4,400,739)
Increase in principal and accrued interest balances due to penalty provision	93,821	-
Changes in assets and liabilities:
Accounts receivable	-	(2,800)
Inventory	-	(2,800)
Accounts payable	5,102	65,780
Accrued expenses	9,026	46,898
Management fee payable	(163,700)	49,263
Net cash used in operating activities	(441,518)	(195,321)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	134,640	145,000
Proceeds from sale of preferred stock	462,000	-
Related party advances	22,000	-
Net cash provided from financing activities	618,640	145,000

NET INCREASE (DECREASE) IN CASH	177,122	(50,321)
BEGINNING CASH BALANCE	98,012	88,648
ENDING CASH BALANCE	$275,134	$38,327

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$-	$6,000
Cash payments for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of notes payable, accrued interest and derivative liabilities into common stock	$9,012,418	$1,101,764
Conversion of management fees and patent liability into common stock	$50,000	$45,000
Discounts on convertible notes payable due to derivative liabilities	$134,640	$145,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
December 31, 2020	3,000,000	$3,000	-	$-	-	$-	768,536,617	$768,536	$21,315,690	$(61,890,236)	$(39,803,010)

Proceeds from sales of preferred stock	-	-	350	321,000	150	141,000	2,142,857	2,143	(2,143)	-	462,000

Common stock issued for related party patent and management liabilities	-	-	-	-	-	-	44,642,847	44,643	5,357	-	50,000

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	-	-	-	-	314,702,077	314,702	572,861	-	887,563

Relief of derivative liabilities	-	-	-	-	-	-	-	-	8,124,855	-	8,124,855

Dividends on preferred stock	-	-	-	5,600	-	49	-	-	(5,649)	-	-

Cashless exercise of warrants	-	-	-	-	-	-	10,055,556	10,056	(10,056)	-	-

Net income	-	-	-	-	-	-	-	-	-	27,836,019	27,836,019

March 31, 2021	3,000,000	$3,000	350	$326,600	150	$141,049	1,140,079,954	$1,140,080	$30,000,915	$(34,054,217)	$(2,442,573)

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
December 31, 2019	3,000,000	$3,000	-	$-	-	$-	22,489,046	$22,489	$17,468,018	$(25,565,006)	$(8,071,499)

Common stock issued for related party management liabilities	-	-	-	-	-	-	2,250,000	2,250	42,750	-	45,000

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	-	-	-	-	61,016,388	61,016	289,531	-	350,547

Relief of derivative liabilities	-	-	-	-	-	-	-	-	751,217	-	751,217

Difference in shares from reverse stock split	-	-	-	-	-	-	1,293	2	(2)	-	-

Net income	-	-	-	-	-	-	-	-	-	3,742,480	3,742,480

March 31, 2020	3,000,000	$3,000	-	$-	-	$-	85,756,727	$85,757	$18,551,514	$(21,822,526)	$(3,182,255)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

Introductory Comment

Unless otherwise indicated, any reference to “our company”, “we”, “us”, or “our” refers to Creative Medical Technology Holdings, Inc., and as applicable to its wholly owned subsidiary, Creative Medical Technologies, Inc., a Nevada corporation (“CMT”).

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Creative Medical Technologies Holdings, Inc. is a commercial stage biotechnology company focused on immunology, urology, orthopedics and neurology using adult stem cell treatments.

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

In 2020, we formed ImmCelz, Inc., a wholly owned subsidiary of CMT. Through our ImmCelz Inc. subsidiary, we began exploring the development of treatments that utilize a patient’s own extracted immune cells that are then “reprogrammed” by culturing them outside the patient’s body with optimized stem cells. The immune cells are then re-injected into the patient from whom they were extracted. We believe this process endows the immune cells with regenerative properties that may be suitable for the treatment of stroke victims. In contrast to other stem cell-based approaches, the immune cells are significantly smaller in size than stem cells and are believed to more effectively penetrate areas of the damaged tissues and induce regeneration.

We are currently primarily focused on expanding the commercial sale and use of CaverStem® and FemCelz® by physicians in the Unites States, Europe and South America, commercializing our StemSpine® treatment for lower back pain and filing an Innovative New Drug (IND) application to the FDA utilizing our ImmCelz technology platform to treat stroke. In the future, subject to the availability of capital, we will seek to further develop additional therapeutic products such as Ovastem™ that utilize our proprietary intellectual property.

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2021 and for the three-month period then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The operations for the three-month period ended March 31, 2021, are not necessarily indicative of the operating results for the full year.

Going Concern – The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the three-month period ended March 31, 2021, the Company had negative cash flows from operating activities of $441,518 and had a working capital deficit of $3,039,315. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of equity securities. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of March 31, 2021, and December 31, 2020, the Company didn’t have any Level 1 or 2 financial instruments. The table below reflects the results of our Level 3 fair value calculations:

	Notes	Warrants	Total
Derivative liability at December 31, 2020	$37,343,835	$1,397,997	$38,741,832
Addition of new conversion option derivatives	817,791	-	817,791
Extinguishment/modification	-	-	-
Conversion of note derivatives	(8,124,855)	-	(8,124,855)
Change in fair value	(29,438,447)	279,257	(29,159,190)
Derivative liability at March 31, 2021	$598,324	$1,677,254	$2,275,578

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

The following is a summary of outstanding securities which have been included in the calculation of diluted net income per share and reconciliation of net income to net income available to common stockholders for the three-months ended March 31, 2021.

For the Three Months Ended March 31, 2021
Weighted average common shares outstanding used in calculating basic earnings per share	1,138,560,486
Effect of Series B and C preferred stock	12,000,000
Effect of warrants	64,785,779
Effect of convertible notes payable	28,949,143
Effect of convertible related party management fee and patent liabilities	234,194
Weighted average common shares outstanding used in calculating diluted earnings per share	1,244,529,602

Net income as reported	$27,836,019
Add - Interest on convertible notes payable	53,718
Net income available to common stockholders	$27,889,737

For the Three Months Ended March 31, 2020
Weighted average common shares outstanding used in calculating basic earnings per share	40,746,192
Effect of warrants	4,834,433
Effect of convertible notes payable	562,263,144
Effect of convertible related party management fee and patent liabilities	168,761,150
Weighted average common shares outstanding used in calculating diluted earnings per share	776,604,919

Net income as reported	$3,742,480
Add - Interest on convertible notes payable	49,714
Net income available to common stockholders	$3,792,194

The Company excluded 3,333 options and 8,920,779 warrants from the computation of diluted net income per share for the three-months ended March 31, 2021 as their exercise prices were in excess of the average closing market price of the Company’s common stock during that period.

During the three-month period ended March 31, 2020, the Company had 3,333 options and 209,827 warrants to purchase common stock outstanding. In addition, the Company has various convertible notes payable which on March 31, 2020, are convertible into approximately 562,263,144 shares of common stock.

Recent Accounting Pronouncements – The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 2 – LICENSING AGREEMENTS

ED Patent – The Company acquired a patent from CMH. Amortization expense of $2,493 was recorded for the three-month period ended March 31, 2021. As of March 31, 2021, and December 31, 2020, the carrying value of the patent was $48,466 and $50,959, respectively. The Company expects to amortize approximately $9,972 annually through 2026 related to the patent costs.

Multipotent Amniotic Fetal Stem Cells License Agreement - In August 2016, CMT entered into a License Agreement with a University. This license agreement grants to CMT the exclusive right to all products derived from a patent for use of multipotent amniotic fetal stem cells composition of matter throughout the world during the period ending on the expiration date of the longest-lived patent rights under the patent. CMT paid the University an initial license fee within 30 days of entering into the agreement. CMT is also required to pay annual license maintenance fees on each anniversary date of the agreement, which maintenance fees would be credited toward any earned royalties for any given period. The License Agreement provides for payment of various milestone payments and earned royalties on the net sales of licensed products by CMT or any sub licensee. CMT is also required to reimburse the University for any future costs associated with maintaining the patent. CMT may terminate the license agreement for any reason upon 90 days’ written notice and the University may terminate the agreement in the event CMT fails to meet its obligations set forth therein, unless the breach is cured within 30 days of the notice from the University specifying the breach. CMT is also obligated to indemnify the University against claims arising due to the exercise of the license by CMT or any sub licensee. As of March 31, 2021, and December 31, 2020, no amounts are currently due to the University.

The Company estimates that the patent expires in February 2026 and has elected to amortize the patent through the period of expiration on a straight-line basis. Amortization expense of $293 was recorded for the three-month period ended March 31, 2021. Amortization expense of $294 was recorded for the three-month period ended March 31, 2020. As of March 31, 2021, and December 31, 2020, the carrying values of the patent were $5,256 and $5,549, respectively. The Company expects to amortize approximately $1,172 annually through 2026 related to the patent costs.

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

The patent expires on May 19, 2027 and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expenses of $2,500 was recorded for the three-month period ended March 31, 2021. As of March 31, 2021, and December 31, 2020, the carrying value of the initial patent license was $62,500 and $65,000, respectively. The Company expects to amortize approximately $10,000 annually through 2027 related to the patent costs.

In November 2019, following a successful international pilot study, the Company elected to initiate commercialization of the StemSpine procedure using autologous stem cells. As a result, the Company is obligated to pay CMH $300,000 pursuant to the Patent Purchase Agreement as described above. During the three months ended March 31, 2021, $50,000 of this amount was converted into 44,642,847 shares of the Company’s common stock. As of March 31, 2021, the remaining liability balance was $0. The Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $11,485 was recorded for the three-month period ended March 31, 2021. Amortization expense of $11,485 was recorded for the three-month period ended March 31, 2020, As of March 31, 2021 and December 31, 2020, the carrying value of the patent was $236,769 and $248,254, respectively. The Company expect to amortize approximately $46,000 annually through 2027 related to the patent costs.

ImmCelzTM - On December 28, 2020, ImmCelz, Inc. (“ImmCelz”), a newly formed Nevada corporation and wholly owned subsidiary of the Company, entered into a Patent License Agreement dated December 28, 2020 (the “Agreement”), with Jadi Cell, LLC. (“Jadi”), a company controlled by Dr. Amit Patel, a Board Member. The Agreement grants to ImmCelzTM the patent rights under U.S. Patent# 9,803,176 B2, “Methods and compositions for the clinical derivation of an allogenic cell and therapeutic uses”. The contract grants ImmCelzTM access to proprietary process of expanding the master cell bank of Jadi Cell LLC, as currently practiced by Licensor and as documented in standard operating procedures (SOPs) and other written documentation. The terms of the agreement are as follows:

•

Licensee shall pay Licensor a license fee of $250,000 (the “Upfront Royalty”), which can also be paid in CELZ stock at a discount of 25% of the closing price of $0.0037, which is based on the date of this agreement

•

Within thirty (30) days of the end of each calendar quarter during the term of this Agreement, Licensee will pay Licensor five percent (5%) of the Net Income of ImmCelzTM. during such calendar quarter (the “Continuing Royalty”)

•

in one or a series of related transactions, of all or substantially all of the business or assets of Licensee ImmCelz, Inc. (“Sale of Assets”) will result in a one-time ten-percent allocation to the licensor, the Continuing Royalty will be calculated at five percent (5%) of the Net Income of Licensee in any calendar quarter in which the Net Income in such calendar quarter reflects the receipt of any consideration from such Sale of Assets.

As a result, the Company is obligated to pay Jadi $250,000 pursuant to the Patent License Agreement as described above.

The Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $6,250 was recorded for the three-month period ended March 31, 2021. There was no amortization expense recorded for the three-month period ended March 31, 2020. As of March 31, 2021, and December 31, 2020, the carrying values of the patent were $243,750 and $250,000, respectively. The Company expects to amortize approximately $25,000 annually through 2030 related to the licensing costs.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has incurred a monetary obligation to a related corporation to reimburse the cost of services provided to the Company (management and consulting) through December 31, 2019. Each of the Company’s executive officers is employed by CMH and will continue to receive his or her salary or compensation from CMH. The Company has an agreement with CMH which obligates the Company to reimburse CMH $35,000 per month for such services beginning January 2016. On November 17, 2017, the Company entered into an amended Management Reimbursement Agreement dated November 17, 2017, with Creative Medical Technologies, Inc. (“CMT”), the wholly owned subsidiary of the Company, and with Creative Medical Health, Inc., the parent of the Company (“CMH”). The Agreement memorializes the arrangement between the parties whereby the Company has, since January 1, 2016, reimbursed CMH $35,000 per month for the services of management and consultants employed by CMH and performing services for the Company and CMT. At the option of CMH, the reimbursable amounts set forth in the Agreement may be paid from time to time in shares of common stock of the Company at a price equal to a 30% discount to the lowest closing price during the 20 trading days prior to time the notice is given. The Agreement may be terminated by either party upon 30 days’ prior written notice. The agreement was amended in December 2018 to increase the monthly reimbursement from $35,000 to $45,000 effective January 1, 2019 and thereafter. During the three months ended March 31, 2021 and 2020, the Company recorded $135,000 in expense in connection with this agreement.

As of March 31, 2021, and December 31, 2020, amounts due to CMH under the arrangement were $5,082 and $18,782, respectively.

See Note 2 for discussion of an additional related party transaction with CMH.

NOTE 4 – DEBT

During the three-months ended March 31, 2021, we issued $157,150 in convertible notes to accredited investors with net proceeds of $134,640. The notes mature during February of 2022 and bear interest at rate of 8%. The notes are convertible into shares of the Company’s common stock at conversion prices ranging from 60% to 71% of the average of the two lowest traded prices or the lowest trade price of the Company’s common stock during the previous 15 trading days preceding the conversion date. The Company is amortizing the discount due to derivative liabilities and on-issuance discount totaling $157,150 to interest expense using the straight-line method over the original terms of the loans.

During the three-months ended March 31, 2021 and 2020, the Company amortized $231,232 and $289,825 respectively, to interest expense. As of March 31, 2021, total discounts of $335,568 remained for which will be expensed through February 2022.

During the three-months ended March 31, 2021, the Company issued an aggregate of 314,702,077 shares upon the conversion of $887,560 of outstanding principal, interest and fees on existing, outstanding notes and 10,055,556 shares upon the cashless exercise of 11,583,333 warrants. During the three months ended March 31, 2020, the Company issued an aggregate of 61,016,388 shares upon the conversion of $350,547 of outstanding principal, interest and fees on existing, outstanding notes.

During the three-months ended March 31, 2021 and 2020, the Company did not extinguish any principal or interest.

As of March 31, 2021, future loan maturities are as follows:

For the year ended December 31,

2021	505,642
2022	157,150
Total	$662,792

NOTE 5 – DERIVATIVE LIABILITIES

Derivative Liabilities

In connection with convertible notes payable, the Company records derivative liabilities for the conversion feature. In addition, the Company has warrants for which the exercise prices reset upon future events. These warrants are also considered to be derivative liabilities. The derivative liabilities are valued on the date the convertible note payable become convertible and revalued at each reporting period. The warrants are valued on the date of issuance and revalued at each reporting period. During the three-months ended March 31, 2021, the Company recorded initial derivative liabilities of $817,791 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.0106 to $0.0138 our stock price on the date of grant of $0.0310 to $0.0138, expected dividend yield of 0%, expected volatility of 98.14%, risk free interest rate of 0.10% and expected terms of 1.0 year. Upon initial valuation, the derivative liabilities exceeded the face values certain of the convertible notes payable by approximately $683,151, which was recorded as a day one loss in derivative liability.

On March 31, 2021, the derivative liabilities were revalued at $2,275,578 resulting in a gain of $29,159,190 related to the change in fair market value of the derivative liabilities during the three months ended March 31, 2021. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following average assumptions: an exercise price of $0.0008 to 3.0900, our stock price on the date of valuation ($0.0332), expected dividend yield of 0%, expected volatility of 93.05% to 102.96%, risk-free interest rate of 0.07% to 0.35%, and expected terms ranging from 0.5 to 3.3 years.

In connection with convertible notes converted, as disclosed in Note 4, the Company reclassed derivative liabilities with a fair value of $8,124,855 to additional paid-in capital for the three-month period ended March 31, 2021. The Company revalued the derivative liabilities at each conversion date recording the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted to the pre-conversion carrying value to additional paid-in capital.

Future Potential Dilution

Most of the Company’s convertible notes payable contain adjustable conversion terms with significant discounts to market. As of March 31, 2021, the Company’s convertible notes payable are potentially convertible into an aggregate of approximately 37 million shares of common stock. In addition, due to the variable conversion prices on some of the Company’s convertible notes, the number of common shares issuable is dependent upon the traded price of the Company’s common stock.

NOTE 6 – WARRANTS

From January 2021 through March 2021, the Company issued no warrants in connection with services and convertible notes payable.

The fair value of each warrant is estimated using the Black-Scholes valuation model on the date of issuance and if needed at each period end. Assumptions used in calculating the fair value during the three months ended March 31, 2021 were as follows:

Weighted Average Inputs Used

Annual dividend yield	$-
Expected life (years)	1.3 to 3.3
Risk-free interest rate	0.07% to 0.35%
Expected volatility	93.05% to 102.96%
Common stock price	$0.0008 to $3.0900

Since the expected life of the warrants was greater than the Company’s historical stock information available, the Public Company determined the expected volatility based on price fluctuations of comparable public companies.

The issuances, exercises and pricing re-sets during the three months ended March 31, 2021, are as follows:

Outstanding at December 31, 2020	76,369,112
Issuances	-
Exercises	(11,583,333)
Anti-Dilution/Modification	-
Forfeitures/cancellations	-
Outstanding at March 31, 2021	64,785,779
Weighted Average Price at March 31, 2021	$0.006

NOTE 7 – STOCKHOLDERS’ DEFICIT

Series B Convertible Preferred Stock Equity Financing

On February 11, 2021, the Board of Directors of the Corporation had authorized issuance of up to 350 shares of preferred stock, $0.001 par value per share, designated as Series B Convertible Preferred Stock. Each share of Preferred Stock shall have a par value of $0.001 per share and a stated value of $1,200, subject to increase set forth in the Certificate of Designation.

Dividends: Each share of Series B Convertible Preferred Stock shall be entitled to receive, and the Corporation shall pay, cumulative dividends of 10% per annum, payable quarterly, beginning on the Original Issuance Date and ending on the date that such share of Series B Convertible Preferred Share has been converted or redeemed (the “Dividend End Date”). Dividends may be paid in cash or in shares of Series B Convertible Preferred Stock. From and after the initial Closing Date, in addition to the payment of dividends pursuant to Section 2(a), each Holder shall be entitled to receive, and the Corporation shall pay, dividends on shares of Series B Convertible Preferred Stock equal to (on an as-if-converted-to-Common-Stock basis) and in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of the common stock. The Corporation shall pay no dividends on shares of the common stock unless it simultaneously complies with the previous sentence.

Voting Rights: The Series B Convertible Preferred Stock will vote together with the common stock on an as converted basis subject to the Beneficial Ownership Limitations (not in excess of 4.99% conversion limitation). However, as long as any shares of Series B Convertible Preferred Stock are outstanding, the Corporation shall not, without the affirmative vote of the Holders of a majority of the then outstanding shares of the Series B Convertible Preferred Stock directly and/or indirectly (a) alter or change adversely the powers, preferences or rights given to the Series B Convertible Preferred Stock or alter or amend this Certificate of Designation, (b) authorize or create any class of stock ranking as to redemption or distribution of assets upon a Liquidation (as defined in Section 5) senior to, or otherwise pari passu with, the Series B Convertible Preferred Stock or, authorize or create any class of stock ranking as to dividends senior to, or otherwise pari passu with, the Series b Convertible Preferred Stock, (c) amend its Articles of Incorporation or other charter documents in any manner that adversely affects any rights of the Holders, (d) increase the number of authorized shares of Series B Convertible Preferred Stock, or (e) enter into any agreement with respect to any of the foregoing.

Liquidation: Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary (a “Liquidation”), the Holders shall be entitled to receive out of the assets, whether capital or surplus, of the Corporation an amount equal to the Stated Value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing thereon under this Certificate of Designation, for each share of Series B Convertible Preferred Stock before any distribution or payment shall be made to the holders of any Junior Securities, and if the assets of the Corporation shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Holders shall be ratably distributed among the Holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

Conversion: Each share of Series B Convertible Preferred Stock shall be convertible, at any time and from time to time from and after the Original Issue Date at the option of the Holder thereof, into that number of shares of common stock (subject to the limitations) determined by dividing the Stated Value of such share of Series B Convertible Preferred Stock by the Conversion Price. The Conversion Price for the Series B Convertible Preferred Stock shall be the amount equal to $0.05 per share. Following the event of a default the conversion price shall be $0.35.

Redemption: The Series B Convertible Preferred Stock may be redeemed by payment of the stated value thereof, with the following premiums based on the time of the redemption.

•	105% of the stated value if the redemption takes place within 90 days of issuance;

•	110% of the stated value if the redemption takes place after 90 days and within 120 days of issuance

•	120% of the stated value if the redemption takes place after 120 days and within 180 days of issuance

In addition, the Series B Preferred Stock contain various redemption provisions for which are contingent upon future events including but not limited to having sufficient authorized shares, change in control, bankruptcy, etc. Upon a triggering event, the Company the redemption price is 125% of the stated value plus all unpaid dividends and liquidated damages.

Most Favored Nation Provision. From the date hereof until the date when the Holder no longer holds any shares of Series B Preferred Stock, upon any issuance by the Company or any of its Subsidiaries of Common Stock or Common Stock Equivalents for cash consideration, Indebtedness or a combination of units thereof (a “Subsequent Financing”), the Holder may elect, in its sole discretion, to exchange (in lieu of conversion), if applicable, all or some of the shares of Series B Preferred Stock then held for any securities or units issued in a Subsequent Financing on a $1.00 for $1.00 basis. The Company shall provide the Holder with notice of any such Subsequent Financing in the manner set forth below. For purposes of illustration, if a Subsequent Financing were to occur whereby the Company sells and issues a convertible note with a conversion price that includes a discount to the market price of its Common Stock, the Holder will be entitled to receive the same convertible note on the exact same terms on a dollar-for-dollar basis via the exchange of the Series B Preferred Stock the Holder holds on the date of the sale and issuance of the convertible note.

On February 12, 2021, pursuant to the terms noted above, the Company entered into a new preferred equity financing agreement with BHP Capital, LLC (“BHP”) in the amount of $350,000 for 350 shares of the newly-designated Series B Convertible Preferred Stock valued at $1,200 per share for which $326,600 in proceeds were received by the Company. In connection with the closing, the Company issued an additional 1.5 million shares of common stock as a service fee. The Company has accounted for the transaction with equity at the proceeds received was considered consideration for all securities issued.

Series C Convertible Preferred Stock Equity Financing

On March 30, 2021, the Board of Directors of the Corporation had authorized issuance of up to 150 shares of preferred stock, $0.001 par value per share, designated as Series C Convertible Preferred Stock. Each share of Preferred Stock shall have a par value of $0.001 per share and a stated value of $1,200, subject to increase set forth in the Certificate of Designation.

Dividends: Each share of Series C Convertible Preferred Stock shall be entitled to receive, and the Corporation shall pay, cumulative dividends of 10% per annum, payable quarterly, beginning on the Original Issuance Date and ending on the date that such share of Series C Convertible Preferred Share has been converted or redeemed (the “Dividend End Date”). Dividends may be paid in cash or in shares of Series C Convertible Preferred Stock. From and after the initial Closing Date, in addition to the payment of dividends pursuant to Section 2(a), each Holder shall be entitled to receive, and the Corporation shall pay, dividends on shares of Series C Convertible Preferred Stock equal to (on an as-if-converted-to-Common-Stock basis) and in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of the common stock. The Corporation shall pay no dividends on shares of the common stock unless it simultaneously complies with the previous sentence.

Voting Rights: The Series C Convertible Preferred Stock will vote together with the common stock on an as converted basis subject to the Beneficial Ownership Limitations (not in excess of 4.99% conversion limitation). However, as long as any shares of Series C Convertible Preferred Stock are outstanding, the Corporation shall not, without the affirmative vote of the Holders of a majority of the then outstanding shares of the Series C Convertible Preferred Stock directly and/or indirectly (a) alter or change adversely the powers, preferences or rights given to the Series C Convertible Preferred Stock or alter or amend this Certificate of Designation, (b) authorize or create any class of stock ranking as to redemption or distribution of assets upon a Liquidation (as defined in Section 5) senior to, or otherwise pari passu with, the Series C Convertible Preferred Stock or, authorize or create any class of stock ranking as to dividends senior to, or otherwise pari passu with, the Series C Convertible Preferred Stock, (c) amend its Articles of Incorporation or other charter documents in any manner that adversely affects any rights of the Holders, (d) increase the number of authorized shares of Series C Convertible Preferred Stock, or (e) enter into any agreement with respect to any of the foregoing.

Liquidation: Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary (a “Liquidation”), the Holders shall be entitled to receive out of the assets, whether capital or surplus, of the Corporation an amount equal to the Stated Value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing thereon under this Certificate of Designation, for each share of Series C Convertible Preferred Stock before any distribution or payment shall be made to the holders of any Junior Securities, and if the assets of the Corporation shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Holders shall be ratably distributed among the Holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

Conversion: Each share of Series C Convertible Preferred Stock shall be convertible, at any time and from time to time from and after the Original Issue Date at the option of the Holder thereof, into that number of shares of common stock (subject to the limitations) determined by dividing the Stated Value of such share of Series C Convertible Preferred Stock by the Conversion Price. The Conversion Price for the Series C Convertible Preferred Stock shall be the amount equal to $0.05 per share. Following the event of a default the conversion price shall be $0.35.

Redemption: The Series C Convertible Preferred Stock may be redeemed by payment of the stated value thereof, with the following premiums based on the time of the redemption.

•	105% of the stated value if the redemption takes place within 90 days of issuance;

•	110% of the stated value if the redemption takes place after 90 days and within 120 days of issuance

•	120% of the stated value if the redemption takes place after 120 days and within 180 days of issuance

In addition, the Series C Preferred Stock contain various redemption provisions for which are contingent upon future events including but not limited to having sufficient authorized shares, change in control, bankruptcy, etc. Upon a triggering event, the Company the redemption price is 125% of the stated value plus all unpaid dividends and liquidated damages.

Most Favored Nation Provision. From the date hereof until the date when the Holder no longer holds any shares of Series C Preferred Stock, upon any issuance by the Company or any of its Subsidiaries of Common Stock or Common Stock Equivalents for cash consideration, Indebtedness or a combination of units thereof (a “Subsequent Financing”), the Holder may elect, in its sole discretion, to exchange (in lieu of conversion), if applicable, all or some of the shares of Series C Preferred Stock then held for any securities or units issued in a Subsequent Financing on a $1.00 for $1.00 basis. The Company shall provide the Holder with notice of any such Subsequent Financing in the manner set forth below. For purposes of illustration, if a Subsequent Financing were to occur whereby the Company sells and issues a convertible note with a conversion price that includes a discount to the market price of its Common Stock, the Holder will be entitled to receive the same convertible note on the exact same terms on a dollar-for-dollar basis via the exchange of the Series C Preferred Stock the Holder holds on the date of the sale and issuance of the convertible note.

On March 30, 2021, pursuant to the terms noted above, the Company entered into a new preferred equity financing agreement with Fourth Man, LLC (“FM”) in the amount of $150,000. The closing under the SPA consisted of 150 shares of Series C Convertible Preferred Stock, stated value $1,200 per share, issued to FM for a purchase price of $150,000, or $1,000 per share, for which $141,049 in proceeds were received by the Company. In connection with the closing, the Company issued an additional 642,857 shares of common stock as a service fee. The Company has accounted for the transaction with equity at the proceeds received was considered consideration for all securities issued.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, management reviewed all material events through May 17, 2021, for these financial statements and there are no material subsequent events to report, except as follows:

Conversion Notice

During April and May of 2021, we issued 4,948,065 shares of common stock for the conversion of $97,697 in convertible notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of operations. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020, and our interim financial statements and accompanying notes to these financial statements included in this report. All amounts are in U.S. dollars.

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

In 2020, we formed ImmCelz, Inc., a wholly owned subsidiary of CMT. Through our ImmCelz Inc. subsidiary, we began exploring the development of treatments that utilize a patient’s own extracted immune cells that are then “reprogrammed” by culturing them outside the patient’s body with optimized stem cells. The immune cells are then re-injected into the patient from whom they were extracted. We believe this process endows the immune cells with regenerative properties that may be suitable for the treatment of stroke victims. In contrast to other stem cell-based approaches, the immune cells are significantly smaller in size than stem cells and are believed to more effectively penetrate areas of the damaged tissues and induce regeneration.

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

Our principal executive offices are located at 211 E Osborn Road, Phoenix, AZ 85012.

During the first three-months of 2021, we issued $157,150 in convertible notes with net proceeds of $134,640 to accredited investors.

During the three-month period ending March 31, 2021, we incurred interest expense of $61,354 arising from the third-party notes of $662,792.

Plan of Operations

We commenced marketing disposable stem cell concentration kits for the CaverStem® erectile dysfunction treatment in the fourth quarter of 2017 and the FemCelz® female sexual dysfunction treatment in March of 2019. The Company also announced the commercialization of the StemSpine procedure for lower back pain in the fourth quarter of 2019. We also continued filed an Innovative New Drug (IND) application for the ImmCelz™ product to treat stroke. We have commenced physician recruitment to build a 100-patient treatment registry to support our StemSpine® commercialization. For the next 12 months our plan of operations is to continue to expand the market for the CaverStem® and FemCelz® procedures, build the StemSpine patient registry, and coordinate with the FDA to authorize the commencement of the ImmCelz Phase I trial. As of March 31, 2021, we had approximately $275,000 cash on hand. With an estimated monthly cash burn rate of approximately $100,000 based on historic trends and anticipated future revenues and expenses, management anticipates sufficient cash on hand and committed funds to meet operating expenses and costs of the current operations through at least June 2021. Historically, we have met our cash flow requirements through the sale of equity securities or borrowed funds. We intend to fund our business through sales of disposable stem cell concentration kits along with continuing to seek investments to meet our cash flow requirements, including both operating expenses and the balance of funding required to fund our sales efforts. The securities offered by us to potential investors have not been registered under the Securities Act of 1933, as amended (the “Act”), and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. If we are unable to obtain further financing, we may seek alternative sources of funding or revise our business plan. We currently have no alternative sources for funding.

Results of Operations – For the Three-month Period Ended March 31, 2021 and 2020

Gross Revenue. We generated no gross revenue for the three-month period ended March 31, 2021, in comparison with $42,500 for the comparable quarter a year ago. The decrease of $42,500 or 100% reflects the ongoing negative impact of the COVID-19 pandemic.

Cost of Goods Sold. We generated no cost of goods sold for the three-month period ended March 31, 2021, in comparison with $14,196 for the comparable quarter a year ago. The decrease of $14,196 or 100% is due to the lack of sales in the quarter.

Gross Profit/(Loss). We generated no gross profit for the three-month period ended March 31, 2021, in comparison with $27,904 for the comparable quarter a year ago. The decrease of $27,904 or 100% is due to the lack of sales in the quarter.

General and Administrative Expenses. General and administrative expenses for the three-month period ended March 31, 2021, totaled $280,293 in comparison with $346,168, for the comparable quarter a year ago. The decrease of $65,245 or 19% is primarily due to a decrease of $20,131 in marketing, $18,336 in legal and $21,431 in accounting expenses.

Amortization Expenses. Amortization expenses for the three-month period ended March 31, 2021, totaled $23,021 in comparison with $16,772, for the comparable quarter a year ago. The increase of $6,249 or 37% is due to the added amortization of the $250,000 Jadi Cell asset.

Research and Development Expenses. There were no research and development expenses for the three-month period ended March 31, 2021, and for the comparable quarter a year ago.

Other Income / Expense. Other income for the three-month period ended March 31, 2021, totaled $28,139,963 in comparison with $4,077,516, for the comparable quarter a year ago. The increased income of $24,062,447, or 590% is primarily due to a gain in the fair value of derivative liabilities of $28,476,039, compared to a gain of $4,400,739 for the comparable quarter a year ago.

Net Income/Loss. For the reasons stated above, our net income for the three-month period ended March 31, 2021, totaled $27,836,019 in comparison to $3,742,480, for the comparable quarter a year ago.

Liquidity and Capital Resources

Our principal source of liquidity has been funds received from the sale of our common and preferred stock and issuance of notes including convertible notes. Our experience to-date indicates the lenders are most likely to convert the debt into equity prior to or in lieu of full payment at maturity. Going forward, our short-term funding needs are expected to be satisfied by equity investments, funds to be loaned to us by third parties and revenues generated from our Caverstem® ED and FemCelz® vaginal rejuvenation procedures. Our long-term liquidity needs are expected to be satisfied from future offerings of our equity securities. It is possible that CMH may provide future financing for us. We do not have any arrangements, agreements, or sources for long-term funding.

Our only commitments for expenditures relate to general and administrative costs, including reimbursements to our parent company for services performed by their executive officers on our behalf. During the next 12 months we also anticipate incurring expenses related to marketing activities for our ED and vaginal rejuvenation treatments, building the StemSpine patient registry and initiating the ImmCelz Phase I clinical trial.

For the next 12 months our plan of operations is to market our disposable kits, partner with leading physicians to build the StemSpine patient registry and initiate the ImmCelz Phase I clinical trial. We believe that our current cash on hand would meet our cash flow requirements for only a few more months. If we are unable to obtain further financing, we may seek alternative sources of funding or revise our business plan. We currently have no alternative sources for funding.

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

Cash Flows

Net Cash used in Operating Activities. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was $441,518 for the three-month period ended March 31, 2021 in comparison to $195,321 for the comparable period a year ago, a decrease of $246,197 or 126%. The increase in cash used in operations was primarily related to a $212,963 increase in payments owed to CMH and a $60,678 decrease in accounts payable.

Net Cash used in Investing Activities. There was no cash used in investing activities in the three-month period ended March 31, 2021 and March 31, 2020, respectively.

Net Cash From Financing Activities. In the three-month period ended March 31, 2021, we raised $618,640 through the issuance of convertible debt, preferred stock and a related party advance. In the three-month period ended March 31, 2020, we raised $145,000 through the issuance of convertible debt. The $473,640 or 327% increase in cash flows from financing activities were primarily related to the proceeds from the sale of preferred stock.

Basis of Presentation / Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2021, the Company had $275,000 of available cash and a working capital deficit of $3,039,315. For the three-month period ended March 31, 2021, the Company had no revenue, $303,944 in operating loss and used net cash for operating activities of $441,518. These factors, among others, indicate that the Company may be unable to continue as a going concern for the next twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing as may be required, and ultimately to attain sufficient cash flow from operations to meet its obligations on a timely basis. Management is in the process of negotiating various financing plans including access to ongoing credit facilities and possible sale of capital stock either in private or in public offerings and believes these steps may generate sufficient cash flow for the Company to continue as a going concern. If the Company is unsuccessful in these efforts, it may be required to substantially curtail or terminate its operations.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Convertible Notes/Debentures

During the three-months ended March 31, 2021, we issued convertible promissory notes in the face amount of $157,150 to multiple lenders for which we received proceeds of $144,500. The notes bear interest of 8% which would increase up to 24% in the event of default and have maturity dates in February, 2022. The notes are convertible at rates ranging from 60% to 71% of either the average of the two lowest traded prices of our common stock during the prior 15 trading days preceding the conversion date or the average of the two lowest traded prices of our common stock during the prior 15 trading days preceding the conversion date. We have the option to redeem the notes, in whole or in part, on $144,150 of the face amount of the issued convertible promissory notes for premiums ranging from 0% to 125% of the outstanding principle and interest up to 180 days from the date of issuance. After 180 days the right of repayment expires.

On February 12, 2021, pursuant to the terms identified in Note 7 above, the Company entered into a new preferred equity financing agreement with BHP Capital, LLC (“BHP”) in the amount of $350,000 for 350 shares of the newly-designated Series B Convertible Preferred Stock valued at $1,200 per share for which $326,600 in proceeds were received by the Company. In connection with the closing, the Company issued an additional 1.5 million shares of common stock as a service fee. The Company has accounted for the transaction with equity at the proceeds received was considered consideration for all securities issued.

On March 30, 2021, pursuant to the terms identified in Note 7, the Company entered into a new preferred equity financing agreement with Fourth Man, LLC (“FM”) in the amount of $150,000. The closing under the SPA consisted of 150 shares of Series C Convertible Preferred Stock, stated value $1,200 per share, issued to FM for a purchase price of $150,000, or $1,000 per share, for which $141,049 in proceeds were received by the Company. In connection with the closing, the Company issued an additional 642,857 shares of common stock as a service fee. The Company has accounted for the transaction with equity at the proceeds received was considered consideration for all securities issued.

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

Creative Medical Technology Holdings, Inc.

Date: May 17, 2021	By	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2021	By	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial Officer)

