Form 10-Q
period 2021-06-30
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2021-08-16
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares outstanding of the registrant’s common stock on August 16, 2021, was 1,226,141,742.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	$158,588	$98,012
Total Current Assets	158,588	98,012

OTHER ASSETS
Licenses, net of amortization	573,721	619,763
TOTAL ASSETS	$732,309	$717,775

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$365,042	$350,899
Accrued expenses	71,474	159,771
Management fee and patent liabilities - related parties	302,582	468,782
Convertible notes payable, net of discount of $120,185 and $409,649, respectively	117,267	788,701
Note payable	105,000	-
Advances from related party	237,300	10,800
Derivative liabilities	248,097	38,741,832
Total Current Liabilities	1,446,762	40,520,785

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 7,000,000 and 7,000,000 shares authorized, no shares issued and outstanding at June 30, 2021 and December 31, 2020	-	-
Series A preferred stock, $0.001 par value, 3,000,000 shares authorized, 3,000,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	3,000	3,000
Series B preferred stock, $0.001 par value, 1,000 shares authorized, 350 and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020. Liquidation preference of $420,000.	321,000	-
Series C preferred stock, $0.001 par value, 500 shares authorized, 150 and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020. Liquidation preference of $180,000.	141,000	-
Common stock, $0.001 par value, 6,000,000,000 shares authorized; 1,220,311,120 and 768,540,617 issued and 1,220,307,120 and 768,536,617 outstanding at June 30, 2021 and December 31, 2020, respectively	1,220,307	768,536
Additional paid-in capital	34,559,639	21,315,690
Accumulated deficit	(36,959,399)	(61,890,236)
TOTAL STOCKHOLDERS' DEFICIT	(714,453)	(39,803,010)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$732,309	$717,775

The accompanying notes are an integral part of these condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020

Revenues	$10,000	$27,900	$10,000	$70,000

Cost of revenues	4,500	10,800	4,500	24,996

Gross profit	5,500	17,100	5,500	45,004

OPERATING EXPENSES
Selling, general and administrative	498,321	214,886	779,244	561,054
Amortization of patent costs	23,021	16,478	46,042	33,250
TOTAL EXPENSES	521,342	231,364	825,286	594,304

Operating loss	(515,842)	(214,264)	(819,786)	(549,300)

OTHER INCOME/(EXPENSE)
Interest expense	(234,338)	(297,803)	(570,414)	(621,026)
Gain on extinguishment of convertible notes	96,444	-	96,444	-
Change in fair value of derivatives liabilities	(2,251,446)	(1,330,496)	26,224,593	3,070,243
Total other income (expense)	(2,389,340)	(1,628,299)	25,750,623	2,449,217

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(2,905,182)	(1,842,563)	24,930,837	1,899,917

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$(2,905,182)	$(1,842,563)	$24,930,837	$1,899,917

BASIC NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.01)	$0.02	$0.02

DILUTED NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.01)	$0.02	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	1,160,041,813	169,163,555	1,121,158,906	104,954,874

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	1,160,041,813	169,163,555	1,164,463,648	960,394,825

The accompanying notes are an integral part of these condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,930,837	$1,899,917
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	211,768	-
Amortization	46,042	33,250
Amortization of debt discounts	451,614	543,916
Change in fair value of derivatives liabilities	(26,224,593)	(3,070,243)
Increase in principal and accrued interest balances due to penalty provision	93,821	-
Gain on extinguishment of convertible notes	(96,444)	-
Changes in assets and liabilities:
Accounts receivable	-	4,200
Inventory	-	(1,200)
Accounts payable	14,143	59,822
Accrued expenses	25,355	92,610
Management fee payable	(116,200)	120,200
Net cash used in operating activities	(663,657)	(317,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	100,000	-
Payments on convertible notes payable	-	(9,300)
Proceeds from convertible notes payable	134,640	275,200
Proceeds from sale of preferred stock	462,000	-
Related party advances	226,500	-
Payments to settle convertible notes payable and warrants	(198,907)	-
Net cash provided from financing activities	724,233	265,900

NET INCREASE (DECREASE) IN CASH	60,576	(51,628)
BEGINNING CASH BALANCE	98,012	88,648
ENDING CASH BALANCE	$158,588	$37,020

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$-	$6,000
Cash payments for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of notes payable, accrued interest and derivative liabilities into common stock	$13,454,704	$1,846,910
Conversion of management fees and patent liability into common stock	$50,000	$120,000
Discounts on convertible notes payable due to derivative liabilities	$134,640	$-

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
December 31, 2020	3,000,000	$3,000	-	$-	-	$-	768,536,617	$768,536	$21,315,690	$(61,890,236)	$(39,803,010)

Proceeds from sales of preferred stock	-	-	350	321,000	150	141,000	2,142,857	2,143	(2,143)	-	462,000

Common stock issued for related party patent and management liabilities	-	-	-	-	-	-	44,642,847	44,643	5,357	-	50,000

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	-	-	-	-	386,049,691	386,050	843,301	-	1,229,351

Relief of derivative liabilities	-	-	-	-	-	-	-	-	12,225,353	-	12,225,353

Dividends on preferred stock	-	-	-	-	-	-	-	-	(20,752)	-	(20,752)

Cashless exercise of warrants	-	-	-	-	-	-	18,935,108	18,935	(18,935)	-	-

Stock-based compensation	-	-	-	-	-	-	-	-	211,768	-	211,768

Net income	-	-	-	-	-	-	-	-	-	24,930,837	24,930,837

June 30, 2021	3,000,000	$3,000	350	$321,000	150	$141,000	1,220,307,120	$1,220,307	$34,559,639	$(36,959,399)	$(714,453)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
March 31, 2021	3,000,000	$3,000	350	$326,600	150	$141,049	1,140,079,954	$1,140,080	$30,000,915	$(34,054,217)	$(2,442,573)

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	-	-	-	-	71,347,614	71,348	270,440	-	341,788

Relief of derivative liabilities	-	-	-	-	-	-	-	-	4,100,498	-	4,100,498

Dividends on preferred stock	-	-	-	(5,600)	-	(49)	-	-	(15,103)	-	(20,752)

Cashless exercise of warrants	-	-	-	-	-	-	8,879,552	8,879	(8,879)	-	-

Stock-based compensation	-	-	-	-	-	-	-	-	211,768	-	211,768

Net loss	-	-	-	-	-	-	-	-	-	(2,905,182)	(2,905,182)

June 30, 2021	3,000,000	$3,000	350	$321,000	150	$141,000	1,220,307,120	$1,220,307	$34,559,639	$(36,959,399)	$(714,453)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
December 31, 2019	3,000,000	$3,000	-	$-	-	$-	22,489,046	$22,489	$17,468,018	$(25,565,006)	$(8,071,499)

Common stock issued for related party management liabilities	-	-	-	-	-	-	21,986,841	21,987	98,013	-	120,000

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	-	-	-	-	200,844,446	200,844	404,411	-	605,255

Relief of derivative liabilities	-	-	-	-	-	-	-	-	1,241,655	-	1,241,655

Difference in shares from reverse stock split	-	-	-	-	-	-	1,711	2	(2)	-	-

Net income	-	-	-	-	-	-	-	-	-	1,899,917	1,899,917

June 30, 2020	3,000,000	$3,000	-	$-	-	$-	245,322,044	$245,322	$19,212,095	$(23,665,089)	$(4,204,672)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
March 31, 2020	3,000,000	$3,000	-	$-	-	$-	85,756,727	85,757	$18,551,514	$(21,822,526)	$(3,182,255)

Common stock issued for related party management liabilities	-	-	-	-	-	-	19,736,841	19,737	55,263	-	75,000

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	-	-	-	-	139,828,058	139,828	114,880	-	254,708

Difference in shares from reverse stock split	-	-	-	-	-	-	418	-	-	-	-

Relief of derivative liabilities	-	-	-	-	-	-	-	-	490,438	-	490,438

Net loss	-	-	-	-	-	-	-	-	-	(1,842,563)	(1,842,563)

June 30, 2020	3,000,000	$3,000	-	$-	-	$-	245,322,044	$245,322	$19,212,095	$(23,665,089)	$(4,204,672)

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

We are currently primarily focused on expanding the commercial sale and use of CaverStem® and FemCelz® by physicians in the Unites States, Europe and South America, commercializing our StemSpine® treatment for lower back pain and pursuing an Innovative New Drug (IND) application, filed in February 2021 to the FDA utilizing our ImmCelz technology platform to treat stroke. In the future, subject to the availability of capital, we will seek to further develop additional therapeutic products such as Ovastem™ that utilize our proprietary intellectual property.

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2021 and for the three- and six-month periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The operations for the three- and six-month periods ended June 30, 2021, are not necessarily indicative of the operating results for the full year.

Going Concern – The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the six-month period ended June 30, 2021, the Company had negative cash flows from operating activities of $663,657 and had a working capital deficit of $1,288,174. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Subsequent to June 30, 2021, the Company received approximately $3.7 million in senior notes. The proceeds from the senior notes is expected to be used to fund operations and settle outstanding convertible notes. The senior notes will require repayment prior to February 11, 2022 and thus a short term liability. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of equity securities. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Risks and Uncertainties - On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the COVID-19 include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The COVID-19 and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effect will be to the company, to-date, the Company is experiencing a reduction in revenues due to the prioritization of medical resources to address the COVID-19 outbreak. In several of our markets, most non-essential (including elective) procedures have been placed on hold. While this has a negative financial impact to our revenues, there have been the same reductions to our costs. Additionally, since the Company maintains no inventory and require nearly all of customers to pre-pay, there is no risk to receivables or inventory write-downs. The company expects existing orders temporarily on hold and continued sales, training and patient treatments will resume once the physician’s offices are back to being fully operational.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of June 30, 2021, and December 31, 2020, the Company didn’t have any Level 1 or 2 financial instruments. The table below reflects the results of our Level 3 fair value calculations:

	Notes	Warrants	Total
Derivative liability at December 31, 2020	$37,343,835	$1,397,997	$38,741,832
Addition of new conversion option derivatives	817,791	-	817,791
Extinguishment/modification	(178,086)	(343)	(178,429)
Conversion of note derivatives	(10,355,585)	(1,869,768)	(12,225,353)
Change in fair value	(27,379,861)	472,117	(26,907,744)
Derivative liability at June 30, 2021	$284,094	$3	$248,097

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

The following is a summary of outstanding securities which have been included in the calculation of diluted net income per share and reconciliation of net income to net income available to common stockholders for the six-months ended June 30, 2021.

For the Six Months Ended June 30, 2021
Weighted average common shares outstanding used in calculating basic earnings per share	1,121,158,906
Effect of Series B and C preferred stock	12,000,000
Effect of warrants	17,936,122
Effect of convertible notes payable	11,057,344
Effect of convertible related party management fee and patent liabilities	2,311,276
Weighted average common shares outstanding used in calculating diluted earnings per share	1,164,463,648

Net income as reported	$24,930,837
Add - Interest on convertible notes payable	117,649
Net income available to common stockholders	$25,048,486

For the Six Months Ended June 30, 2020
Weighted average common shares outstanding used in calculating basic earnings per share	104,954,874
Effect of warrants	12,980,834
Effect of convertible notes payable	633,153,146
Effect of convertible related party management fee and patent liabilities	209,305,971
Weighted average common shares outstanding used in calculating diluted earnings per share	960,394,825

Net income as reported	$1,899,917
Add - Interest on convertible notes payable	63,360
Net income available to common stockholders	$1,963,277

The Company excluded 3,333 options and 8,900 warrants from the computation of diluted net income per share for the six months ended June 30, 2021 as their exercise prices were in excess of the average closing market price of the Company’s common stock during that period.

During the three-month period ended June 30, 2021, the Company had 3,333 options and 34,067,186 warrants to purchase common stock outstanding. In addition, the Company has various convertible notes payable which on June 30, 2021, are convertible into approximately 12,777,975 shares of common stock. The effect during the three-month period ended June 30, 2021 was anti-dilutive due to the net loss during that period.

During the three- and six-month periods ended June 30, 2020, the Company had 3,333 options and 34,741,493 warrants to purchase common stock outstanding. In addition, the Company has various convertible notes payable which on June 30, 2020, are convertible into approximately 699,863,854 shares of common stock. The effect during the three-month period ended June 30, 2020 was anti-dilutive due to the net loss during that period.

Recent Accounting Pronouncements – The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 2 – LICENSING AGREEMENTS

ED Patent – The Company acquired a patent from CMH. Amortization expense of $2,493 and $4,986 were recorded for the three- and six-month periods ended June 30, 2021. As of June 30, 2021, and December 31, 2020, the carrying value of the patent was $45,974 and $50,960, respectively. The Company expects to amortize approximately $9,972 annually through 2026 related to the patent costs.

Multipotent Amniotic Fetal Stem Cells License Agreement - In August 2016, CMT entered into a License Agreement with a University. This license agreement grants to CMT the exclusive right to all products derived from a patent for use of multipotent amniotic fetal stem cells composition of matter throughout the world during the period ending on the expiration date of the longest-lived patent rights under the patent. CMT paid the University an initial license fee within 30 days of entering into the agreement. CMT is also required to pay annual license maintenance fees on each anniversary date of the agreement, which maintenance fees would be credited toward any earned royalties for any given period. The License Agreement provides for payment of various milestone payments and earned royalties on the net sales of licensed products by CMT or any sub licensee. CMT is also required to reimburse the University for any future costs associated with maintaining the patent. CMT may terminate the license agreement for any reason upon 90 days’ written notice and the University may terminate the agreement in the event CMT fails to meet its obligations set forth therein, unless the breach is cured within 30 days of the notice from the University specifying the breach. CMT is also obligated to indemnify the University against claims arising due to the exercise of the license by CMT or any sub licensee. As of June 30, 2021, and December 31, 2020, no amounts are currently due to the University.

The Company estimates that the patent expires in February 2026 and has elected to amortize the patent through the period of expiration on a straight-line basis. Amortization expenses of $293 and $586 were recorded for the three- and six-month periods ended June 30, 2021. Amortization expenses of $294 and $588 was recorded for the three- and six-month periods ended June 30, 2020. As of June 30, 2021, and December 31, 2020, the carrying values of the patent were $4,963 and $5,549, respectively. The Company expects to amortize approximately $1,172 annually through 2026 related to the patent costs.

Lower Back Patent – The Company, through its subsidiary StemSpine, LLC, acquired a patent from CMH, a related company, on August 16, 2017, covering the use of various stem cells for the treatment of lower back pain from pursuant to a Patent Purchase Agreement, which was amended in November 2017. As amended, the agreement provides the following:

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

The patent expires on May 19, 2027 and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expenses of $2,500 and $5,000 were recorded for the three- and six-month periods ended June 30, 2021. As of June 30, 2021, and December 31, 2020, the carrying value of the initial patent license was $60,000 and $65,000, respectively. The Company expects to amortize approximately $10,000 annually through 2027 related to the patent costs.

In November 2019, following a successful international pilot study, the Company elected to initiate commercialization of the StemSpine procedure using autologous stem cells. As a result, the Company is obligated to pay CMH $300,000 pursuant to the Patent Purchase Agreement as described above. During the six-months ended June 30, 2021, $50,000 of this amount was converted into 44,642,847 shares of the Company’s common stock. As of June 30, 2021, the remaining liability balance was $0. The Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $11,485 and $22,970 were recorded for the three- and six-month periods ended June 30, 2021. Amortization expense of $11,485 and $22,970 were recorded for the three- and six-month periods ended June 30, 2020, As of June 30, 2021 and December 31, 2020, the carrying value of the patent was $225,284 and $248,254, respectively. The Company expects to amortize approximately $46,000 annually through 2027 related to the patent costs.

ImmCelzTM - On December 28, 2020, ImmCelz, Inc. (“ImmCelz”), a newly formed Nevada corporation and wholly owned subsidiary of the Company, entered into a Patent License Agreement dated December 28, 2020 (the “Agreement”), with Jadi Cell, LLC. (“Jadi”), a company controlled by Dr. Amit Patel, a Board Member. The Agreement grants to ImmCelzTM the patent rights under U.S. Patent# 9,803,176 B2, “Methods and compositions for the clinical derivation of an allogenic cell and therapeutic uses”. The contract grants ImmCelzTM access to proprietary process of expanding the master cell bank of Jadi Cell LLC, as currently practiced by Licensor and as documented in standard operating procedures (SOPs) and other written documentation. The terms of the agreement are as follows:

•

Licensee shall pay Licensor a license fee of 250,000 (the “Upfront Royalty”), which can also be paid in CELZ stock at a discount of 25% of the closing price of $0.0037, which is based on the date of this agreement

•

Within thirty (30) days of the end of each calendar quarter during the term of this Agreement, Licensee will pay Licensor five percent (5%) of the Net Income of ImmCelzTM. during such calendar quarter (the “Continuing Royalty”)

•

in one or a series of related transactions, of all or substantially all of the business or assets of Licensee ImmCelz, Inc. (“Sale of Assets”) will result in a one-time ten-percent allocation to the licensor, the Continuing Royalty will be calculated at five percent (5%) of the Net Income of Licensee in any calendar quarter in which the Net Income in such calendar quarter reflects the receipt of any consideration from such Sale of Assets.

As a result, the Company is obligated to pay Jadi $250,000 pursuant to the Patent License Agreement as described above.

The Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $6,250 and $12,500 were recorded for the three- and six-month periods ended June 30, 2021. There was no amortization expense recorded for the three- and six-month periods ended June 30, 2020. As of June 30, 2021, and December 31, 2020, the carrying values of the patent were $237,500 and $250,000, respectively. The Company expects to amortize approximately $25,000 annually through 2030 related to the licensing costs.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has incurred a monetary obligation to a related corporation to reimburse the cost of services provided to the Company (management and consulting) through December 31, 2019. Each of the Company’s executive officers is employed by CMH and will continue to receive his or her salary or compensation from CMH. The Company has an agreement with CMH which obligates the Company to reimburse CMH $35,000 per month for such services beginning January 2016. On November 17, 2017, the Company entered into an amended Management Reimbursement Agreement dated November 17, 2017, with Creative Medical Technologies, Inc. (“CMT”), the wholly owned subsidiary of the Company, and with Creative Medical Health, Inc., the parent of the Company (“CMH”). The Agreement memorializes the arrangement between the parties whereby the Company has, since January 1, 2016, reimbursed CMH $35,000 per month for the services of management and consultants employed by CMH and performing services for the Company and CMT. At the option of CMH, the reimbursable amounts set forth in the Agreement may be paid from time to time in shares of common stock of the Company at a price equal to a 30% discount to the lowest closing price during the 20 trading days prior to time the notice is given. The Agreement may be terminated by either party upon 30 days’ prior written notice. The agreement was amended in December 2018 to increase the monthly reimbursement from $35,000 to $45,000 effective January 1, 2019 and thereafter. During the three months ended June 30, 2021 and 2020, the Company recorded $135,000 in expense in connection with this agreement.

As of June 30, 2021, and December 31, 2020, amounts due to CMH under the arrangement were $52,582 and $18,782, respectively.

On May 28, 2021 our CEO, Mr. Timothy Warbington, and Board Member, Dr. Amit Patel, advanced the company $50,000 and $150,000 respectively. The two notes mature on August, 28 2021, do not have any conversion features, and bear an interest rate of 5%.

See Note 2 for discussion of an additional related party transaction with CMH.

NOTE 4 – DEBT

During the six-months ended June 30, 2021, we issued $157,150 in convertible notes to accredited investors with net proceeds of $134,640. The notes mature during February of 2022 and bear interest at rate of 8%. The notes are convertible into shares of the Company’s common stock at conversion prices ranging from 60% to 71% of the average of the two lowest traded prices or the lowest trade price of the Company’s common stock during the previous 15 trading days preceding the conversion date. The Company is amortizing the discount due to derivative liabilities and on-issuance discount totaling $157,150 to interest expense using the straight-line method over the original terms of the loans.

On May 28, 2021, our CEO, Mr. Timothy Warbington, and Board Member, Dr. Amit Patel, advanced the company $50,000 and $150,000 respectively. The two notes mature on August, 28 2021, do not have any conversion features, and bear an interest rate of 5%.

On June 21, 2021, we issued a $105,000, non-convertible note to an accredited investor with net proceeds of $100,000. The note matures on September 21, 2021, does not have any conversion features, and bears an interest rate of 10%.

During the six -months ended June 30, 2021 and 2020, the Company amortized $451,614 and $543,916 respectively, to interest expense. As of June 30, 2021, total discounts of $120,185 remained for which will be expensed through February 2022.

During the six-months ended June 30, 2021, the Company issued an aggregate of 386,049,691 shares upon the conversion of $1,229,351 of outstanding principal, interest and fees on existing, outstanding notes and 8,935,108 shares upon the cashless exercise of 11,583,333 warrants. During the six-months ended June 30, 2020, the Company issued an aggregate of 200,844,446 shares upon the conversion of $605,255 of outstanding principal, interest and fees on existing, outstanding notes.

During the six-months ended June 30, 2021 and 2020, the Company extinguished approximately $118,000 and $9,300 of principal and interest respectively.

As of June 30, 2021, future loan maturities are as follows:

For the year ended December 31,

2021	185,302
2022	157,150
Total	$342,452

NOTE 5 – DERIVATIVE LIABILITIES

Derivative Liabilities

In connection with convertible notes payable, the Company records derivative liabilities for the conversion feature. In addition, the Company has an 8,900 warrant for which the exercise price resets upon future events. The warrant is also considered to be derivative liability. The derivative liabilities are valued on the date the convertible note payable become convertible and revalued at each reporting period. The warrant was valued on the date of issuance and revalued at each reporting period. During the six-months ended June 30, 2021, the Company recorded initial derivative liabilities of $817,791 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.0106 to $0.0138 our stock price on the date of grant of $0.0310 to $0.0806, expected dividend yield of 0%, expected volatility of 98.14%, risk free interest rate of 0.10% and expected terms of 1.0 year. Upon initial valuation, the derivative liabilities exceeded the face values certain of the convertible notes payable by approximately $683,151, which was recorded as a day one loss in derivative liability.

On June 30, 2021, the derivative liabilities were revalued at $248,097 resulting in a loss of $2,251,446 and a gain of $26,224,593 related to the change in fair market value of the derivative liabilities during the three and six months ended June 30, 2021, respectively. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following average assumptions: an exercise price of $0.0189 to $3.0900, our stock price on the date of valuation ($0.0350), expected dividend yield of 0%, expected volatility of 75.03% to 98.81%, risk-free interest rate of 0.46% to 0.70%, and expected terms ranging from 0.5 to 2.7 years.

In connection with convertible notes converted, as disclosed in Note 4, the Company reclassed derivative liabilities with a fair value of $12,225,353 to additional paid-in capital for the six-month period ended June 30, 2021. The Company revalued the derivative liabilities at each conversion date recording the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted to the pre-conversion carrying value to additional paid-in capital.

Future Potential Dilution

Most of the Company’s convertible notes payable contain adjustable conversion terms with significant discounts to market. As of June 30, 2021, the Company’s convertible notes payable are potentially convertible into an aggregate of approximately 12 million shares of common stock. In addition, due to the variable conversion prices on some of the Company’s convertible notes, the number of common shares issuable is dependent upon the traded price of the Company’s common stock.

NOTE 6 – WARRANTS

From January 2021 through June 2021, the Company issued 14,010,000 warrants in connection with incentive grants to new Scientific Advisory Board and employee members. During the six months ended June 30, 2021, one of these individuals exercised 10 million warrants.

The fair value of each warrant is estimated using the Black-Scholes valuation model on the date of issuance and if needed at each period end. Assumptions used in calculating the fair value during the six-months ended June 30, 2021 were as follows:

Weighted Average Inputs Used

Annual dividend yield	$-
Expected life (years)	2.7 to 5.0
Risk-free interest rate	0.23% to 0.42%
Expected volatility	93.09% to 98.81%
Common stock price	$0.0230 to $3.0900

Since the expected life of the warrants was greater than the Company’s historical stock information available, the Public Company determined the expected volatility based on price fluctuations of comparable public companies.

The issuances, exercises and pricing re-sets during the six months ended June 30, 2021, are as follows:

Outstanding at December 31, 2020	76,369,112
Issuances	14,010,000
Exercises	(21,583,333)
Anti-Dilution/Modification	-
Forfeitures/cancellations	(34,728,593)
Outstanding at June 30, 2021	34,067,186
Weighted Average Price at June 30, 2021	$0.0155

NOTE 7 – STOCKHOLDERS’ DEFICIT

Series B Convertible Preferred Stock Equity Financing

On February 11, 2021, the Board of Directors of the Corporation had authorized issuance of up to350 shares of preferred stock, $0.001 par value per share, designated as Series B Convertible Preferred Stock. Each share of Preferred Stock shall have a par value of $0.001 per share and a stated value of $1,200, subject to increase set forth in the Certificate of Designation.

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

On March 30, 2021, pursuant to the terms noted above, the Company entered into a new preferred equity financing agreement with Fourth Man, LLC (“FM”) in the amount of $150,000. The closing under the SPA consisted of 150 shares of Series C Convertible Preferred Stock, stated value $1,200 per share, issued to FM for a purchase price of $150,000, or $1,000 per share, for which $141,049 in proceeds were received by the Company. In connection with the closing, the Company issued an additional642,857 shares of common stock as a service fee. The Company has accounted for the transaction with equity at the proceeds received was considered consideration for all securities issued.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, management reviewed all material events through August 16, 2021, for these financial statements and there are no material subsequent events to report, except as follows:

Convertible Notes

Subsequent to June 30, 2021, the Company borrowed an additional $341,650 under convertible notes payable. The convertible notes payable had similar terms to those disclosed in Note 4. In addition, the Company repaid convertible notes payable of $341,650. Additional payments of $164,849 we made to satisfy accrued interest and prepayment provisions.

Short-Term Loans

Subsequent to June 30, 2021, the Company repaid $206,467 in short-term loan principal and accrued interest from two of our officers and an accredited investor.

Conversion Notice

Subsequent to June 30, 2021, the Company issued 8,813,956 shares of common stock for the conversion of $153,980 in convertible notes.

Senior Notes

On August 11, 2021, the Company completed the sale of 15% Original Issue Discount Senior Notes (“Notes”) to a group of institutional investors (the “Purchasers”), pursuant to a Securities Purchase Agreement between the Company and the Purchasers dated as of August 9, 2021 (the “Purchase Agreement”).

Pursuant to the Purchase Agreement, for an aggregate purchase price of $3,787,750, the Purchasers purchased Notes in the aggregate principal amount of $4,456,176.  Each Note matures on February 11, 2022, subject to the Company’s requirement to redeem the Notes prior to such date with the net proceeds of any future offering of the Company’s securities.  The Notes do not bear interest other than upon an event of default, and are not convertible into the Company’s common stock.  In addition, the Notes are subject to covenants, events of defaults and other terms and conditions customary in transactions of this nature.

Pursuant to the Purchase Agreement, the Company also issued to the Purchasers five-year warrants (“Warrants”) to purchase an aggregate of 157,184,354 shares of the Company’s common stock at an initial exercise price of $0.02835 per share, subject to anti-dilution adjustment in the event of future sales of equity by the Company below the then exercise price, stock dividends, stock splits and other specified events.

Roth Capital Partners (“Roth”), acted as sole placement agent for the offering. Pursuant to terms of an engagement letter with Roth, the Company paid Roth a placement agent fee of 9% of the gross proceeds of the offering. The Company also issued Roth a warrant to purchase 10,094,408 shares of common stock with the same terms as the Warrants issued to the Purchasers.

Warrants to Related Parties

Subsequent to June 30, 2021, the Company issued 15,000,000 warrants in connection with incentive grants to Scientific Advisory Board members and employees. The warrants are exercisable at $0.03 per share, vest upon issuance and exercisable for a period of ten years.

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

We are currently primarily focused on expanding the commercial sale and use of CaverStem® and FemCelz® by physicians in the Unites States, Europe and South America, commercializing our StemSpine® treatment for lower back pain and pursuing an Innovative New Drug (IND) application, filed in February 2021 to the FDA utilizing our ImmCelz technology platform to treat stroke. In the future, subject to the availability of capital, we will seek to further develop additional therapeutic products that utilize our proprietary intellectual property.

Our principal executive offices are located at 211 E Osborn Road, Phoenix, AZ 85012.

During the first six-months of 2021, we issued $157,150 in convertible notes with net proceeds of $134,640 to accredited investors.

During the six-month period ending June 30, 2021, we incurred interest expense of $81,004 arising from the third-party notes of $342,452 and related party notes of $220,000.

Plan of Operations

We commenced marketing disposable stem cell concentration kits for the CaverStem® erectile dysfunction treatment in the fourth quarter of 2017 and the FemCelz® female sexual dysfunction treatment in March of 2019. The Company also announced the commercialization of the StemSpine procedure for lower back pain in the fourth quarter of 2019. We also continued filed an Innovative New Drug (IND) application for the ImmCelz™ product to treat stroke. We have commenced physician recruitment to build a 100-patient treatment registry to support our StemSpine® commercialization. For the next 12 months our plan of operations is to continue to expand the market for the CaverStem® and FemCelz® procedures, build the StemSpine patient registry, and coordinate with the FDA to authorize the commencement of the ImmCelz Phase I trial. As of June 30, 2021, we had approximately $159,000 cash on hand. With an estimated monthly cash burn rate of approximately $100,000 based on historic trends and anticipated future revenues and expenses, management anticipates sufficient cash on hand and committed funds to meet operating expenses and costs of the current operations through at least September 2021. Historically, we have met our cash flow requirements through the sale of equity securities or borrowed funds. We intend to fund our business through sales of disposable stem cell concentration kits along with continuing to seek investments to meet our cash flow requirements, including both operating expenses and the balance of funding required to fund our sales efforts. The securities offered by us to potential investors have not been registered under the Securities Act of 1933, as amended (the “Act”), and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. If we are unable to obtain further financing, we may seek alternative sources of funding or revise our business plan. We currently have no alternative sources for funding.

Results of Operations – For the Three-month Period Ended June 30, 2021 and 2020

Gross Revenue. We generated $10,000 in gross revenue for the three-month period ended June 30, 2021, in comparison with $27,900 for the comparable quarter a year ago. The decrease of $17,900 or 64% reflects the ongoing negative impact of the COVID-19 pandemic.

Cost of Goods Sold. We generated $4,500 cost of goods sold for the three-month period ended June 30, 2021, in comparison with $10,800 for the comparable quarter a year ago. The decrease of $6,300 or 58% reflects the ongoing negative impact of the COVID-19 pandemic on sales.

Gross Profit/(Loss). We generated $5,500 gross profit for the three-month period ended June 30, 2021, in comparison with $17,100 for the comparable quarter a year ago. The decrease of $11,600 or 68% is due to the reduced level of sales in the quarter.

General and Administrative Expenses. General and administrative expenses for the three-month period ended June 30, 2021, totaled $498,321 in comparison with $214,886, for the comparable quarter a year ago. The increase of $283,435 or 132% is primarily due to increases of $211,768 in stock-based compensation associated with recruitment of Scientific Advisory Board and new employee members, $58,628 in legal fees and $17,187 in officer consulting services.

Amortization Expenses. Amortization expenses for the three-month period ended June 30, 2021, totaled $23,021 in comparison with $16,478, for the comparable quarter a year ago. The increase of $6,543 or 38% is due to the added amortization of the $250,000 Jadi Cell asset.

Research and Development Expenses. There were no research and development expenses for the three-month period ended June 30, 2021, and for the comparable quarter a year ago.

Other Income / Expense. Other expense for the three-month period ended June 30, 2021, totaled $2,389,340 in comparison with $1,628,299, for the comparable quarter a year ago. The increased expense of $761,041, or 47% is primarily due to an increased loss in the fair value of derivative liabilities of $920,950, offset by a gain on the extinguishment of convertible notes of $96,444.

Net Income/Loss. For the reasons stated above, our net loss for the three-month period ended June 30, 2021, totaled $2,905,182 in comparison to a loss of $1,842,563 for the comparable quarter a year ago.

Results of Operations – For the Six-month Period Ended June 30, 2021 and 2020

Gross Revenue. We generated gross revenue of $10,000 for the six-month period ended June 30, 2021, in comparison with $70,000 for the comparable period a year ago. The decrease of $60,000 or 86% reflects the ongoing negative impact of the COVID-19 pandemic.

Cost of Goods Sold. We generated $4,500 cost of goods sold for the six-month period ended June 30, 2021, in comparison with $24,996 for the comparable period a year ago. The decrease of $20,496 or 82% is due to the lack of sales.

Gross Profit/(Loss). We generated $5,500 gross profit for the six-month period ended June 30, 2021, in comparison with $45,004 for the comparable period a year ago. The decrease of $39,504 or 88% is due to the lack of sales.

General and Administrative Expenses. General and administrative expenses for the six-month period ended June 30, 2021, totaled $779,244 in comparison with $561,054, for the comparable period a year ago. The increase of $218,190 or 39% is primarily due to increases of $211,768 in stock-based compensation associated with recruitment of Scientific Advisory Board and new employee members, $40,292 in legal fees and $17,187 in officer consulting services, offset by a reduction of $18,597 in accounting fees.

Amortization Expenses. Amortization expenses for the six-month period ended June 30, 2021, totaled $46,042 in comparison with $33,250, for the comparable period a year ago. The increase of $12,792 or 38% is due to the added amortization of the $250,000 Jadi Cell asset.

Research and Development Expenses. There were no research and development expenses for the six-month period ended June 30, 2021, and for the comparable period a year ago.

Other Income / Expense. Other income for the six-month period ended June 30, 2021, totaled $25,750,623 in comparison with $2,449,217, for the comparable period a year ago. The increased income of $23,301,406, or 951% is primarily due to an increased gain in the fair value of derivative liabilities of $26,224,593 combined with a gain of $96,444 associated with gains on extinguishment of convertible notes.

Net Income/Loss. For the reasons stated above, our net income for the six-month period ended June 30, 2021, totaled $24,930,837 in comparison to $1,899,917, for the comparable period a year ago.

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

Cash Flows

Net Cash used in Operating Activities. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was $663,657 for the six-month period ended June 30, 2021 in comparison to $317,528 for the comparable period a year ago, the increase of $346,129 or 109%. The increase in cash used in operations was primarily related to a $236,400 decrease in payments owed to CMH and a $45,679 decrease in accounts payable.

Net Cash used in Investing Activities. There was no cash used in investing activities in the six-month period ended June 30, 2021 and June 30, 2020, respectively.

Net Cash From Financing Activities. In the six-month period ended June 30, 2021, we raised $724,233 through the issuance of convertible debt, preferred stock and a related party advance. In the six-month period ended June 30, 2020, we raised $265,900 primarily through the issuance of convertible debt. The $458,333 or 172% increase in cash flows from financing activities were primarily related to the proceeds from the sale of preferred stock and related party advances offset by approximately $200,000 in payments to settle convertible notes payable and warrants.

Basis of Presentation / Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2021, the Company had $159,000 of available cash and a working capital deficit of $1,288,174. For the six-month period ended June 30, 2021, the Company had $10,000 in revenue, $819,786 in operating loss and used net cash for operating activities of $663,657. These factors, among others, indicate that the Company may be unable to continue as a going concern for the next twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing as may be required, and ultimately to attain sufficient cash flow from operations to meet its obligations on a timely basis. Management is in the process of negotiating various financing plans including access to ongoing credit facilities and possible sale of capital stock either in private or in public offerings and believes these steps may generate sufficient cash flow for the Company to continue as a going concern. If the Company is unsuccessful in these efforts, it may be required to substantially curtail or terminate its operations.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Convertible Notes/Debentures

During the six-months ended June 30, 2021, we issued $157,150 in convertible notes to accredited investors with net proceeds of $134,640. The notes mature during February of 2022 and bear interest at rate of 8%. The notes are convertible into shares of the Company’s common stock at conversion prices ranging from 60% to 71% of the average of the two lowest traded prices or the lowest trade price of the Company’s common stock during the previous 15 trading days preceding the conversion date.

On May 28, 2021, our CEO, Mr. Timothy Warbington, and Board Member, Dr. Amit Patel, advanced the company $50,000 and $150,000 respectively. The two notes mature on August, 28 2021, do not have any conversion features, and bear an interest rate of 5%.

On June 21, 2021, we issued a $105,000, non-convertible note to an accredited investor with net proceeds of $100,000. The note matures on September, 21 2021, does not have any conversion features, and bears an interest rate of 10%.

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

Creative Medical Technology Holdings, Inc.

Date: August 16, 2021	By	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial Officer)

