Form 10-Q
period 2021-09-30
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2021-11-15
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the registrant’s common stock on November 15, 2021, was 2,452,348.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	$2,377,930	$98,012
Related party advance	200,000	-
Total Current Assets	2,577,930	98,012

OTHER ASSETS
Other assets	3,282	-
Licenses, net of amortization	550,700	619,763
TOTAL ASSETS	$3,131,912	$717,775

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$454,525	$350,899
Accrued expenses	29,920	159,771
Management fee and patent liabilities - related parties	250,082	468,782
Convertible notes payable, net of discount of $0 and $409,649, respectively	-	788,701
Notes payable, net of discount of $2,219,430 and $0, respectively	2,743,430	-
Advances from related party	17,300	10,800
Derivative liabilities	-	38,741,832
Total Current Liabilities	3,495,257	40,520,785

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 7,000,000 and 7,000,000 shares authorized, no shares issued and outstanding at September 30, 2021 and December 31, 2020	-	-
Series A preferred stock, $0.001 par value, 3,000,000 shares authorized, 3,000,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	3,000	3,000
Series B preferred stock, $0.001 par value, 1,000 shares authorized, no shares issued and outstanding at September 30, 2021 and December 31, 2020	-	-
Series C preferred stock, $0.001 par value, 500 shares authorized, no shares issued and outstanding at September 30, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value, 6,000,000,000 shares authorized; 2,458,250 and 1,537,081 issued and 2,458,242 and 1,537,073 outstanding at September 30, 2021 and December 31, 2020, respectively	2,458	1,537
Additional paid-in capital	38,434,192	22,082,689
Accumulated deficit	(38,802,995)	(61,890,236)
TOTAL STOCKHOLDERS' DEFICIT	(363,345)	(39,803,010)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,131,912	$717,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, IND.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020

Revenues	$10,000	$77,000	$20,000	$147,000

Cost of revenues	4,000	17,600	8,500	42,596

Gross profit	6,000	59,400	11,500	104,404

OPERATING EXPENSES
Research and development	59,180	-	59,180	-
Selling, general and administrative	757,235	285,100	1,536,479	846,154
Amortization of patent costs	23,021	16,771	69,063	50,021
TOTAL EXPENSES	839,436	301,871	1,664,722	896,175

Operating loss	(833,436)	(242,471)	(1,653,222)	(791,771)

OTHER INCOME/(EXPENSE)
Interest expense	(1,305,273)	(289,210)	(1,875,687)	(910,236)
Gain on extinguishment of convertible notes	489,157	-	585,601	-
Change in fair value of derivatives liabilities	(194,044)	926,532	26,030,549	3,996,775
Total other income (expense)	(1,010,160)	637,322	24,740,463	3,086,539

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,843,596)	394,851	23,087,241	2,294,768

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$(1,843,596)	$394,851	$23,087,241	$2,294,768

BASIC NET INCOME (LOSS) PER SHARE	$(0.75)	$0.58	$9.98	$6.21

DILUTED NET INCOME (LOSS) PER SHARE	$(0.75)	$0.14	$9.77	$1.07

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	2,452,076	684,983	2,313,005	369,423

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	2,452,076	2,725,722	2,363,145	2,138,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,087,241	$2,294,768
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	595,380	68,242
Amortization	69,063	50,021
Amortization of debt discounts	1,755,104	804,898
Change in fair value of derivatives liabilities	(26,030,549)	(3,996,775)
Increase in principal and accrued interest balances due to penalty provision	93,821	-
Gain on extinguishment of convertible notes	(585,601)	-
Changes in assets and liabilities:
Accounts receivable	-	5,600
Accounts payable	103,626	23,666
Accrued expenses	26,169	126,838
Management fee payable	(168,700)	131,200
Net cash used in operating activities	(1,054,446)	(491,542)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advance to related party	(200,000)	-
Net cash used in investing activities	(200,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	3,887,750	-
Payments on notes payable	(105,000)	-
Payment of debt issuance costs	(443,239)	-
Payment of deferred offering costs	(3,282)	-
Payments on convertible notes payable	-	(17,000)
Proceeds from convertible notes payable	435,040	458,600
Proceeds from sale of preferred stock	462,000	-
Related party advances	226,500	-
Repayment of related party advances	(220,000)	-
Payments to settle convertible notes payable and warrants	(705,405)	-
Net cash provided from financing activities	3,534,364	441,600

NET INCREASE (DECREASE) IN CASH	2,279,918	(49,942)
BEGINNING CASH BALANCE	98,012	88,648
ENDING CASH BALANCE	$2,377,930	$38,706

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$9,186	$6,000
Cash payments for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$27,725	$-
Warrants issued with notes payable and as a service fee	$2,097,629	$-
Conversion of notes payable, accrued interest and derivative liabilities into common stock	$13,747,415	$2,772,149
Conversion of management fees and patent liability into common stock	$50,000	$160,000
Discounts on convertible notes payable due to derivative liabilities	$134,640	$-
Exchange of preferred stock for notes payable	$572,275	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
December 31, 2020	3,000,000	$3,000	-	$-	-	$-	1,537,073	$1,537	$22,082,689	$(61,890,236)	$(39,803,010)

Proceeds from sales of preferred stock	-	-	350	321,000	150	141,000	4,286	4	(4)	-	462,000

Common stock issued for related party patent and management liabilities	-	-	-	-	-	-	89,286	89	49,911	-	50,000

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	-	-	-	-	789,727	790	1,382,541	-	1,383,331

Relief of derivative liabilities	-	-	-	-	-	-	-	-	12,364,084	-	12,364,084

Dividends on preferred stock	-	-	-	-	-	-	-	-	(27,725)	-	(27,725)

Cashless exercise of warrants	-	-	-	-	-	-	37,870	38	(38)	-	-

Warrants issued with notes payable	-	-	-	-	-	-	-	-	2,097,629	-	2,097,629

Preferred stock redemption	-	-	(350)	(321,000)	(150)	(141,000)	-	-	(110,275)	-	(572,275)

Stock-based compensation	-	-	-	-	-	-	-	-	595,380	-	595,380

Net income	-	-	-	-	-	-	-	-	-	23,087,241	23,087,241
September 30, 2021	3,000,000	$3,000	-	$-	-	$-	2,458,242	$2,458	$38,434,192	$(38,802,995)	$(363,345)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
June 30, 2021	3,000,000	$3,000	350	$321,000	150	$141,000	2,440,614	$2,440	$35,777,506	$(36,959,399)	$(714,453)

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	-	-	-	-	17,628	18	153,962	-	153,980

Relief of derivative liabilities	-	-	-	-	-	-	-	-	138,731	-	138,731

Dividends on preferred stock	-	-	-	-	-	-	-	-	(6,973)	-	(6,973)

Warrants issued with notes payable	-	-	-	-	-	-	-	-	2,097,629	-	2,097,629

Preferred stock redemption	-	-	(350)	(321,000)	(150)	(141,000)	-	-	(110,275)	-	(572,275)

Stock-based compensation	-	-	-	-	-	-	-	-	383,612	-	383,612

Net loss	-	-	-	-	-	-	-	-	-	(1,843,596)	(1,843,596)
September 30, 2021	3,000,000	$3,000	-	$-	-	$-	2,458,242	$2,458	$38,434,192	$(38,802,995)	$(363,345)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
December 31, 2019	3,000,000	$3,000	-	$-	-	$-	44,978	$45	$17,490,462	$(25,565,006)	$(8,071,499)

Common stock issued for related party management liabilities	-	-	-	-	-	-	128,630	129	159,871	-	160,000

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	-	-	-	-	777,865	778	1,032,640	-	1,033,418

Relief of derivative liabilities	-	-	-	-	-	-	-	-	1,738,731	-	1,738,731

Stock-based compensation	-	-	-	-	-	-	-	-	68,242	-	68,242

Difference in shares from reverse stock split	-	-	-	-	-	-	3	-	-	-	-

Net income	-	-	-	-	-	-	-	-	-	2,294,768	2,294,768
September 30, 2020	3,000,000	$3,000	-	$-	-	$-	951,476	$952	$20,489,946	$(23,270,238)	$(2,776,340)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
June 30, 2020	3,000,000	$3,000	-	$-	-	$-	490,644	491	$19,456,926	$(23,665,089)	$(4,204,672)

Common stock issued for related party management liabilities	-	-	-	-	-	-	84,656	85	39,915	-	40,000

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	-	-	-	-	376,176	376	427,786	-	428,162

Relief of derivative liabilities	-	-	-	-	-	-	-	-	497,077	-	497,077

Stock-based compensation	-	-	-	-	-	-	-	-	68,242	-	68,242

Net income	-	-	-	-	-	-	-	-	-	394,851	394,851
September 30, 2020	3,000,000	$3,000	-	$-	-	$-	951,476	$952	$20,489,946	$(23,270,238)	$(2,776,340)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Introductory Comment

Unless otherwise indicated, any reference to “our company”, “we”, “us”, or “our” refers to Creative Medical Technology Holdings, Inc., and as applicable to its wholly owned subsidiary, Creative Medical Technologies, Inc., a Nevada corporation (“CMT”).

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – We are a commercial stage biotechnology company focused on immunology, urology, neurology and orthopedics using adult stem cell treatments and interrelated regenerative technologies for the treatment of multiple indications. Our existing and pipeline of therapies and products include of the following:

Our subsidiary, Creative Medical Technologies, Inc. (“CMT”), was originally created to monetize U.S. Patent No. 8,372,797 and related intellectual property related to the treatment of erectile dysfunction (“ED”), which it acquired in February 2016. Subsequently, we have expanded our development and acquisition of intellectual property beyond urology to include therapeutic treatments utilizing “re-programmed” stem cells, and the treatment of neurologic disorders, lower back pain, type I diabetes, and heart, liver, kidney and other diseases using various types of stem cells through our ImmCelz, Inc., StemSpine, Inc. and AmnioStem LLC subsidiaries. However, neither ImmCelz Inc., StemSpine Inc. nor AmnioStem LLC have commenced commercial activities.

We currently conduct substantially all of our commercial operations through CMT, which markets and sells our CaverStem® and FemCelz® disposable kits utilized by physicians to perform autologous procedures that treat erectile dysfunction and female sexual dysfunction, respectively. Our CaverStem® and FemCelz® kits are currently available through physicians at eight locations in the United States.

In addition to our CaverStem® and FemCelz® products, we are currently in the process of recruiting clinical sites for our StemSpine® Regenerative Stem Cell Procedure for the Treatment of Degenerative Disc Disease. Our StemSpine® treatment is an autologous procedure that utilizes a patient’s own stem cells to treat lower back pain.

In 2020, through our ImmCelz Inc. subsidiary, we began exploring the development of treatments that utilize a patient’s own extracted immune cells that are then “reprogrammed” by culturing them outside the patient’s body with optimized stem cells. The immune cells are then re-injected into the patient from whom they were extracted. We believe this process endows the immune cells with regenerative properties that may be suitable for the treatment of stroke victims, among other indications. In contrast to other stem cell-based approaches, the immune cells are significantly smaller in size than stem cells and are believed to more effectively penetrate areas of the damaged tissues and induce regeneration.

We are currently primarily focused on expanding the commercial sale and use of our CaverStem® and FemCelz® products by physicians in the United States and Europe, and commercializing our StemSpine® treatment for lower back pain. We also recently filed an Investigational New Drug (IND) application with the FDA to treat stroke utilizing our ImmCelzTM technology. In the future, subject to the availability of capital, we will seek to further develop additional therapeutic products that utilize our proprietary intellectual property

Use of Estimates – The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2021 and for the three- and nine-month periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The operations for the three- and nine-month periods ended September 30, 2021, are not necessarily indicative of the operating results for the full year.

Going Concern – The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the nine-month period ended September 30, 2021, the Company had negative cash flows from operating activities of $1,054,446 and had a working capital deficit of $917,327. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In August 2021, the Company received approximately $3.7 million in senior notes. The proceeds from the senior notes were used to settle outstanding convertible notes and is being used to fund operations. The senior notes will require repayment prior to February 11, 2022 and thus a short-term liability. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of equity securities. If the Company raises additional funds through offerings of shares of common stock or other securities, such offerings would cause dilution of current stockholders’ percentage ownership in the Company, which could be substantial. Future offerings could also have a material and adverse effect on the price of the Company’s common stock. On September 28, 2021, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission to raise capital through the offer and sale of units consisting of shares of common stock and warrants to purchase additional shares of common stock in a firm commitment underwriting to be conducted by Roth Capital Partners. However, there can be no assurance that the Company will be successful in completing the offering. The securities to be sold in the offering may not be sold nor may offers to buy be accepted prior to the time the Registration Statement becomes effective. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Risks and Uncertainties - On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the COVID-19 include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The COVID-19 and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effect will be to the company, to-date, the Company is experiencing a reduction in revenues due to the prioritization of medical resources to address the COVID-19 outbreak. In several of our markets, most non-essential (including elective) procedures have been placed on hold. While this has a negative financial impact to our revenues, there have been the same reductions to our costs. Additionally, since the Company maintains no inventory and require nearly all of customers to pre-pay, there is no risk to receivables or inventory write-downs. The company expects continued sales, training and patient treatments will resume once the physician’s offices are back to being fully operational.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of September 30, 2021, and December 31, 2020, the Company didn’t have any Level 1 or 2 financial instruments. The table below reflects the results of our Level 3 fair value calculations:

	Notes	Warrants	Total
Derivative liability at December 31, 2020	$37,343,835	$1,397,997	$38,741,832
Addition of new conversion option derivatives	1,077,757	-	1,077,757
Extinguishment/modification	(726,998)	(346)	(727,344)
Conversion of note derivatives	(10,494,316)	(1,869,768)	(12,364,084)
Change in fair value	(27,200,278)	472,117	(26,728,161)
Derivative liability at September 30, 2021	$-	$-	$-

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

The following is a summary of outstanding securities which have been included in the calculation of diluted net income per share and reconciliation of net income to net income available to common stockholders for the nine-months ended September 30, 2021 and the three- and nine-months ended September 30, 2020.

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020
Weighted average common shares outstanding used in calculating basic earnings per share	684,983	2,313,005	369,423
Effect of Series B and C preferred stock	-	-	-
Effect of warrants	47,784	50,140	56,313
Effect of convertible notes payable	1,579,107	-	1,307,727
Effect of convertible related party management fee and patent liabilities	413,896	-	413,896
Weighted average common shares outstanding used in calculating diluted earnings per share	2,452,076	2,363,145	2,138,913

Net income as reported	$394,851	$23,087,241	$2,294,768
Add - Interest on convertible notes payable	28,228	-	105,338
Net income available to common stockholders	$423,079	$23,087,241	$2,400,106

Diluted income per Share	$0.16	$9.77	$1.12

The Company excluded 7 options and 18 warrants from the computation of diluted net income per share for the nine-months ended September 30, 2021 as their exercise prices were in excess of the average closing market price of the Company’s common stock during that period.

During the three-month period ended September 30, 2021, the Company had 7 options and 481,351 warrants to purchase common stock outstanding. The effect during the three-month period ended September 30, 2021 was anti-dilutive due to the net loss during that period.

The Company excluded 7 options and 17,842 warrants from the computation of diluted net income per share for the three-months ended September 30, 2020 as their exercise prices were in excess of the average closing market price of the Company’s common stock during that period. The Company excluded 7 options and 413 warrants from the computation of diluted net income per share for the nine-months ended September 30, 2020 as their exercise prices were in excess of the average closing market price of the Company’s common stock during that period.

On November 10, 2021, we effected a 1-for-500 reverse split of our authorized and issued and outstanding shares of common stock. All share references have been restated for this reverse split to the earliest period presented. As a result of the split, the authorized shares of the Company’s common stock decreased to 50,000,000 shares.

Recent Accounting Pronouncements – The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 2 – LICENSING AGREEMENTS

ED Patent – The Company acquired a patent from CMH. Amortization expense of $2,493 and $7,479 were recorded for the three- and nine-month periods ended September 30, 2021. As of September 30, 2021, and December 31, 2020, the carrying value of the patent was $43,481 and $50,960, respectively. The Company expects to amortize approximately $9,972 annually through 2026 related to the patent costs.

Multipotent Amniotic Fetal Stem Cells License Agreement - In August 2016, CMT entered into a License Agreement with a University. This license agreement grants to CMT the exclusive right to all products derived from a patent for use of multipotent amniotic fetal stem cells composition of matter throughout the world during the period ending on the expiration date of the longest-lived patent rights under the patent. CMT paid the University an initial license fee within 30 days of entering into the agreement. CMT is also required to pay annual license maintenance fees on each anniversary date of the agreement, which maintenance fees would be credited toward any earned royalties for any given period. The License Agreement provides for payment of various milestone payments and earned royalties on the net sales of licensed products by CMT or any sub licensee. CMT is also required to reimburse the University for any future costs associated with maintaining the patent. CMT may terminate the license agreement for any reason upon 90 days’ written notice and the University may terminate the agreement in the event CMT fails to meet its obligations set forth therein, unless the breach is cured within 30 days of the notice from the University specifying the breach. CMT is also obligated to indemnify the University against claims arising due to the exercise of the license by CMT or any sub licensee. As of September 30, 2021, and December 31, 2020, no amounts are currently due to the University.

The Company estimates that the patent expires in February 2026 and has elected to amortize the patent through the period of expiration on a straight-line basis. Amortization expenses of $293 and $879 were recorded for the three- and nine-month periods ended September 30, 2021. Amortization expenses of $293 and $882 was recorded for the three- and nine-month periods ended September 30, 2020. As of September 30, 2021 and December 31, 2020, the carrying values of the patent were $4,670 and $5,549, respectively. The Company expects to amortize approximately $1,172 annually through 2026 related to the patent costs.

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

The patent expires on May 19, 2027 and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expenses of $2,500 and $7,500 were recorded for the three- and nine-month periods ended September 30, 2021. As of September 30, 2021, and December 31, 2020, the carrying value of the initial patent license was $57,500 and $65,000, respectively. The Company expects to amortize approximately $10,000 annually through 2027 related to the patent costs.

In November 2019, following a successful international pilot study, the Company elected to initiate commercialization of the StemSpine procedure using autologous stem cells. As a result, the Company is obligated to pay CMH $300,000 pursuant to the Patent Purchase Agreement as described above. During the nine-months ended September 30, 2021, $50,000 of this amount was converted into 89,286 shares of the Company’s common stock. As of September 30, 2021, the remaining liability balance was $0. The Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $11,485 and $34,455 were recorded for the three- and nine-month periods ended September 30, 2021. Amortization expense of $11,485 and $34,455 were recorded for the three- and nine-month periods ended September 30, 2020, As of September 30, 2021 and December 31, 2020, the carrying value of the patent was $213,799 and $248,254, respectively. The Company expects to amortize approximately $46,000 annually through 2027 related to the patent costs.

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

The Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $6,250 and $18,750 were recorded for the three- and nine-month periods ended September 30, 2021. There was no amortization expense recorded for the three- and nine-month periods ended September 30, 2020. As of September 30, 2021, and December 31, 2020, the carrying values of the patent were $231,250 and $250,000, respectively. The Company expects to amortize approximately $25,000 annually through 2030 related to the licensing costs.

NOTE 3 – RELATED PARTY TRANSACTIONS

Up until September 15, 2021, the Company was a party to an agreement with CMH under which the Company was obligated to reimburse CMH for services of the Company’s executive officers and directors employed by CMH and performing services for the Company. At the option of CMH, the amounts owed to CMH under the agreement were payable from time to time in shares of common stock of the Company at a price equal to a 30% discount to the lowest closing price during the 20 trading days prior to time CMH provided notice of its exercise of this option. The agreement originally provided for a monthly reimbursement in the amount of $35,000, which amount was increased to $45,000 effective January 1, 2019. During the three months ended September 30, 2021 and 2020, the Company recorded $112,500 and $135,000, respectively in expense in connection with this agreement. Following the termination of this agreement with CMH in September 2021, the Company entered into direct employment relationships with its executive officers, and direct consulting arrangements with its non-employee directors. As of September 30, 2021, no amounts were owed to CMH under the terminated agreement. As of  December 31, 2020, amounts due to CMH under the arrangement were $18,782.

On May 28, 2021, our CEO, Mr. Timothy Warbington, and Board Member, Dr. Amit Patel, advanced the company $50,000 and $150,000 respectively. The two notes were repaid in August 2021.

See Note 2 for discussion of an additional related party transaction with CMH.

NOTE 4 – DEBT

On August 11, 2021, we completed the sale of 15% Original Issue Discount Senior Notes (“Bridge Notes”) in the aggregate principal amount of $4,456,176 to a group of institutional investors (the “Purchasers”). In connection with the sale of the Bridge Notes, holders of our shares of Series B Preferred Stock and Series C Preferred Stock exchanged such preferred stock for additional Bridge Notes in the aggregate principal amount of $690,000. The Bridge Notes mature on February 11, 2022, subject to the requirement that we redeem the Bridge Notes prior to such date with the net proceeds of any future offering of our securities. The Notes do not bear interest other than upon an event of default, and are not convertible into the Company’s common stock. In addition, the Notes are subject to covenants, events of defaults and other terms and conditions customary in transactions of this nature. The Company is amortizing the on-issuance discount and financing fees totaling $758,426 to interest expense with respect to these notes.

The Company also issued to the purchasers of the Bridge Notes five-year warrants to purchase an aggregate of 363,046 shares of our common stock at an initial exercise price of $14.175 per share, subject to anti-dilution adjustment in the event of future sales of our equity below the then exercise price, stock dividends, stock splits and other specified events.

Roth Capital Partners (“Roth”), acted as sole placement agent for the offering. Pursuant to terms of an engagement letter with Roth, the Company paid Roth a placement agent fee in the amount $312,750. The Company also issued Roth a warrant to purchase 20,189 shares of common stock with the same terms as the warrants issued to the Purchasers.

During the nine-months ended September 30, 2021, we also issued $498,800 in convertible notes to accredited investors with net proceeds of $435,040, which have since been repaid in full. The notes were to mature during February and July of 2022 and bore interest at a rate of 8%. The notes were convertible into shares of the Company’s common stock at conversion prices ranging from 60% to 71% of the average of the two lowest traded prices or the lowest trade price of the Company’s common stock during the previous 15 trading days preceding the conversion date. The Company amortized the discount due to derivative liabilities and on-issuance discount totaling $443,905 to interest expense with respect to these notes.

On May 28, 2021, Mr. Timothy Warbington, who is our CEO and Chairman; and Dr. Amit Patel, who is a director of ours, advanced the company $50,000 and $150,000 respectively. The two notes were repaid during the quarter ended September 30, 2021, did not have any conversion features, and bore interest at the rate of 5% per annum.

On June 21, 2021, we issued a $105,000, non-convertible note to an accredited investor with net proceeds of $100,000. The note was repaid during the quarter ended September 30, 2021, did not have any conversion features, and bore interest at the rate of 10% per annum.

During the nine-months ended September 30, 2021 and 2020, the Company amortized $1,755,104 and $804,898 respectively, to interest expense. As of September 30, 2021, total discounts of $0.

During the nine-months ended September 30, 2021, the Company issued an aggregate of 789,727 shares upon the conversion of $1,383,331 of outstanding principal, interest and fees on outstanding notes, and 37,870 shares upon the cashless exercise of 43,167 warrants. During the nine-months ended September 30, 2020, the Company issued an aggregate of 777,865 shares upon the conversion of $1,033,418 of outstanding principal, interest and fees on existing, outstanding notes.

During the nine-months ended September 30, 2020, the Company extinguished $23,000 of principal and interest with no pre-payment premiums.

As of September 30, 2021, future loan maturities are as follows:

For the year ended December 31,

2021	0
2022	5,146,176
Total	$5,146,176

NOTE 5 – DERIVATIVE LIABILITIES

Derivative Liabilities

In connection with convertible notes payable, the Company records derivative liabilities for the conversion feature. The derivative liabilities are valued on the date the convertible note payable become convertible and revalued at each reporting period. During the nine-months ended September 30, 2021, the Company recorded initial derivative liabilities of $1,077,757 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.0106 to $0.0248 our stock price on the date of grant of $0.0340 to $0.0806, expected dividend yield of 0%, expected volatility of 75.03% to 98.14%, risk free interest rate of 0.10% and expected terms of 1.0 year. Upon initial valuation, the derivative liabilities exceeded the face values certain of the convertible notes payable by approximately $697,602, which was recorded as a day one loss in derivative liability.

In August 2021, we completed the sale of 15% Original Issue Discount Senior Notes (“Bridge Notes”) in the aggregate principal amount of $4,456,176 to a group of institutional investors (the “Purchasers”). A portion of the proceeds were used to repay the principal, accrued interest, pre-payment fees and other premiums of all the outstanding convertible notes as well as all previously outstanding warrants with re-pricing and anti-dilutive features. The result was $0 in derivative liabilities as-of the period ended September 30,2021.

NOTE 6 – WARRANTS

From January 2021 through September 2021, the Company issued 421,066 warrants in connection with a non-convertible debt issuance and incentive grants to new Scientific Advisory Board and employee members. During the nine-months ended September 30, 2021, two of these individuals exercised 43,167 warrants.

The fair value of each warrant is estimated using the Black-Scholes valuation model on the date of issuance and if needed at each period end. Assumptions used in calculating the fair value during the nine months ended September 30, 2021 were as follows:

Weighted Average Inputs Used

Annual dividend yield	$-
Expected life (years)	2.7 to 10.0
Risk-free interest rate	0.23% to0.81%
Expected volatility	92.93% to 98.81%
Common stock price	$$11.5000 to $17.0000

Since the expected life of the warrants was greater than the Company’s historical stock information available, the Public Company determined the expected volatility based on price fluctuations of comparable public companies.

The issuances, exercises and pricing re-sets during the nine months ended September 30, 2021, are as follows:

Outstanding at December 31, 2020	152,738
Issuances	441,255
Exercises	(43,167)
Anti-Dilution/Modification	-
Forfeitures/cancellations	(69,475)
Outstanding at September 30, 2021	481,351
Weighted Average Price at September 30, 2021	$13.2809

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

In addition, the Series B Preferred Stock contain various redemption provisions for which are contingent upon future events including but not limited to having sufficient authorized shares, change in control, bankruptcy, etc. Upon a triggering event, the Company’s redemption price is 125% of the stated value plus all unpaid dividends and liquidated damages.

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

In August 2021, the preferred shares were redeemed at 120% of their stated value per the terms of their designations through the issuance of the bridge note with the same terms as the bridge note described in Note 4.

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

In addition, the Series C Preferred Stock contain various redemption provisions for which are contingent upon future events including but not limited to having sufficient authorized shares, change in control, bankruptcy, etc. Upon a triggering event, the Company’s redemption price is 125% of the stated value plus all unpaid dividends and liquidated damages.

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

In August 2021, the preferred shares were redeemed at 120% of their stated value per the terms of their designations through the issuance of the bridge note with the same terms as the bridge note described in Note 4.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, management reviewed all material events through November 15, 2021, for these financial statements and there are no material subsequent events to report, except as follows:

In November, 2021, following the approval of the Company’s Board of Directors and holders of a majority the Company’s voting stock, the Company filed an amendment to its Articles of Incorporation increasing the Company’s authorized shares of Common Stock to 25 billion from 6 billion.  Thereafter, following the approval of the Board of Directors of the Company, the Company effected a 1-for-500 reverse split of the both the Company’s authorized and outstanding shares of Common Stock, by filing a Certificate of Change with the Nevada Secretary of State under Section 78.209 of the Nevada Revised Statutes.  Following the stock split, the Company’s authorized common stock was reduced to 50,000,000 shares, and the Company had outstanding approximately 2,452,348 shares of Common Stock. No fractional shares will be issued, and no cash or other consideration will be paid, in connection with the reverse stock split. Instead, the Company will issue one whole share of the post-Reverse Stock Split Common Stock to any stockholder who otherwise would have received a fractional share as a result of the reverse stock split. On November 10, 2021, we effected a 1-for-500 reverse split of our authorized and issued and outstanding shares of common stock. All share references have been restated for this reverse split to the earliest period presented. As a result of the split, the authorized shares of the Company’s common stock decreased to 50,000,000 shares.

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

Overview

We are a commercial stage biotechnology company focused on immunology, urology, neurology and orthopedics using adult stem cell treatments and interrelated regenerative technologies for the treatment of multiple indications. Our existing and pipeline of therapies and products include the following:

Our subsidiary, Creative Medical Technologies, Inc. (“CMT”), was originally created to monetize U.S. Patent No. 8,372,797 and related intellectual property related to the treatment of erectile dysfunction (“ED”), which it acquired in February 2016. Subsequently, we have expanded our development and acquisition of intellectual property beyond urology to include therapeutic treatments utilizing “re-programmed” stem cells, and the treatment of neurologic disorders, lower back pain, type I diabetes, and heart, liver, kidney and other diseases using various types of stem cells through our ImmCelz, Inc., StemSpine, Inc. and AmnioStem LLC subsidiaries. However, neither ImmCelz Inc., StemSpine Inc. nor AmnioStem LLC have commenced commercial activities.

We currently conduct substantially all of our commercial operations through CMT, which markets and sells our CaverStem® and FemCelz® disposable kits utilized by physicians to perform autologous procedures that treat erectile dysfunction and female sexual dysfunction, respectively. Our CaverStem® and FemCelz® kits are currently available through physicians at eight locations in the United States.

In addition to our CaverStem® and FemCelz® products, we are currently in the process of recruiting clinical sites for our StemSpine® Regenerative Stem Cell Procedure for the Treatment of Degenerative Disc Disease. Our StemSpine® treatment is an autologous procedure that utilizes a patient’s own stem cells to treat lower back pain.

In 2020, through our ImmCelz Inc. subsidiary, we began exploring the development of treatments that utilize a patient’s own extracted immune cells that are then “reprogrammed” by culturing them outside the patient’s body with optimized stem cells. The immune cells are then re-injected into the patient from whom they were extracted. We believe this process endows the immune cells with regenerative properties that may be suitable for the treatment of stroke victims, among other indications. In contrast to other stem cell-based approaches, the immune cells are significantly smaller in size than stem cells and are believed to more effectively penetrate areas of the damaged tissues and induce regeneration.

We are currently primarily focused on expanding the commercial sale and use of our CaverStem® and FemCelz® products by physicians in the Unites States and Europe, and commercializing our StemSpine® treatment for lower back pain. We also recently filed an Investigational New Drug (IND) application with the FDA to treat stroke utilizing our ImmCelzTM technology. In the future, subject to the availability of capital, we will seek to further develop additional therapeutic products that utilize our proprietary intellectual property.

During the first nine months of 2021, we issued $498,800 in convertible notes with net proceeds of $435,040 to accredited investors.

During the nine-month period ending September 30, 2021, we incurred interest expense of $120,583 arising from the third-party notes of $498,800.

Plan of Operations

We commenced marketing disposable stem cell concentration kits for the CaverStem® erectile dysfunction treatment in the fourth quarter of 2017 and the FemCelz® female sexual dysfunction treatment in March of 2019. The Company also announced the commercialization of the StemSpine procedure for lower back pain in the fourth quarter of 2019. We also filed an Innovative New Drug (IND) application for the ImmCelz™ product to treat stroke. We have commenced physician recruitment to build a 100-patient treatment registry to support our StemSpine® commercialization. For the next 12 months our plan of operations is to continue to expand the market for the CaverStem® and FemCelz® procedures, build the StemSpine patient registry, and coordinate with the FDA to authorize the commencement of the ImmCelz Phase I trial. As of September 30, 2021, we had approximately $2,378,000 cash on hand. With an estimated monthly cash burn rate of approximately $200,000 based on historic trends and anticipated future revenues and expenses, management anticipates sufficient cash on hand and committed funds to meet operating expenses and costs of the current operations through at least January 2022. Historically, we have met our cash flow requirements through the sale of equity securities or borrowed funds. We intend to fund our business through sales of disposable stem cell concentration kits along with continuing to seek investments to meet our cash flow requirements, including both operating expenses and the balance of funding required to fund our sales efforts. The securities offered by us to potential investors have not been registered under the Securities Act of 1933, as amended (the “Act”), and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. If we are unable to obtain further financing, we may seek alternative sources of funding or revise our business plan. We currently have no alternative sources for funding.

Results of Operations – For the Three-month Period Ended September 30, 2021 and 2020

Gross Revenue. We generated $10,000 in gross revenue for the three-month period ended September 30, 2021, in comparison with $77,000 for the comparable quarter a year ago. The decrease of $67,000 or 87% reflects the ongoing negative impact of the COVID-19 pandemic.

Cost of Goods Sold. We generated $4,000 cost of goods sold for the three-month period ended September 30, 2021, in comparison with $17,600 for the comparable quarter a year ago. The decrease of $13,600 or 77% reflects the ongoing negative impact of the COVID-19 pandemic on sales.

Gross Profit/(Loss). We generated $6,000 gross profit for the three-month period ended September 30, 2021, in comparison with $59,400 for the comparable quarter a year ago. The decrease of $53,400 or 90% is due to the reduced level of sales in the quarter.

General and Administrative Expenses. General and administrative expenses for the three-month period ended September 30, 2021, totaled $757,235 in comparison with $285,100, for the comparable quarter a year ago. The increase of $472,135 or 166% is primarily due to increases of $78,357 in marketing expenses associated with a re-energized Caverstem® marketing campaign, $383,612 in stock-based compensation associated with the issued service provider warrants, and an increase of $58,697 in legal fees associated with the bridge loan and S-1 filing offset by a $80,742 reduction in commissions as a result of lower sales.

Amortization Expenses. Amortization expenses for the three-month period ended September 30, 2021, totaled $23,021 in comparison with $16,771, for the comparable quarter a year ago. The increase of $6,250 or 37% is due to the added amortization of the $250,000 Jadi Cell asset.

Research and Development Expenses. There was $59,180 in research and development expenses for the three-month period ended September 30, 2021 in comparison to no expenses for the comparable quarter a year ago. The expenses are associated with our efforts to respond to information requests from the FDA associated with our ImmCelz® IND filing for the treatment of stroke.

Other Income / Expense. Other expense for the three-month period ended September 30, 2021, totaled $1,010,160 in comparison with a gain of $637,322, for the comparable quarter a year ago. The increased expense of $1,647,482, is primarily due to an increase of $1,016,163 in interest expense associated with the retirement of convertible debt identified in Note 2, a loss of $194,044 in derivative liabilities compared to a gain of $926,532 for the comparable quarter a year ago, offset by a gain of $489,157 on extinguished debt.

Net Income/Loss. For the reasons stated above, our net loss for the three-month period ended September 30, 2021, totaled $1,843,596 in comparison to net income of $394,851 for the comparable quarter a year ago.

Results of Operations – For the Nine-month Period Ended September 30, 2021 and 2020

Gross Revenue. We generated gross revenue of $20,000 for the nine-month period ended September 30, 2021, in comparison with $147,000 for the comparable period a year ago. The decrease of $127,000 or 86% reflects the ongoing negative impact of the COVID-19 pandemic.

Cost of Goods Sold. We generated $8,500 cost of goods sold for the nine-month period ended September 30, 2021, in comparison with $42,596 for the comparable period a year ago. The decrease of $34,096 or 80% is due to the reduction in sales.

Gross Profit/(Loss). We generated $11,500 gross profit for the nine-month period ended September 30, 2021, in comparison with $104,404 for the comparable period a year ago. The decrease of $92,904 or 89% is due to the reduction in sales.

General and Administrative Expenses. General and administrative expenses for the nine-month period ended September 30, 2021, totaled $1,536,479 in comparison with $846,154, for the comparable period a year ago. The increase of $690,325 or 82% is primarily due to increases of $595,380 in stock-based compensation associated with recruitment of Scientific Advisory Board, service providers, and new employee members, $98,988 in legal fees associated with the bridge loan identified in Note 2 and the S-1 Filing identified in Subsequent Events, and an $68,902 increase in marketing expenses associated with a re-energized Caverstem marketing campaign offset by $86,242 in reduced commissions as a result of lower sales.

Amortization Expenses. Amortization expenses for the nine-month period ended September 30, 2021, totaled $69,063 in comparison with $50,021, for the comparable period a year ago. The increase of $19,042 or 38% is due to the added amortization of the $250,000 Jadi Cell asset.

Research and Development Expenses. There was $59,180 in research and development expenses for the nine-month period ended September 30, 2021 in comparison to no expenses for the comparable period a year ago. The expenses are associated with our efforts to respond to information requests from the FDA associated with our ImmCelz® IND filing for the treatment of stroke.

Other Income / Expense. Other income for the nine-month period ended September 30, 2021, totaled $24,740,463 in comparison with $3,086,539, for the comparable period a year ago. The increased income of $21,653,924, or 702% is primarily due to an increased gain in the fair value of derivative liabilities of $22,033,774 combined with a gain of $585,601 associated with gains on extinguishment of convertible notes.

Net Income/Loss. For the reasons stated above, our net income for the nine-month period ended September 30, 2021, totaled $23,087,241 in comparison to $2,294,768, for the comparable period a year ago.

Liquidity and Capital Resources

Our principal source of liquidity has been funds received from the sale of our common and preferred stock and issuance of notes including convertible notes. Historically, the lenders have been most likely to convert the debt into equity prior to or in lieu of full payment at maturity. Going forward, with all the convertible debt obligations having been fully met, our short-term funding needs are expected to be satisfied by equity investments, and revenues generated from our Caverstem® ED and FemCelz® vaginal rejuvenation procedures. Our long-term liquidity needs are expected to be satisfied from future offerings of our equity securities. We do not have any arrangements, agreements, or sources for long-term funding.

Our only commitments for expenditures relate to general and administrative costs. During the next 12 months we also anticipate incurring expenses related to marketing activities for our ED and vaginal rejuvenation treatments, building the StemSpine patient registry and initiating the ImmCelz Phase I clinical trial.

For the next 12 months our plan of operations is to market our disposable kits, partner with leading physicians to build the StemSpine patient registry and initiate the ImmCelz Phase I clinical trial. We believe that our current cash on hand would meet our cash flow requirements through January 2022. If we are unable to obtain further financing, we may seek alternative sources of funding or revise our business plan. We currently have no alternative sources for funding.

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

Cash Flows

Net Cash used in Operating Activities. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was $1,054,446 for the nine-month period ended September 30, 2021 in comparison to $491,542 for the comparable period a year ago, an increase of $562,904 or 115%. The increase in cash used in operations was primarily related to a $299,900 increase in payments made to CMH and a $100,669 decrease in accrued expenses.

Net Cash used in Investing Activities. There was a $200,000 advance to a related party and no investing activity during the nine-month period ended September 30, 2021 and September 30, 2020, respectively.

Net Cash From Financing Activities. In the nine-month period ended September 30, 2021, we raised $4,784,790 through the issuance of convertible debt, preferred stock and a short-term, non-convertible note. We spent $1,256,926 on re-payment of notes and debt issuance costs. In the nine-month period ended September 30, 2020, we raised $458,600 primarily through the issuance of convertible debt. The $3,092,764 or 700% increase in cash flows from financing activities were primarily related to the proceeds from a short-term, non-convertible note, issuance of convertible notes and the sale of preferred stock.

Basis of Presentation / Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2021, the Company had $2,377,930 of available cash and a working capital deficit of $917,327. For the nine-month period ended September 30, 2021, the Company had $20,000 in revenue, $1,653,222 in operating loss and used net cash for operating activities of $1,054,446. These factors, among others, indicate that the Company may be unable to continue as a going concern for the next twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing as may be required, and ultimately to attain sufficient cash flow from operations to meet its obligations on a timely basis. Management is in the process of negotiating various financing plans including access to ongoing credit facilities and possible sale of capital stock either in private or in public offerings and believes these steps may generate sufficient cash flow for the Company to continue as a going concern. If the Company raises additional funds through offerings of shares of common stock or other securities, such offerings would cause dilution of current stockholders’ percentage ownership in the Company, which could be substantial. Future offerings could also have a material and adverse effect on the price of the Company’s common stock. If the Company is unsuccessful in these efforts, it may be required to substantially curtail or terminate its operations.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Convertible Notes/Debentures

On August 11, 2021, we completed the sale of 15% Original Issue Discount Senior Notes (“Bridge Notes”) in the aggregate principal amount of $4,456,176 to a group of institutional investors (the “Purchasers”). In connection with the sale of the Bridge Notes, holders of our shares of Series B Preferred Stock and Series C Preferred Stock exchanged such preferred stock for additional Bridge Notes in the aggregate principal amount of $690,000. The Bridge Notes mature on February 11, 2022, subject to the requirement that we redeem the Bridge Notes prior to such date with the net proceeds of any future offering of our securities. The Notes do not bear interest other than upon an event of default, and are not convertible into the Company’s common stock. In addition, the Notes are subject to covenants, events of defaults and other terms and conditions customary in transactions of this nature.

The Company also issued to the purchasers of the Bridge Notes five-year warrants to purchase an aggregate of 363,046 shares of our common stock at an initial exercise price of $14.1750 per share, subject to anti-dilution adjustment in the event of future sales of our equity below the then exercise price, stock dividends, stock splits and other specified events.

Roth Capital Partners (“Roth”), acted as sole placement agent for the offering. Pursuant to terms of an engagement letter with Roth, the Company paid Roth a placement agent fee in the amount $312,750. The Company also issued Roth a warrant to purchase 20,189 shares of common stock with the same terms as the warrants issued to the Purchasers.

During the nine-months ended September 30, 2020, we also issued $498,800 in convertible notes to accredited investors with net proceeds of $435,040, which have since been repaid in full. The notes were to mature during February and July of 2022 and bore interest at a rate of 8%. The notes were convertible into shares of the Company’s common stock at conversion prices ranging from 60% to 71% of the average of the two lowest traded prices or the lowest trade price of the Company’s common stock during the previous 15 trading days preceding the conversion date. The Company amortized the discount due to derivative liabilities and on-issuance discount totaling $157,150 to interest expense with respect to these notes.

On May 28, 2021, Mr. Timothy Warbington, who is our CEO and Chairman; and Dr. Amit Patel, who is a director of ours, advanced the company $50,000 and $150,000 respectively. The two notes were repaid during the quarter ended September 30, 2021, did not have any conversion features, and bore interest at the rate of 5% per annum.

On June 21, 2021, we issued a $105,000, non-convertible note to an accredited investor with net proceeds of $100,000. The note was repaid during the quarter ended September 30, 2021, did not have any conversion features, and bore interest at the rate of 10% per annum.

Item 6. Exhibits

SEC Ref. No.	Title of Document
31.1	Rule 13a-14(a) Certification by Principal Executive Officer
31.2	Rule 13a-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Creative Medical Technology Holdings, Inc.

Date: November 15, 2021	By	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial Officer)

