Form 10-K
period 2021-12-31
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2022-03-30
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-53500

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	87-0622284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

211 E Osborn Road, Phoenix, AZ	85012
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (480) 399-2822

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CELZ	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates was $38,245,340 based on the closing price on the over-the-counter market of such common stock on such date.

As of March 15, 2022, there were 6,514,723 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2022 Annual Meeting of Stockholders which will be filed with the Commission no later than 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this report.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K contains certain forward-looking statements. All statements other than statements of historical facts contained or incorporated by reference in this Annual Report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Although we believe that our plans, intentions and expectations reflected in the forward-looking statements are reasonable, we cannot be sure that they will be achieved. Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: our history of losses; our inability to receive regulatory approval for our products; later discovery of previously unknown problems; reliance on third parties; competition between us and other companies in the industry; delays in the development of products; our ability to raise additional capital; continued services of our executive management team; and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors”. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

2

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2021

Item 1. Business

Overview

We are a commercial stage biotechnology company focused on immunology, urology, neurology and orthopedics using adult stem cell treatments and interrelated regenerative technologies for the treatment of multiple indications. Our existing and pipeline of therapies and products include the following:

Our subsidiary, Creative Medical Technologies, Inc. (“CMT”), was originally created to monetize U.S. Patent No. 8,372,797 and related intellectual property related to the treatment of erectile dysfunction (“ED”), which it acquired in February 2016. Subsequently, we have expanded our development and acquisition of intellectual property beyond urology to include therapeutic treatments utilizing “re-programmed” stem cells, and the treatment of neurologic disorders, lower back pain, Type-1 diabetes, and heart, liver, kidney and other diseases using various types of stem cells through our ImmCelz, Inc., StemSpine, Inc. and AmnioStem LLC subsidiaries. However, neither ImmCelz Inc., StemSpine Inc. nor AmnioStem LLC have commenced commercial activities.

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

We were incorporated on December 3, 1998, in the State of Nevada under the name Jolley Marketing, Inc. On May 18, 2016, we completed a reverse merger transaction under which Creative Medical Technologies, Inc. became our wholly-owned subsidiary. In connection with this merger, we changed our name to Creative Medical Technologies Holdings, Inc. to reflect our current business.

On December 7, 2021, we received gross proceeds of $16,003,750, before deducting underwriting discounts and commissions of seven percent (7%) and offering expenses, upon the closing of a public offering of 3,875,000 shares of our common stock, and accompanying warrants to purchase 3,875,000 shares of common stock at an exercise price of $4.13 per share (“Warrants”), at a combined public offering price to the public of $4.13 per share of common stock and related Warrant. We used a portion of the net proceeds of the offering to (i) redeem 15% Original Issue Discount Senior Notes in the aggregate outstanding amount of $5,146,176, and (ii) repurchase Series A Preferred Stock from our Chief Executive Officer for an aggregate purchase price of approximately $195,000. We intend to use the remaining proceeds from the offering to (i) hire marketing and sales personnel to support sales of our CaverStem® and FemCelz® products, (ii) proceed with a clinical study of 100 patients intended to support the safety and efficacy of our StemSpine® Regenerative Stem Cell Procedure for Treatment of Degenerative Disc Disease, (iii) conduct a Phase I clinical trial for the treatment of stroke utilizing our ImmCelzTM technology, (iv) continue to develop other products and therapies, and (vi) fund working capital and general corporate purposes using any remaining amounts.

Our principal executive offices are located at 211 E Osborn Road, Phoenix, AZ 85012.

Our Products

CaverStem® - Erectile Dysfunction Treatment

CaverStem® is a clinically proven, patented procedure (U.S. Patent No. 8,372,797) that utilizes a patient’s own stem cells to treat erectile dysfunction (ED). The procedure has been demonstrated safe and effective in clinical trials, and is geared to the estimated nine million men in the United States that suffer from ED and do not respond to PDE5 inhibitors in drugs such as Viagra and Cialis due to damage to smooth muscle and blood vessels.

Our CaverStem® stem cell treatment consists of a one-hour out-patient visit in a physician’s office. The physician harvests a patient’s stem cells from bone marrow in the hip using a local anesthetic. The extraction device is designed to harvest only the stem cells, while filtering out the red blood cells, thereby eliminating the need for any centrifugation. The stem cells are then injected into the patient’s corpus cavernosum (erectile tissue) to stimulate muscle and blood vessel regeneration. Clinical research data concludes that our CaverStem® treatment results in a marked increase in duration and frequency of erections and the ability to sustain erections until orgasm, with no known treatment-associated adverse events.

We generate revenues through the sale of disposable bone marrow aspiration kits to physicians who use the kits to perform the CaverStem® procedure. We contract with physicians to purchase kits and, in turn, provide exclusivity in their market through our patent protection, marketing support and training.

Our CaverStem® technology is protected by U.S. Patent No. 8,372,797, entitled “Treatment of Erectile Dysfunction by Stem Cell Therapy” which was issued to CMH by the United States Patent and Trademark Office (“USPTO”) on February 12, 2013. We acquired this patent and related know-how and technology from CMH in May 2016. CaverStem® is also a U.S. registered trademark (Reg. No. 5716528).

In August 2017, we completed recruitment on a clinical trial of the CaverStem® procedure conducted by the Los Angeles Biomedical Research Institute at Harbor-UCLA Medical Center. Following completion of recruitment and treatment of the study subjects, an independent Institutional Review Board (IRB) overseeing the study validated the procedure as safe. In the same time frame, other worldwide, peer-reviewed and published clinical trials using the same procedure validated the efficacy of the ED treatment. As a result of these two developments, management concluded the CaverStem® procedure is both safe and effective and commenced marketing activities in November of 2017. From November 2017, through September 2020, the data from 40 patients in the clinical trial was combined with data from a 100-patient clinical registry and analyzed. The results were then submitted to the Journal of Translational Medicine for peer-review and publication and subsequently published in its January 2020 edition. The peer-reviewed results validated 100% safety and 85% efficacy of the CaverStem® procedure. This marked the largest ever study of the safety and efficacy of bone marrow stem cells used to tread erectile dysfunction.

FemCelz® - Female Sexual Function Treatment

In September 2018, we launched our proprietary FemCelz® procedure for the treatment of the loss of genital sensitivity and dryness experienced by women. The FemCelz® procedure uses the patient’s own stem cells to improve female sexual function, and is similar to the CaverStem® procedure. Management has determined that FemCelz® is exempt from the FDA premarket review and approval process under Section 361 of the PHS Act, as the procedure involves the autologous treatment of a patient with her own cells during the same surgical procedure without intervening processing steps.

Our FemCelz® stem cell treatment consists of a one-hour out-patient visit in a physician’s office. The physician harvests a patient’s stem cells from bone marrow in the hip using a local anesthetic. The extraction device is designed to harvest only the stem cells, while filtering out the red blood cells, thereby eliminating the need for any centrifugation. The cells are then injected into the pubocervical fascia (peri-G-spot), skene’s glands, and around the peri-clitoral to stimulate muscle and blood vessel regeneration.

We generate revenues through the sale of disposable bone marrow aspiration kits to physicians who use the kits to perform the FemCelz® procedure. We contract with physicians to purchase kits and, in turn, provide exclusivity in their market through our patent protection, marketing support and training.

FemCelz® is a U.S. registered trademark (Reg. No. 6107881).

StemSpine® - Regenerative Stem Cell Procedure for the Treatment of Degenerative Disc Disease (Clinical Trials)

Our StemSpine® procedure uses the patient’s own stem cells to reverse the effects of atherosclerosis and treat chronic lower back pain. A recent study reported that an estimated 2.6 million patients in the U.S. will have suffered from degenerative disc disease in 2021, with the number increasing to close to four million patients in 2028.

Management has determined that StemSpine® is exempt from the FDA premarket review and approval process under Section 361 of the PHS Act, as the procedure involves the autologous treatment of a patient with his or her own cells during the same surgical procedure without intervening processing steps.

Our StemSpine® stem cell treatment consists of a one-hour out-patient visit in a physician’s office. The physician harvests a patient’s stem cells from bone marrow in the hip using a local anesthetic. The extraction device is designed to harvest only the stem cells, while filtering out the red blood cells, thereby eliminating the need for any centrifugation. The cells are then administered into muscles surrounding the area of lower back pain, such as the psoas major muscle to stimulate blood vessel regeneration. New blood vessels increase circulation around the disc and thus stimulates regeneration of the disc.

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

A significant number of patients suffering from lower back pain have deficient circulation in the areas surrounding the discs, which is believed by some to be the initial cause of disc degeneration. Our StemSpine® technology utilizes biologicals to stimulate a process termed angiogenesis, which overcomes the deficient circulation causing disc degeneration.

In May 2017, we formed StemSpine, LLC for the purpose of using stem cells to treat back pain under a patent we acquired from CMH. In June 2017, we filed an additional patent application covering the synergy between intradiscal stem cell injection subsequent to stimulation of perispinal angiogenesis.

In October 2019, we announced the successful completion of a pilot study of 15 patients with over 12 months of data showing safety and efficacy. Evaluation of patients at 30, 60 90, 180, and 360 days revealed significant improvement in mobility and reduction in pain score. The mean pain score (on a scale of 1 to 10, with 10 being most severe), changed from 8.9 at baseline to 4.3 at 30 days, and sustained to 1.8 at 6 months and 1.3 at 12 months, with a gradual reduction in overall pain medication utilization guided by patients’ healthcare teams. No serious adverse effects were noted, with some short-term bruising in two patients at the harvest site. No long-term adverse events were reported related to the procedure.

While we have not yet generated any revenues from our StemSpine® procedure, we have commenced physician recruitment in key markets to perform the procedure in a clinical trial of StemSpine® in an effort to demonstrate the efficacy of our procedure to the medical community and generate demand for this procedure. We intend to publish the results of this trial in a clinical registry similar to our data gathering efforts that we used to support our CaverStem® procedure. We will provide disposable kits at no cost to the physician or patient, and reimburse the physicians for their time and effort. In return, the physicians will track the results of the StemSpine® procedures and upload the data onto the clinical registry. We plan to commercialize StemSpine® once we have been able to publish data from the clinical registry supporting the efficacy of StemSpine®, although there can be no assurance that our trials will generate such data.

StemSpine® is a U.S. registered trademark (Reg. No. 5997521).

ImmCelz™ - Universal Donor Stem Cell Therapy for Stroke Treatment (Pre-Clinical Trials)

We are developing our ImmCelz™ technology for the treatment of stroke patients. According to the National Institute of Health, stroke affects approximately 800,000 people in the United States annually alone. Very few treatments are available to stroke victims subsequent to initiation of brain damage.

ImmCelz™ utilizes a patient’s own extracted immune cells that are then “reprogrammed” by culturing them outside the patient’s body with optimized placental stem cells. The immune cells are then re-injected into the patient from whom they were extracted. We believe this process endows the immune cells with regenerative properties that may be suitable for the treatment of stroke victims. In contrast with other stem cell-based approaches, the immune cells are significantly smaller in size than stem cells and are believed to more effectively penetrate areas of the damaged tissues and induce regeneration.

Unlike our CaverStem®, FemCelz® and StemSpine® procedures, because the patient’s cells are cultured with placental cells prior to reinjection, we will require FDA approval before we can market or sell ImmCelz™. We filed an Investigational New Drug (IND) application (number 27375) with the FDA for a Phase I study of our ImmCelz™ technology to treat stroke in January 2021. The proposed study will involve treatment of four groups of eight patients per group. Treated patients will receive one intravenous injection of ImmCelz™ product at either 0.5 times 106 cells per kilogram; 1 times 106 cells per kilogram; or 2 times 106 cells per kilogram; with the fourth group serving as a control. Patients will be followed for a total of six months with both safety and efficacy being examined.

The particular immune cells we use for ImmCelz™ are “JadiCells™” which were developed by Amit Patel, a former director of ours. Pursuant to a license agreement we entered into with Jadi Cell LLC, which is owned and controlled by Dr. Patel, we have been granted the right to exploit Jadi Cell’s patent rights (including U.S. Patent Number 9,803,176 and similar patents issued by other countries) and proprietary know how in connection with the enhancement of autologous cells.

We have filed an application with the USPTO to trademark ImmCelzTM (Ser. No. 88829362).

 OvaStem™ - Stem Cell Therapy for Premature Ovarian Failure (Pre-Clinical Trials)

We are developing our OvaStem™ technology for the treatment of female infertility. Our treatment is intended to treat women suffering from infertility induced by factors such as chemotherapy and other non-natural causes, as well as age-associated infertility, and infertility with unexplained causes. In these cases, IVF treatment may not be appropriate as the woman’s ovaries are not able to generate eggs capable of being fertilized. Studies have shown that the introduction of stem cells into dysfunctional ovaries induce fertility, reduce ovarian fibrosis, accelerate maturation of immature oocytes and restore growth factor production damaged by aging and cancer interventions. Accordingly, we believe that our OvaStem™ procedure may be a suitable treatment for these women with damaged ovaries.

The OvaStem™ stem cell treatment will consist of a one-hour out-patient visit in a physician’s office. The physician will harvest a patient’s stem cells from bone marrow in the hip using a local anesthetic. The extraction device will harvest only the stem cells, while filtering out the red blood cells, thereby eliminating the need for any centrifugation. The cells would then be administered into the dysfunctional ovaries.

Like our CaverStem® and FemCelz® procedures, because OvaStem™ will utilize a patient’s own extracted immune cells, management has determined that OvaStem™ will be exempt from the FDA premarket review and approval process under Section 361 of the PHS Act, as the procedure involves the autologous treatment of a patient with her own cells during the same surgical procedure without intervening processing steps.

Before we can commercialize OvaStem™ we will need to conduct clinical studies that demonstrate that OvaStem™ is in fact effective in treating female infertility and restoring ovarian function. However, there can be no assurance as to the outcome of such trials.

Other Products and Services

                Additional Indications

We are also exploring the use of our technologies and/or have filed patents covering treatments for

•	Preventing the rejection of transplanted organs
•	Kidney failure
•	Liver failure
•	Type 1 Diabetes
•	Heart attack
•	Parkinson’s Disease

Virtual Physician™

We intend to launch Virtual Physician™ as a telehealth platform and Web site to educate, recruit and refer patients for our regenerative procedures in partnership with our national network of medical professionals that perform our regenerative procedures. As we commercialize additional products and procedures, Virtual Physician™ would be expanded to support them. In addition, to reach a wider audience, the platform would also support third-party regenerative products and procedures outside of our proprietary procedures.

Our business model for Virtual Physician™ includes:

•	Acting as a Management Service Organization. We would provide administrative services to health care providers and charge a fee per qualified patient to the providers.
•

Royalty for promotion of products from external partners. As the platform grows in popularity, we would include advertising on the Virtual Physician™ Web site featuring third-party products and services.

•	Direct sales of ancillary products: Virtual Physician™ would allow our patients to purchase specially curated ancillary medical products targeted to their underlying medical conditions.

Marketing

We market our CaverStem® and FemCelz® procedures using a multifaceted marketing approach that includes

•	A robust web site for each of these products (CaverStem.com and FemCelz.com) designed to attract and educate both physicians and patients
•

Publishing results of clinical studies demonstrating the efficacy of our products and therapies, and building clinical registries accessible to medical professionals that include the results of such studies

•	Online advertising
•	Social Media – Twitter, Facebook
•	In-office flyers and banners
•	Patient testimonials
•	Informative videos

The first product we marketed was the CaverStem® procedure to treat erectile dysfunction, which was initiated in November 2017. We subsequently initiated marketing of FemCelz® in March 2020. The two procedures are now offered in the following eight markets:

•	Arkansas – Martinsburg
•	California

o	La Quinta
o	Oakland
o	Tarzana

•	Hawaii – Honolulu
•	Texas

o	Austin
o	San Antonio

•	West Virginia – Fayetteville

To-date, we have recruited physicians by partnering with independent sales representatives who represent the Company to physicians across the United States and Europe. Going forward, management plans to continue to partner with independent sales representatives.

Intellectual Property

We have developed and acquired a robust intellectual property portfolio related to the utilization of stem cells to improve patient lives in the areas of urology, neurology and orthopedics. Our patent portfolio is currently composed of four issued patents and ten pending patent applications filed in the United States with the USPTO as follows:

Issued Patents

Title	Application Number	Application Filing Date	Patent Number
Treatment of Erectile Dysfunction by Stem Cell Therapy	12305589	06/22/2007	8,372,797
Treatment Of Disc Degenerative Disease	12301597	09/30/2009	9,598,673
Methods For Treatment Of Premature Ovarian Failure And Ovarian Aging Using Regenerative Cells	15652213	07/17/2017	10,792,310
Paraspinal Perfusion by Administration of T regulatory Cells Alone or in Combination with Angiogenic Cell Therapies	16009982	06/15/2018	10,842,815

Pending Patent Applications

Title	Application Number	Application Filing Date	Application Type
Inducing and Accelerating Post-Stroke Recovery by Administration of Amniotic Fluid Derived Stem Cells	15702735	09/12/2017	Non-Provisional
Generation of Autologous Immune Mcratiodulatory Cells for Treatment of Neurological Conditions	15987739	05/23/2018	Non-Provisional
Extracorporeal Shock Wave Ultrasound For Enhancement Of Regenerative Activities In Erectile Dysfunction	16799656	02/24/2020	Non-Provisional
Treatment of Diabetes Using Immune Cells Reprogrammed Ex Vivo by Regenerative Cells.	17578298	01/18/2022	Non-Provisional
Prevention and/or Treatment of Type-1 Diabetes by Augmentation of Myeloid Suppressor Cell Activity	63208249	06/08/2021	Provisional
Therapeutic Monocytic Lineage Cells	63223245	07/19/2021	Provisional
Methods for Quantifying Potency of Regenerative Immunotherapies	63313313	02/24/2022	Provisional
Treatment of kidney failure using ex vivo reprogrammed immune cells	17585356	01/26/2022	Non-Provisional
Regenerative Cell Therapy for Viral Induced Sexual Dysfunction	63302228	01/24/2022	Provisional
Treatment of Diabetes Using Immune Cells Reprogrammed Ex Vivo by Regenerative Cells	17578298	01/18/2022	Non-Provisional
Regenerative CAR-T Cells	63297883	01/10/2022	Provisional
Chimeric Antigen Receptor Regenerative Gamma Delta T cells	63297876	01/10/2022	Provisional
Treatment of Heart Failure and/or Post Infarct Pathological Remodeling by Ex Vivo Reprogrammed Immune Cells	17559970	12/22/2021	Non-Provisional
Treatment of Liver Failure by Ex Vivo Reprogrammed Immune Cells	17559985	12/22/2021	Non-Provisional
Induction of Infectious Tolerance by Ex Vivo Reprogrammed Immune Cells	17546469	12/09/2021	Non-Provisional
Regenerative T Regulatory Cells	63270678	10/22/2021	Provisional
Suppression of Diabetes Using Exosomes from Stem Cell Programmed Myeloid Cells	63248324	09/24/2021	Provisional

 Patent Purchase and License Agreements

Lower Back Pain Patent Purchase. We acquired U.S. Patent No. 9,598,673 covering the use of various stem cells for the treatment of lower back pain from our affiliate CMH pursuant to a Patent Purchase Agreement dated May 17, 2017, which was amended in November 2017. The inventors of the patent were Thomas Ichim, PhD and Amit Patel, MD, former directors of ours, and Annette Marleau, PhD. As amended, the Patent Purchase Agreement includes the following terms:

•	We were required to pay CMH $100,000 within 30 days of demand as an initial payment.
•	Upon the determination to pursue the technology via use of autologous cells, we were required to pay CMH:

o	$100,000 upon the signing agreement with a university for the initiation of an IRB clinical trial.
o	$200,000, upon completion of the IRB clinical trial.
o	$300,000 in the event we commercialize the technology via use of autologous cells by a physician without a clinical trial.

•	In the event we determine to pursue the technology via use of allogenic cells, we are required to pay CMH:

o	$100,000 upon filing an IND with the FDA.
o	$200,000 upon dosing of the first patient in a Phase 1-2 clinical trial.
o	$400,000 upon dosing the first patient in a Phase 3 clinical trial.

•	Each payment may be made in cash or shares of our common at a discount of 30% to the recent trading price.
•	In the event our shares of common stock trade below $0.01 per share for two or more consecutive trading days, the number of any shares issuable as payment doubles.
•

For a period of five years from the date of the first sale of any product derived from the patent, we are required to make royalty payments of 5% from gross sales of products, and 50% of sale price or ongoing payments from third parties for licenses granted under the patent to third parties.

We paid CMH the $100,000 obligation of the initial payment due under this agreement, by a $50,000 cash payment and the issuance of 6,667 shares of common stock on December 12, 2020. On December 31, 2020, following our announcement with respect to the clinical commercialization of the StemSpine technology, we paid CMH $50,000 of the $300,000 obligation due under this agreement through the issuance of 133 shares of common stock. On September 30, 2021 we paid CMH an additional $40,000 of the $300,000 obligation due under this agreement through the issuance of 84,656 shares of common stock, and in January 2021 we paid CMH an additional $50,000 of the $300,000 obligation due under this agreement through the issuance of 89,286 shares of common stock. The remaining portion of the $300,000 obligation has been paid in cash.

ImmCelz™ License. On December 28, 2020, we entered into a patent license agreement with Jadi Cell, LLC, a company owned and controlled by Dr. Amit Patel, a former director of ours. The agreement provides us with an exclusive, worldwide license to U.S. Patent No. 9,803,176 “Methods and compositions for the clinical derivation of an allogenic cell and therapeutic uses” and the proprietary process of expanding the master cell bank of Jadi Cell LLC, in the field of enhancing autologous cells. The agreement includes the following terms:

•	We were required to pay an initial license fee of $250,000 either in cash or shares of our common stock at a discount of 25% of the closing price of our common stock on the date of the agreement.
•	Within thirty (30) days of the end of each calendar quarter, we are required to pay Jadi Cell five percent (5%) of the net income we generate from ImmCelz™ during such calendar quarter.
•	If we sell or dispose of the ImmCelz™ business, we will be required to pay Jadi Cell ten percent of the proceeds of the sale.
•

The agreement may only be terminated by Jadi Cell if we are in material breach of the agreement, in the event of our bankruptcy, if we cease to engage in the ImmCelz™ business or if we challenge the validity of the patent rights granted to us under the agreement.

                To date, we have not made any payments to Jadi Cell under this agreement, other than the $250,000 initial license fee, which we paid by the issuance of 180,180 shares of common stock to Jadi Cell in February 2022.

Trademarks

We have obtained trademark registration for CaverStem®, StemSpine® and FemCelz®, and have trademark applications pending for ImmCelzTM and OvaStemTM.

Competition

We compete with many pharmaceutical, biotechnology and medical device companies, as well as other private and public stem cell companies involved in the development and commercialization of cell-based medical technologies and therapies. Many of our competitors and potential competitors have substantially greater financial, technological, research and development, marketing and personnel resources than we do. We cannot forecast when or if these companies are likely to bring their products and therapies to market in competition with our products and therapies or those that we are pursuing. Regenerative medicine is rapidly progressing, in large part through the development of cell-based therapies or devices designed to isolate cells from human tissues. Most efforts involve cell sources, such as bone marrow, adipose tissue, embryonic and fetal tissue, umbilical cord and peripheral blood and skeletal muscle.

While there are a number of public and private companies that market and sell treatments for erectile dysfunction, our CaverStem® procedure is targeted at men who, due to damage to the blood vessels and smooth muscle tissue in the penis, do not respond to PDE5 inhibitors such as Viagra or Cialis. For these men, the only widely available treatment is invasive, non-reversible rod or pump implantation into the penis, or the painful injection into the penis of drugs containing alprostadil. Currently, we believe there are fewer than a dozen private clinics in the U.S. that offer autologous stem cell treatments for erectile dysfunction. None of these firms is believed to have filed for patent protection or conducted clinical trials using bone marrow to validate safety and efficacy as we have.

Similarly, while there are many treatments available for female sexual dysfunction, we are not aware of any competitor for our FemCelz® procedure that uses or proposes to use autological stem cells to treat female sexual dysfunction, nor are we aware of any potential competitor for OvaStem™ that uses or proposes to use autological stem cells to treat women with damaged ovaries who do not respond to available medications.

Companies working in the area of regenerative medicine with regard to the disc and spine include, among others, Mesoblast, SpinalCyte, BioRestorative Therapies, DiscGenics and Isto Biologics. Companies working in the area of regenerative medicine to treat stroke victims include Athersys, Inc., among others.

Government Regulation

U.S. Government Regulation

The health care industry is highly regulated in the United States. The federal government, through various departments and agencies, state and local governments, and private third-party accreditation organizations, regulate and monitor the health care industry, associated products, and operations. The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, approval, manufacture, distribution and marketing of medical products, including drugs, biologics, and medical devices. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, post-approval monitoring, advertising, promotion, sampling and import and export of medical products. The following is a general overview of the laws and regulations pertaining to our business.

FDA Regulation of Stem Cell Treatment and Products

The FDA regulates the manufacture of human stem cell treatments and associated products under the authority of the Public Health Service Act (or PHS Act), and the Federal Food, Drug, and Cosmetic Act (or FDCA). Stem cells can be regulated under the FDA’s Human Cells, Tissues, and Cellular and Tissue-Based Products Regulations, referred to as HCT/Ps, or may also be subject to the FDA’s drug, biologic, or medical device regulations, each as discussed below.

Human Cells, Tissues, and Cellular and Tissue-Based Products Regulation

Under Section 361 of the PHS Act, the FDA issued specific regulations governing the use of HCT/Ps in humans. Pursuant to Part 1271 of Title 21 of the Code of Federal Regulations, or CFR, or the HCT/P Regulations, the FDA established a unified registration and listing system for establishments that manufacture and process HCT/Ps. The regulations also include provisions pertaining to donor eligibility determinations; current good tissue practices covering all stages of production, including harvesting, processing, manufacture, storage, labeling, packaging, and distribution; and other procedures to prevent the introduction, transmission, and spread of communicable diseases.

The HCT/P Regulations define HCT/Ps as articles “containing or consisting of human cells or tissues that are intended for implantation, transplantation, infusion or transfer into a human recipient.” The HCT/P Regulations strictly constrain the types of products that may be regulated solely as an HCT/P. Factors considered include the degree of manipulation, whether the product is intended for a homologous function, whether the product has been combined with noncellular or non-tissue components, and the product’s effect or dependence on the body’s metabolic function. In those instances where cells, tissues, and cellular and tissue-based products have been only minimally manipulated, are intended strictly for homologous use, have not been combined with noncellular or nontissue substances, and do not depend on or have any effect on the body’s metabolism, the manufacturer is only required to register with the FDA, submit a list of manufactured products, and adopt and implement procedures for the control of communicable diseases. If one or more of the above factors has been exceeded, the product would be regulated as a drug, biological product, or medical device rather than an HCT/P.

In addition, pursuant to the “Same Surgical Procedure Exception” under Section 1271.15(b) of the HCT/P Regulations, the FDA has provided guidance that exempts HCT/Ps from Section 361 of the PHS Act where autologous cells are removed from an individual and implanted into the same individual during a single surgical procedure without intervening processing steps. The FDA’s rationale is that this type of procedure raise no additional risks beyond that typically associated with surgery. Management has determined that our CaverStem® and FemCelz® procedures and therapies are exempt from the FDA premarket review and approval process and other HCT/P Regulations under the Same Surgical Procedure Exception, and that our StemSpine® and OvaStem™ procedures and therapies will be similarly exempt. Conversely, because our ImmCelz™ therapy will treat a patient’s stem cells with Jadi Cells before being injected back into the patient, we will need to obtain FDA regulatory approval for ImmCelz™ in the same manner as a standard drug, as described below.

If the FDA determines that we have failed to comply with applicable regulatory requirements, it can impose a variety of enforcement actions including public warning letters, fines, consent decrees, orders of retention, recall or destruction of product, orders to cease manufacturing, and criminal prosecution. If any of these events were to occur, it could materially adversely affect us.

 Drug and Biological Product Regulation

An HCT/P product that does not meet the criteria for being solely regulated under Section 361 of the PHS Act will be regulated as a drug, device or biological product under the FDCA and/or Section 351 of the PHS Act, and applicable FDA regulations. The FDA has broad regulatory authority over drugs and biologics marketed for sale in the United States. The FDA regulates the research, clinical testing, manufacturing, safety, effectiveness, labeling, storage, recordkeeping, promotion, distribution, and production of drugs and biological products. The FDA also regulates the export of drugs and biological products manufactured in the United States to international markets in certain situations.

The process required by the FDA before a drug or biologic may be marketed in the United States generally involves the following:

•	completion of non-clinical laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practice (or GLP), or other applicable regulations;

•	submission of an IND, which allows clinical trials to begin unless the FDA objects within 30 days;

•

performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug or biologic for its intended use or uses conducted in accordance with FDA regulations and Good Clinical Practices (or GCP), which are international ethical and scientific quality standards meant to ensure that the rights, safety and well-being of trial participants are protected and that the integrity of the data is maintained;

•	registration of clinical trials of FDA-regulated products and certain clinical trial information;

•	preparation and submission to the FDA of a new drug application (or NDA), in the case of a drug or biologics license application (or BLA) in the case of a biologic;

•	review of the product by an FDA advisory committee, where appropriate or if applicable;

•

satisfactory completion of pre-approval inspection of manufacturing facilities and clinical trial sites at which the product, or components thereof, are produced to assess compliance with Good Manufacturing Practice, or cGMP, requirements and of selected clinical trial sites to assess compliance with GCP requirements; and

•	FDA approval of an NDA or BLA which must occur before a drug or biologic can be marketed or sold.

Approval of an NDA requires a showing that the drug is safe and effective for its intended use and that the methods, facilities, and controls used for the manufacturing, processing, and packaging of the drug are adequate to preserve its identity, strength, quality, and purity. To obtain a BLA, a manufacturer must show that the proposed product is safe, pure, and potent and that the facility in which the product is manufactured, processed, packed, or held meets established quality control standards.

For purposes of an NDA or BLA approval by the FDA, human clinical trials are typically conducted in the following phases (which may overlap):

•

Phase 1: The investigational product is initially given to healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. These trials may also provide early evidence on effectiveness. During Phase 1 clinical trials, sufficient information about the investigational product’s pharmacokinetics and pharmacologic effects may be obtained to permit the design of well-controlled and scientifically valid Phase 2 clinical trials.

•

Phase 2: These clinical trials are conducted in a limited number of human subjects in the target population to identify possible adverse effects and safety risks, to determine the efficacy of the investigational product for specific targeted diseases and to determine dosage tolerance and dosage levels. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials.

•

Phase 3: Phase 3 clinical trials are undertaken after Phase 2 clinical trials demonstrate that a dosage range of the investigational product appears effective and has a tolerable safety profile. The Phase 2 clinical trials must also provide sufficient information for the design of Phase 3 clinical trials. Phase 3 clinical trials are conducted to provide statistically significant evidence of clinical efficacy and to further test for safety risks in an expanded human subject population at multiple clinical trial sites. These clinical trials are intended to further evaluate dosage, effectiveness and safety, to establish the overall benefit-risk profile of the investigational product and to provide an adequate basis for product labeling and approval by the FDA. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of an investigational drug or biologic.

All clinical trials must be conducted in accordance with FDA regulations, GCP requirements and their protocols in order for the data to be considered reliable for regulatory purposes. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. These government regulations may delay or prevent approval of product candidates for a considerable period of time and impose costly procedures upon our business operations.

The FDA may require, or companies may pursue, additional clinical trials, referred to as Phase 4 clinical trials, after a product is approved. Such trials may be made a condition to be satisfied for continuing drug approval. The results of Phase 4 clinical trials can confirm the effectiveness of a product candidate and can provide important safety information. In addition, the FDA has authority to require sponsors to conduct post-marketing trials to specifically address safety issues identified by the agency.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, manufacturing processes or facilities, require submission and FDA approval of a new NDA or BLA, or an NDA or BLA supplement, before the change can be implemented. An NDA or BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA and BLA supplements as it does in reviewing NDAs and BLAs.

Drug and biological products must also comply with applicable requirements, including monitoring and recordkeeping activities, manufacturing requirements, reporting to the applicable regulatory authorities of adverse experiences with the product, providing the regulatory authorities with updated safety and efficacy information, product sampling and distribution requirements, and complying with promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling, or off-label use, limitations on industry-sponsored scientific and educational activities and requirements for promotional activities involving the internet. Although physicians may, in their independent professional medical judgment, prescribe legally available drugs for off-label uses, manufacturers typically may not market or promote such off-label uses. Modifications or enhancements to the product or its labeling, or changes of the site of manufacture, are often subject to the approval of the FDA and other regulators, who may or may not grant approval or may include a lengthy review process.

In the event that the FDA does not regulate our product candidates in the United States solely under the HCT/P regulation, our products and activities could be regulated as drug or biological products under the FDCA. If regulated as drug or biological products, we will need to expend significant resources to ensure regulatory compliance. If an IND and NDA or BLA are required for any of our product candidates, there is no assurance as to whether or when we will receive FDA approval of the product candidate. The process of designing, conducting, compiling and submitting the non-clinical and clinical studies required for NDA or BLA approval is time-consuming, expensive and unpredictable. The process can take many years, depending on the product and the FDA’s requirements.

In addition, even if a product candidate receives regulatory approval, the approval may be limited to specific disease states, patient populations and dosages, or might contain significant limitations on use in the form of warnings, precautions or contraindications, or in the form of onerous risk management plans, restrictions on distribution or use, or post-marketing trial requirements. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product, including safety labeling or imposition of a Risk Evaluation and Mitigation Strategy, or REMS, the requirement to conduct post-market studies or clinical trials or even complete withdrawal of the product from the market. Delay in obtaining, or failure to obtain, regulatory approval for our products, or obtaining approval but for significantly limited use, would harm our business. Further, we cannot predict what adverse governmental regulations may arise from future United States or foreign governmental action.

If the FDA determines that we have failed to comply with applicable regulatory requirements, it can impose a variety of enforcement actions from public warning letters, fines, injunctions, consent decrees and civil penalties to suspension or delayed issuance of approvals, seizure of our products, total or partial shutdown of our production, withdrawal of approvals, and criminal prosecutions. If any of these events were to occur, it could materially adversely affect us.

FDA Expedited Review Programs

The FDA is authorized to expedite the review of NDAs and BLAs in several ways. Under the Fast Track program, the sponsor of a drug or biologic product candidate may request the FDA to designate the product for a specific indication as a Fast Track product concurrent with or after the filing of the IND. Drug and biologic products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied.

In addition to other benefits, such as the ability to have greater interactions with the FDA, the FDA may initiate review of sections of a Fast Track NDA or BLA before the application is complete, a process known as rolling review.

Any product submitted to the FDA for marketing, including under a Fast Track program, may also be eligible for the following other types of FDA programs intended to expedite development and review:

•

Breakthrough therapy designation. To qualify for the breakthrough therapy program, product candidates must be intended to treat a serious or life-threatening disease or condition, and preliminary clinical evidence must indicate that such product candidates may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives intensive guidance on an efficient drug development program, intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review, and rolling review.

•

Priority review. A product candidate is eligible for priority review if it treats a serious condition and, if approved, it would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention of a serious condition compared to marketed products. The FDA aims to complete its review of priority review applications within six months as opposed to ten months for standard review.

•

Accelerated approval. Drug or biologic products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well-controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials.

Fast Track designation, breakthrough therapy designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

Further, with the passage of the 21st Century Cures Act, or the Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine advanced therapy, or RMAT (which may include a cell therapy), that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such disease or condition. The benefits of a RMAT designation include early interactions with the FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

Medical Device Regulation

The FDA also has broad authority over the regulation of medical devices marketed for sale in the United States. The FDA regulates the research, clinical testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, promotion, distribution, and production of medical devices. The FDA also regulates the export of medical devices manufactured in the United States to international markets.

Under the FDCA, medical devices are classified into one of three classes, Class I, Class II, or Class III, depending upon the degree of risk associated with the medical device and the extent of control needed to ensure safety and effectiveness. Class I devices are subject to the lowest degree of regulatory scrutiny because they are considered low risk devices and need only comply with the FDA’s General Controls. The General Controls include compliance with the registration, listing, adverse event reporting requirements, and applicable portions of the Quality System Regulation as well as the general misbranding and adulteration prohibitions.

Class II devices are subject to the General Controls as well as certain Special Controls such as 510(k) premarket notification. Class III devices are subject to the highest degree of regulatory scrutiny and typically include life supporting and life sustaining devices and implants. They are subject to the General Controls and Special Controls that include a premarket approval application, or PMA. “New” devices are automatically regulated as Class III devices unless they are shown to be low risk, in which case they may be subject to de novo review to be moved to Class I or Class II. Clinical research of an investigational device is subject to the FDA’s Investigational Device Exemption, or IDE, regulations. Nonsignificant risk devices are subject to abbreviated requirements that do not require a submission to the FDA but must have Institutional Review Board (IRB) approval and comply with other requirements pertaining to informed consent, labeling, recordkeeping, reporting, and monitoring. Significant risk devices require the submission of an IDE application to the FDA and the FDA’s approval of the IDE application.

The FDA premarket clearance and approval process can be lengthy, expensive and uncertain. It generally takes three to twelve months from submission to obtain 510(k) premarket clearance, although it may take longer. Approval of a PMA could take one to four years, or more, from the time the application is submitted and there is no guarantee of ultimate clearance or approval. Securing FDA clearances and approvals may require the submission of extensive clinical data and supporting information to the FDA. Additionally, the FDA actively enforces regulations prohibiting marketing and promotion of devices for indications or uses that have not been cleared or approved by the FDA. In addition, modifications or enhancements of products that could affect the safety or effectiveness or effect a major change in the intended use of a device that was either cleared through the 510(k) process or approved through the PMA process may require further FDA review through new 510(k) or PMA submissions.

In the event we develop processes, products or services which qualify as medical devices subject to FDA regulation, we intend to comply with such regulations. If the FDA determines that our products are regulated as medical devices and we have failed to comply with applicable regulatory requirements, it can impose a variety of enforcement actions from public warning letters, application integrity proceedings, fines, injunctions, consent decrees and civil penalties to suspension or delayed issuance of approvals, seizure of our products, total or partial shutdown of our production, withdrawal of approvals, and criminal prosecutions. If any of these events were to occur, it could materially adversely affect us.

Current Good Manufacturing Practices and other FDA Regulations of Cellular Therapy Products

Products that fall outside of the HCT/P regulations and are regulated as drugs, biological products, or devices must comply with applicable cGMP regulations. These cGMPs and related quality standards are designed to ensure the products that are processed at a facility meet the FDA’s applicable requirements for identity, strength, quality, sterility, purity, and safety. In the event that our domestic United States operations are subject to the FDA’s drug, biological product, or device regulations, we intend to comply with the applicable cGMPs and quality regulations.

If the FDA determines that we have failed to comply with applicable regulatory requirements, it can impose a variety of enforcement actions from public warning letters, fines, injunctions, consent decrees and civil penalties to suspension or delayed issuance of approvals, seizure of our products, total or partial shutdown of our production, withdrawal of approvals, and criminal prosecutions. If any of these events were to occur, it could materially adversely affect us.

Health Insurance Portability and Accountability Act—Protection of Patient Health Information

We may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. The Health Insurance Portability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information on certain types of individuals and organizations. In addition, certain state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other and from HIPAA in significant ways and may not have the same effect, thus complicating compliance efforts. Further, we may need to also comply with additional federal or state privacy laws and regulations that may apply to certain diagnoses, such as HIV/AIDS, to the extent that they apply to us.

The Department of Health and Human Services, or HHS, through its Office for Civil Rights, investigates breach reports and determines whether administrative or technical modifications are required and whether civil or criminal sanctions should be imposed. Companies failing to comply with HIPAA and the implementing regulations may also be subject to civil money penalties or in the case of knowing violations, potential criminal penalties, including monetary fines, imprisonment, or both. In some cases, the State Attorneys General may seek enforcement and appropriate sanctions in federal court.

Other Applicable U.S. Laws

In addition to the above-described regulation by United States federal and state government, the following are other federal and state laws and regulations that could directly or indirectly affect our ability to operate the business:

•	state and local licensure, registration, and regulation of the development of pharmaceuticals and biologics;

•	state and local licensure of medical professionals;

•	state statutes and regulations related to the corporate practice of medicine;

•	other laws and regulations administered by the FDA;

•	other laws and regulations administered by HHS;

•	state and local laws and regulations governing human subject research and clinical trials;

•	the federal physician self-referral prohibition, also known as Stark Law, and any state equivalents to Stark Law;

•	the federal False Claims Act, or FCA;

•	the federal Anti-Kickback Statute, or AKS, and any state equivalent statutes and regulations;

•	federal and state coverage and reimbursement laws and regulations;

•	state and local laws and regulations for the disposal and handling of medical waste and biohazardous material;

•	Occupational Safety and Health Administration, or OSHA, regulations and requirements;

•

the Physician Payments Sunshine Act (in the event that our products are classified as drugs, biologics, devices or medical supplies and are reimbursed by Medicare, Medicaid or the Children’s Health Insurance Program);

•	state and other federal laws addressing the privacy of health information; and

•

state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare professionals and other potential referral sources, state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare professionals or marketing expenditures, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Violation of any of the laws described above or any other governmental laws and regulations may result in penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of operations, the exclusion from participation in federal and state healthcare programs and imprisonment. Furthermore, efforts to ensure that business activities and business arrangements comply with applicable healthcare laws and regulations can be costly for manufacturers of branded prescription products.

Foreign Government Regulation

In general, we will need to comply with the government regulations of each individual country in which our products are to be distributed and sold. These regulations vary in complexity and can be as stringent, and on occasion even more stringent, than FDA regulations in the United States. Due to the fact that there are new and emerging cell therapy regulations that have recently been drafted and/or implemented in various countries around the world, the application and subsequent implementation of these new and emerging regulations have little to no precedence. Therefore, the level of complexity and stringency is not always precisely understood for each country, creating greater uncertainty for the international regulatory process. Furthermore, government regulations can change with little to no notice and may result in up-regulation of our product(s), thereby creating a greater regulatory burden for our cell processing technology products. We have not yet thoroughly explored the applicable laws and regulations that we will need to comply with in foreign jurisdictions. It is possible that we may not be permitted to expand our business into one or more foreign jurisdictions.

Employees

We currently employ four people on a full-time basis, and one consultant that is engaged on a part-time basis. None of our employees belong to a union. We believe relations with our employees are good.

Research and Development

Research and development expenses for the year ended December 31, 2021, totaled $109,180. This reflects expenses associated with personnel and laboratory research in response to FDA inquiries on the ImmCelzTM IND. Research and development expenses for the year ended December 31, 2020 totaled $0.

Item 1A. Risk Factors

RISK FACTORS

Risks Related to our Financial Position and Capital Needs

We have incurred recent losses and our future profitability is uncertain.

We have incurred operating losses of approximately $3.1 million and $1.1 million for the years ended December 31, 2021 and December 31, 2020, respectively. We expect our operating losses to continue until such time, if ever, that product sales, licensing fees, royalties and other sources generate sufficient revenue to fund our operations. We cannot predict when, if ever, we might achieve profitability and cannot be certain that we will be able to sustain profitability, if achieved.

Even with the proceeds from our recent public offering, we will need additional capital to fund our operations as planned.

For the year ended December 31, 2021, our operations used approximately $2.2 million in cash. Cash used in operations consisted primarily of cash on hand and cash raised through private placements of our securities and our December 2021 public offering. At December 31, 2021, we had a cash balance of approximately $10.7 million, primarily as a result of the public offering we closed on December 7, 2021. Although we generated gross proceeds in excess of $16 million from the public offering, we will need additional capital to maintain our operations, continue our research and development programs, conduct clinical trials, seek regulatory approvals and manufacture and market our products. We will seek such additional funds through public or private equity or debt financings and other sources. We cannot be certain that adequate additional funding will be available to us on acceptable terms, if at all. If we cannot raise the additional funds required for our anticipated operations, we may be required to reduce the scope of or eliminate our research and development programs, delay our clinical trials and the ability to seek regulatory approvals, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency. If we raise additional funds through future offerings of shares of our common stock or other securities, such offerings would cause dilution of current stockholders’ percentage ownership in the Company, which could be substantial. Future offerings also could have a material and adverse effect on the price of our common stock.

We have generated minimal revenues from our products. We will not achieve profitability unless we generate increased revenues from our current or proposed products or therapies.

Revenues generated from sales of our CaverStem® and FemCelz® kits were only $87,754 and $164,500 for the years ended December 31, 2021 and December 31, 2020, respectively. To sustain our operating costs and generate profits, we will need to significantly increase revenues from our CaverStem® and FemCelz® products or from our other products or therapies that have not yet been commercialized.

We expect to continue to incur significant financial losses in the future as we seek regulatory approval for our ImmCelzTM immunotherapy platform and conduct clinical trials of our StemSpine® Regenerative Stem Cell Procedure for Treatment of Degenerative Disc Disease.

We have not yet received the necessary regulatory approvals for our ImmCelzTM immunotherapy platform. In addition, we are recruiting patients for a clinical trial of StemSpine® Regenerative Stem Cell Procedure for Treatment of Degenerative Disc Disease in an effort to demonstrate the efficacy of our procedure to the medical community in order to generate demand for this procedure. We anticipate that our expenses will increase substantially as we:

•	initiate, conduct and complete ongoing, anticipated or future preclinical studies and clinical trials for our current and future product candidates;

•	seek marketing approvals for product candidates that successfully complete clinical trials; and

•	establish a sales, marketing and distribution infrastructure to commercialize products for which we may obtain marketing approval.

Risks Related to Product Development, Regulatory Approval and Commercialization

Our product candidates’ commercial viability remain subject to current and future preclinical studies, clinical trials, regulatory approvals, and the risks generally inherent in the development of biopharmaceutical products. If we are unable to successfully advance or develop our product candidates, our business will be materially harmed.

In the near-term, failure to successfully advance the development of our proposed products may have a material adverse effect on us. To date, other than limited sales generated from our CaverStem® and FemCelz® products, we have not successfully developed or commercially marketed, distributed, or sold any product candidate. The success of our business may depend upon our ability to successfully advance the development of our current and future product candidates through preclinical studies and clinical trials, where applicable, have the product candidates approved for sale by the FDA or regulatory authorities in other countries, and ultimately have the product candidates successfully commercialized by us or a commercial partner. We cannot assure you that the results of our ongoing preclinical studies or clinical trials will support or justify the continued development of our product candidates, or that we will receive the necessary approvals from the FDA, or similar regulatory authorities in other countries, to advance the development of our product candidates.

We may not be successful in our commercialization efforts for our proposed products and therapies, which may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

To the extent we possess or obtain the necessary regulatory approval for our proposed products and therapies, we still may not be successful in our commercialization efforts or in gaining sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Market acceptance will require us to build and maintain strong relationships with healthcare professionals that treat the indications our therapies are intended to address. A failure to build or maintain these important relationships with these healthcare professionals and treatment centers could result in lower market acceptance. Our efforts to educate physicians, patients, third-party payors and others in the medical community on the benefits of our products and therapies may require significant resources and may never be successful. The degree of market acceptance of our products and therapies will depend on a number of factors, including:

•	their efficacy;

•	limitations or warnings or any restrictions on use, and the prevalence and severity of any side effects;

•	the availability and efficacy of alternative treatments;

•	the effectiveness of sales and marketing efforts and the strength of marketing and distribution support;

•	their cost-effectiveness compared to alternative therapies; and

•	availability and amount of coverage and reimbursement from government payors, managed care plans and other third-party payors.

The results of our clinical trials may not support our product claims or may result in the discovery of adverse side effects.

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product claims or that any regulatory authority whose approval we will require in order to market and sell our products in any territory will agree with our conclusions regarding them. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that clinical trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses, which could cause us to abandon a product and may delay development of others. Any delay or termination of our clinical trials will delay the filing of our regulatory submissions and, ultimately, our ability to commercialize our product candidates and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product candidate’s profile.

We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals.

We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including FDA approval. Our CaverStem®, FemCelz® and StemSpine® products are exempt from the FDA premarket review and approval process as these autologous therapies involve treating the patient with his or her own cells. However, we will require FDA approval of ImmCelzTM for the treatment of stroke and other indications. We have only limited experience in filing the applications necessary to gain regulatory approvals and have relied, and expect to continue to rely, in part, on consultants and third-party contract research organizations, or CROs, with expertise in this area to assist us in this process. Securing FDA approval requires the submission of extensive non-clinical and clinical data and supporting information to the FDA for each therapeutic indication to establish a product candidate’s safety and efficacy for each indication. If third parties upon whom we rely fail to perform satisfactorily, or do not adequately fulfill their obligations under the terms of our agreements with them, our efforts to secure regulatory approval of our product candidates may be delayed or prove unsuccessful.

Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical trials are expensive and complex, can take many years and have uncertain outcomes. We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials that will cause us or regulatory authorities to delay or suspend clinical trials, or delay the analysis of data from completed or ongoing clinical trials. We estimate that clinical trials of ImmCelzTM for the treatment of stroke will continue for several years, but they may take significantly longer to complete. Failure can occur at any stage of the testing and we may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent commercialization of our current or future therapeutic candidates, including but not limited to:

•	delays in securing clinical investigators or trial sites for the clinical trials;

•	delays in obtaining institutional review board and other regulatory approvals to commence a clinical trial;

•	slower than anticipated patient recruitment and enrollment;

•	negative or inconclusive results from clinical trials;

•	unforeseen safety issues;

•	uncertain dosing issues;

•	an inability to monitor patients adequately during or after treatment; and

•	problems with investigator or patient compliance with the trial protocols

A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after seeing promising results in earlier clinical trials. We do not know whether any clinical trials we conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market ImmCelzTM.

Our autologous products are currently not eligible for reimbursement from public or private insurers.

Currently, our CaverStem® and FemCelz® products and related medical procedures are paid for by patients and not eligible for reimbursement from public or private insurers. As a general rule, reimbursement is available only for products and therapies that have been approved of by the FDA. Our CaverStem® and FemCelz® products were exempt from the FDA premarket review and approval process as these autologous therapies involve treating the patient with his or her own cells. While we believe that the requirement that patients directly pay the cost for our CaverStem® and FemCelz® products and procedures make these procedures more attractive to doctors, these treatments are only available to patients that can afford to pay for them. Our success and extent of our growth will depend in part on the extent to which reimbursement for the costs of our products and related treatments will be available from third party payers, such as public and private insurers and health systems.

The pharmaceutical business is subject to increasing government regulation and reform, including with respect to price controls, reimbursement and access to therapies, which could adversely affect our future revenues and profitability.

Our existing and proposed products may not be considered cost-effective, and third-party or government reimbursement might not be available or sufficient. Globally, governmental and other third-party payors are becoming increasingly aggressive in attempting to contain health care costs by strictly controlling, directly or indirectly, pricing and reimbursement and, in some cases, limiting or denying coverage altogether on the basis of a variety of justifications, and we expect pressures on pricing and reimbursement from both governments and private payors inside and outside the U.S. to continue.

Our existing and proposed products are and will be subject to substantial pricing, reimbursement, and access pressures from state Medicaid programs, private insurance programs and pharmacy benefit managers, and the implementation of U.S. health care reform legislation that is increasing these pricing pressures. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, instituted comprehensive health care reform, and includes provisions that, among other things, reduce and/or limit Medicare reimbursement, and impose new and/or increased taxes. The future of the Affordable Care Act and its constituent parts are uncertain at this time.

The continuing efforts of government and insurance companies, health maintenance organizations, and other payors of health care costs to contain or reduce costs of health care may affect our future revenues and profitability or those of our potential customers, suppliers, and collaborative partners, as well as the availability of capital.

United States federal and state privacy laws, and equivalent laws of other nations, may increase our costs of operation and expose us to civil and criminal sanctions.

Regulation of data processing is evolving, as federal, state, and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and security, and the collection, processing, storage, transfer, and use of data. These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data. These and other requirements could require us or our collaborators to incur additional costs to achieve compliance, limit our competitiveness, necessitate the acceptance of more onerous obligations in our contracts, restrict our ability to use, store, transfer, and process data, impact our or our collaborators’ ability to process or use data in order to support the provision of our products, affect our or our collaborators’ ability to offer our products in certain locations, or cause regulators to reject, limit or disrupt our clinical trial activities.

We and our collaborators may be subject to federal, state and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state personal information laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws and regulations that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH. Depending on the facts and circumstances, we could be subject to civil or criminal penalties if we knowingly use or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Later discovery of previously unknown problems could limit our ability to market or sell our products or therapies, and can expose us to product liability claims.

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with any third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	refusals or delays in the approval of applications or supplements to approved applications;

•	refusal of a regulatory authority to review pending market approval applications or supplements to approved applications;

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market or voluntary or mandatory product recalls or seizures;

•	fines, warning letters, or holds on clinical trials;

•	injunctions or the imposition of civil or criminal penalties;

•	restrictions on product administration, requirements for additional clinical trials, or changes to product labeling requirements; or

•	recommendations by regulatory authorities against entering into governmental contracts with us.

Discovery of previously unknown problems or risks relating to our product could also subject us to potential liabilities through product liability claims.

If we do not obtain required approvals in other countries in which we aim to market our products, we will be limited in our ability to export or sell the products in those markets.

Our lack of experience in conducting clinical trials in foreign jurisdictions may negatively impact the approval process in those jurisdictions. If we are unable to obtain and maintain required approval from one or more foreign jurisdictions where we would like to sell our products or therapies, we will be unable to market products as intended, our international market opportunity will be limited and our results of operations will be harmed.

We rely in part on third parties for research and clinical trials for our products and therapies.

We rely on contract research organizations (“CROs”), academic institutions, corporate partners, and other third parties to assist us in managing, monitoring, and otherwise carrying out clinical trials and research activities. We rely or will rely heavily on these parties for the execution of our clinical studies and control only certain aspects of their activities. Accordingly, we may have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. Although we rely on these third parties to manage the data from clinical trials, we will be responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Our failure, or the failure of third parties on which we rely, to comply with the strict requirements relating to conducting, recording, and reporting the results of clinical trials, or to follow good clinical practices, may delay the regulatory approval process or cause us to fail to obtain regulatory approval for our proposed products and therapies.

We currently have a very limited marketing and sales organization and may have to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our products and therapies, we may not be able to generate sufficient revenues to support our operations.

Our current sales, marketing and distribution capabilities consist of one independent contractor who promotes the sale our CaverStem® and FemCelz® products to medical doctors. To generate sufficient revenues to support our operations, we will have to seek collaborators, especially for marketing and sales outside of the United States, or invest significant amounts of financial and management resources to develop internal sales, distribution and marketing capabilities. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms, or at all. In addition, our product revenues and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute products that we develop ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. Even if we determine to perform sales, marketing and distribution functions ourselves, we could face a number of additional related risks, including:

•	we may not be able to attract and build an effective marketing department or sales force;

•

the cost of establishing a marketing department or sales force may exceed our available financial resources and the revenue generated by our product candidates that we may develop, in-license or acquire; and

•	our direct sales and marketing efforts may not be successful.

We rely upon third parties for the manufacture of our CaverStem® and FemCelz® disposable kits and are dependent on their quality and effectiveness.

We rely upon third parties for the manufacture of our CaverStem® and FemCelz® disposable kits. The failure to achieve and maintain high manufacturing standards, or to detect or control anticipated or unanticipated manufacturing errors or the frequent occurrence of such errors, could result in cost overruns, product recalls or withdrawals, patient injury or death, and other problems that could seriously hurt our business.

We may be unable to compete effectively with marketed therapies or drugs targeting similar indications to our products and therapies.

We face competition generally from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize any products that are safer, more effective, have fewer side effects or are less expensive than our products and therapies. These potential competitors may also compete with us in establishing clinical trial sites, and patient enrollment for clinical trials.

Our business and operations would suffer in the event of computer system failures or security breaches.

In the ordinary course of our business, we collect, store and transmit confidential information, including intellectual property, and proprietary business information. Despite the implementation of security measures, our internal computer systems, and those of our contract research organizations, or CROs, and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyberattacks, natural disasters, fire, terrorism, war and telecommunication and electrical failures. Cyberattacks are increasing in their frequency, sophistication and intensity. Cyberattacks could include the deployment of harmful malware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Significant disruptions of our information technology systems or security breaches could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property and proprietary business information and personal information), and could result in financial, legal, business and reputational harm to us. If such disruptions were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Further, the COVID-19 pandemic has resulted in a significant number of our employees and partners working remotely, which increases the risk of a data breach or issues with data and cybersecurity. To the extent that any disruption or security breach results in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our future product candidates could be delayed.

We are subject to risks arising from the recent global outbreak of the COVID-19 coronavirus.

The recent outbreak of the COVID-19 coronavirus has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, CROs, suppliers, manufacturers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease or shutdowns that may be requested or mandated by governmental authorities. During 2020 and 2021, COVID-19 has resulted in significantly reduced revenues from our CaverStem® and FemCelz® products, as elective procedures in general have been greatly reduced throughout the United States during the pandemic. In addition, the continued spread of COVID-19 could disrupt our clinical trials, supply chain and the manufacture or shipment of our products, and other related activities, which could have a material adverse effect on our business, financial condition and results of operations. COVID-19 has also had an adverse impact on global economic conditions which could impair our ability to raise capital when needed.

Risks Related to Our Intellectual Property

We may not be able to protect our proprietary rights.

Our commercial success will depend in large part upon our ability to protect our proprietary rights. There is no assurance, for example, that any additional patents will be issued based on our or our pending applications or, if issued, that such patents will not become the subject of a re-examination, will provide us with competitive advantages, will not be challenged by any third parties, or that the patents of others will not prevent the commercialization of products and services incorporating our technology. Furthermore, there can be no guarantee that others will not independently develop similar products and services, duplicate any of our products and services, or design around any patents we obtain.

Our commercial success will also depend upon our ability to avoid infringing patents issued to others. If we were judicially determined to be infringing on any third-party patent, we could be required to pay damages, alter our products, services or processes, obtain licenses, or cease certain activities. If we are required in the future to obtain any licenses from third parties for some of our products and/or services, there can be no guarantee that we would be able to do so on commercially favorable terms, if at all. United States and foreign patent applications are not immediately made public, so we might be surprised by the grant to someone else of a patent on a technology we are actively using.

In addition to patents, we rely on unpatented trade secrets and proprietary technological expertise, and confidentiality agreements with our partners, employees, advisors, vendors, and consultants to protect our trade secrets and proprietary technological expertise. There can be no guarantee that these agreements will not be breached, or that we will have adequate remedies for any breach, or that our unpatented trade secrets and proprietary technological expertise will not otherwise become known or be independently discovered by competitors.

Failure to obtain or maintain patent protection or to protect our trade secrets could have a substantial negative effect on our results of operations and financial condition.

We are susceptible to intellectual property suits that could cause us to incur substantial costs or pay substantial damages or prohibit us from selling our product candidates.

There is a substantial amount of litigation over patent and other intellectual property rights in the biotechnology industry. Whether or not a product infringes a patent involves complex legal and factual considerations, the determination of which is often uncertain. Our competitors or other parties may assert that our product candidates and the methods employed may be covered by patents held by them. If any of our products infringes a valid patent, we could be prevented from manufacturing or selling such product unless we are able to obtain a license or able to redesign the product in such a manner as to avoid infringement. A license may not always be available or may require us to pay substantial royalties. We also may not be successful in any attempt to redesign our product to avoid infringement, nor does a later redesign protect the Company from prior infringement.

We may need to initiate lawsuits to protect or enforce our intellectual property rights, which could be expensive and, if we lose, could cause us to lose some of our intellectual property rights, which would harm our ability to compete in the market.

In order to protect or enforce our intellectual property rights, we may need to initiate patent, trademark and related litigation against third parties, such as infringement suits or requests for injunctive relief. Our ability to establish and maintain a competitive position may be achieved in part by prosecuting claims against others who we believe to be infringing its rights. Any lawsuits or administrative proceedings in patent offices that we initiate or that are initiated against us could be expensive, take significant time and divert our management’s attention from other business concerns and the outcome of litigation to enforce our intellectual property rights in patents, trade secrets or trademarks is highly unpredictable. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, or adversely affect our ability to distribute any products that are subject to such litigation. In addition, we may provoke third parties to assert claims against us. We may not prevail in any lawsuits or administrative proceedings that we initiate, and the damages or other remedies awarded, including attorney fees, if any, may not be commercially valuable.

Risks Related to Employee Matters

We are dependent on our executive officers, and we may not be able to pursue our current business strategy effectively if we lose them.

Our success to date has largely depended on the efforts and abilities of Timothy Warbington, our Chief Executive Officer, and Drs. Thomas Ichim and Amit Patel, who were our founders and former directors, and who currently serve as consultants to us. Our ability to manage our operations and meet our business objectives could be adversely affected if, for any reason, such officers do not remain with us.

Our employees, clinical trial investigators, CROs, consultants, vendors and any potential commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards.

We are exposed to the risk of fraud or other misconduct by our employees, clinical trial investigators, CROs, consultants, vendors and any potential commercial partners. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) U.S. laws and regulations or those of foreign jurisdictions, including those laws that require the reporting of true, complete and accurate information, (ii) manufacturing standards, (iii) federal and state health and data privacy, security, fraud and abuse, government price reporting, transparency reporting requirements, and other healthcare laws and regulations in the United States and abroad or (iv) laws that require the true, complete and accurate reporting of financial information or data. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from government funded healthcare programs, such as Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional integrity reporting and oversight obligations, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

If we fail to comply with the U.S. federal Anti-Kickback Statute and similar state and foreign country laws, we could be subject to criminal and civil penalties and exclusion from federally funded healthcare programs including the Medicare and Medicaid programs and equivalent third country programs, which would have a material adverse effect on our business and results of operations.

A provision of the Social Security Act, commonly referred to as the federal Anti-Kickback Statute, prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration, directly or indirectly, in cash or in kind, to induce or reward the referring, ordering, leasing, purchasing or arranging for, or recommending the ordering, purchasing or leasing of, items or services payable, in whole or in part, by Medicare, Medicaid or any other federal healthcare program. The federal Anti-Kickback Statute is very broad in scope and many of its provisions have not been uniformly or definitively interpreted by existing case law or regulations. In addition, many states have adopted laws similar to the federal Anti-Kickback Statute that apply to activity in those states, and some of these laws are even broader than the federal Anti-Kickback Statute in that their prohibitions may apply to items or services reimbursed under Medicaid and other state programs or, in several states, apply regardless of the source of payment. Violations of the federal Anti-Kickback Statute may result in substantial criminal, civil or administrative penalties, damages, fines and exclusion from participation in federal healthcare programs.

While we believe our operations will be in compliance with the federal Anti-Kickback Statute and similar state laws, we cannot be certain that we will not be subject to investigations or litigation alleging violations of these laws, which could be time-consuming and costly to us and could divert management’s attention from operating our business, which in turn could have a material adverse effect on our business. In addition, if our arrangements were found to violate the federal Anti-Kickback Statute or similar state laws, the consequences of such violations would likely have a material adverse effect on our business, results of operations and financial condition.

Risks Related To Our Common Stock

The market price of our common stock is highly volatile, and you could lose all or part of your investment.

The trading price of our common stock has been volatile. This volatility may prevent you from being able to sell your securities at or above the price you paid for your securities. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include:

•	whether we achieve our anticipated corporate objectives;

•	termination of lock-up agreements or other restrictions on the ability of our stockholders and other security holders to sell shares; and

•	general economic or political conditions in the United States or elsewhere.

In addition, the stock market in general, and the stock of clinical stage biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

If our shares of common stock are delisted from The Nasdaq Capital Market and become subject to the penny stock rules, it will be more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not maintain a listing on Nasdaq and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our securities.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the minimum closing bid price requirement, Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

We will indemnify and hold harmless our officers and directors to the maximum extent permitted by Nevada law.

Our bylaws provide that we will indemnify and hold harmless our officers and directors against claims arising from our activities, to the maximum extent permitted by Nevada law. If we were called upon to perform under our indemnification agreement, then the portion of our assets expended for such purpose would reduce the amount otherwise available for our business.

Because we do not expect to pay dividends for the foreseeable future, investors seeking cash dividends should not purchase shares of common stock.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, investors seeking cash dividends should not purchase our shares.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not currently own any real property. Our corporate office is located at 211 East Osborn Road, Phoenix, Arizona, which we lease on month-to-month basis. Management believes that this space is adequate to meet our current and foreseeable needs.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

In April 2016, we entered into an agreement with Spencer Clarke, LLC to perform banking services. We believe that no banking services were provided under the agreement, and as a result we terminated the agreement in June 2016. Spencer Clarke, LLC subsequently commenced an arbitration proceeding against us asserting that it was entitled to fees under the agreement. Thereafter, in April 2019, Spencer Clarke, LLC was awarded $600,749 by the Commercial Arbitration Tribunal of the American Arbitration Association in the Matter of Arbitration, Case Number 01-18-0003-3441 and confirmed by the New York Superior court in May 2020. In 2021, we appealed the award in New York Supreme Court. Throughout the course of the proceedings, our litigation counsel indicated a probability of success on appeal. Therefore, we did not accrue any liability. On December 13, 2021 the appeal was denied.. As a result, we accrued a $707,116 liability for the arbitration award in December 2021, and paid the entire amount in January  and March 2022. As a result, this matter is resolved, the award has been paid and there are no obligations from either party.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “CELZ”.

Holders

As of March 15, 2022, the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name, was approximately 75.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock at any time in the foreseeable future. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our Board and will depend on, among other factors, our financial condition, operating results, capital requirements, general business conditions, the terms of any future credit agreements and other factors that our Board may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of the most recent fiscal year ended December 31, 2021, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and Rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) and (b)) (c)
Equity compensation plans approved by security holders	0		—	600,000	(1)
Equity compensation plans not approved by security holders	[100,093]	(2)	$26.25	27	(3)
Total	[100,095]			8,333

_________________

(1)	Represents shares available for issuance under the Company’s 2021 Equity Incentive Plan.
(2)

Represents (i) 20,000 shares of common stock issuable to Donald Dickerson, the Company’s Chief Financial Officer, under a ten-year warrant issued on December 28, 2020 with an exercise price of $2.00 per share, (ii) 10,000 shares of common stock issuable to Donald Dickerson under a ten-year warrant issued on July 15, 2021 with an exercise price of $15.00 per share, (iii) 20,000 shares of common stock issuable to Amit Patel, a former director of the Company, under a ten-year warrant issued on December 28, 2020 with an exercise price of $2.00 per share, (iv) 10,000 shares of common stock issuable to Amit Patel under a ten-year warrant issued on July 15, 2021 with an exercise price of $15.00 per share, (vi) 10,000 shares of common stock issuable to Thomas Ichim, a former director of the Company, under a ten-year warrant issued on July 15, 2021 with an exercise price of $15.00 per share, (viii) 30,000 shares of common stock issuable to various consultants of the Company under three-year warrant issued in April and May 2021 with an exercise price of $15.00 per share; and (ix) 95 shares of common stock issuable to a consultant of the Company under three-year warrant issued September 2020 with an exercise price of $1.45 per share.

(3)	Represents 27 shares available under the Company’s 2016 Stock Incentive Plan.

2021 Equity Incentive Plan

On September 6, 2021, the Company’s Board of Directors and holders of a majority of the voting power of the Company’s stockholders approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”). The essential features of the 2021 Plan are outlined below:

Purpose. The 2021 Plan provides for the granting to our employees, officers, directors, consultants and advisors of performance awards payable in shares of common stock, stock options (non-statutory and incentive), restricted stock awards, stock appreciation rights (“SARs”), restricted share units (“RSUs”) and other stock-based awards. The purpose of the 2021 Plan is to secure for the Company and its stockholders the benefits arising from capital stock ownership by eligible participants who are expected to contribute to the Company’s future growth and success. To date, we have not granted any awards under the 2021 Plan.

Administration. The 2021 Plan is administered by the compensation committee of the Board (the “Committee”). Subject to the terms of the 2021 Plan, the Committee has the authority to determine the individuals to whom, and the time or times at which, awards are made, the size of each award, and the other terms and conditions of each award (which need not be identical across participants). The Committee also has the authority, subject to the express provisions of the 2021 Plan, to construe the respective agreements under the plan, proscribe, amend and rescind rules and regulations relating to the plan, accelerate or extend the dates options may be exercised or accelerate the vesting of other stock awards, and make all other determinations which are in the Committee’s judgment necessary or desirable for the administration of the plan.

Stock Subject to 2021 Plan. Subject to certain adjustment provisions described below, the number of shares of common stock which are set aside and reserved for issuance under the 2021 Plan is 600,000 shares.

Eligible Participants. Subject to certain limitations, awards under the 2021 Plan may be granted to any employee, officer, director, consultant or advisor to the Company and its subsidiaries, provided that only employees of the Company and its subsidiaries may be granted ISOs under the 2021 Plan.

Plan Amendments and Termination. The Board may at any time, and from time to time, modify or amend the 2021 Plan in any respect, provided that without stockholder approval, no such modification or amendment may (i) modify the prohibitions against repricing in the 2021 Plan; (ii) materially increase benefits accruing to participants; (iii) increase the aggregate number of shares of common stock issued or issuable under the 2021 Plan; (iv) increase any limitation set forth in the 2021 Plan on the number of shares of common stock which may be issued or the aggregate value of awards which may be made, in respect of any type of award to any single participant during any specified period; (v) modify the eligibility requirements for participants in the 2021; or (vi) reduce the minimum exercise price or grant price as set forth in the 2021 Plan.

The Board may at any time suspend or terminate the Plan, provided that any such suspension or termination shall not adversely affect the rights of a participant under any stock award previously granted while the Plan is in effect except with the consent of the participant.

Transferability. Unless otherwise approved by the Committee, awards under the 2021 Plan are not assignable or transferable by the person to whom they are granted, either voluntarily or by operation of law, except by will or the laws of descent and distribution, and, during the life of the participant, shall be exercisable only by the participant.

Item 6. Selected Financial Data

As a Smaller Reporting Company, we are not required to furnish information under this Item 6.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this Annual Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the section captioned “Risk Factors” in Annual Report. The following should be read in conjunction with our audited financial statements included elsewhere herein.

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

Results of Operations – For the Year Ended December 31, 2021, and for the Year Ended December 31, 2020

Gross Revenue. We generated $87,754 in gross revenue for the year ended December 31, 2021 in comparison with $164,500 for the comparable period a year ago. The decrease of $76,746 or 46.7% is primarily due to the continued effects of the COVID-19 pandemic. Prior to the pandemic, we were experiencing an upward trend in sales. However, starting in 2020 and continuing through 2021, most elective procedures were halted in the U.S. This resulted in a near cessation of Caverstem® and FemCelz® procedures in those time frames. Additionally, in the fourth quarter of 2021 we field tested an alternative sales and marketing program for CaverStem® whereby we marketed directly to the patient, collected the procedure fees from the patient and paid the physicians for their services. While this effort resulted in an increase in the number of procedures and gross revenues per procedure, gross margins were greatly reduced. As a result, we have reverted to our model of contracting with physicians, who resell our kits and bill their patients directly.

Cost of Goods Sold. We generated $47,949 in cost of goods sold for the year ended December 31, 2021 in comparison with $50,596 for the comparable period a year ago. The decrease of $2,647 or 5.2% was less than the related 46.7% decrease in revenues due to reduced gross margins in the fourth quarter of 2021 as described above.

Gross Profit/(Loss). We generated $39,805 in gross profit for the year ended December 31, 2021 in comparison with $113,904 in gross profit for the comparable period a year ago. The decrease of $74,099 or 65.1% is due to the lower sales associated with the COVID-19 pandemic identified above, lower per-unit revenue from new physician promotions and lower fourth quarter margins from the temporary shift to a direct-to-patient model.

Selling, General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2021, totaled $2,964,490, in comparison with $1,161,947 for the comparable period a year ago. The increase of 1,802,543, or 155.1% is primarily due to a $707,116 expense accrual related to a vendor dispute, $493,299 in stock-based compensation, $180,936 in board member consulting services, $132,164 of increased marketing expenses tied to the direct-to-patient program, and $96,152 in director and officer insurance, which we did not carry in 2020.

Research and Development Expenses. Research and development expenses for the years ended December 31, 2021 totaled $109,180 in comparison to $0 for the comparable period a year ago. The increase was due to laboratory research associated with providing a response to the FDA on the ImmCelzTM IND application.

Operating Loss. For the reasons stated above, our operating losses for the year ended December 31, 2021 were $3,125,949 in comparison with $1,114,835 for the comparable period a year ago.

Other Expense. Other income for the year ended December 31, 2021 totaled $22,337,717 in comparison with an expense of $35,210,395 for the comparable period a year ago. The increased income of $57,548,112, is primarily due to a decrease of $60,011,354 in the in the fair value of derivative liabilities, a $585,601 gain upon the extinguishment of convertible notes, offset by an increase of $3,048,843 in interest expense for the comparable period a year ago. We incurred interest expense calculated on our promissory notes. We recorded the amortization of various debt discounts associated with our promissory notes. The discounts are the result of a combination of on-issuance discounts and fees, warrants issued with promissory notes, and derivative liabilities which are recorded due to the variability of the notes conversion price. The derivative liabilities are re-measured as of each reporting date.

Net Loss. For the reasons stated above, our net income for the year ended December 31, 2021 was $19,211,768 in comparison with a loss of $36,325,230 for the comparable period a year ago.

Amortization Expense. We acquired a patent (U.S. Patent No. 8,372,797) from CMH on February 2, 2016, in exchange for shares of our restricted common stock valued at $100,000. The patent expires in 2026 and we have elected to amortize the patent over a ten-year period on a straight-line basis. On August 25, 2016, CMT entered into a License Agreement which grants it the exclusive right to all products derived from US Patent No. 7,569,385 for multipotent amniotic fetal stem cells. Under the terms of the license agreement, CMT paid an initial license fee within 30 days of entering into the agreement. The patent expires in 2026 and we have elected to amortize the patent over a ten-year period on a straight-line basis. On May 17, 2017, CMT purchased U.S. Patent No. 9,598,673 covering use of various stem cells for treatment of lower back pain from CMH. Under the terms of the agreement, the Company was required to pay CMH $100,000. The agreement was modified in November 2017 to waive payment of the initial license fee, modify the fee structure and add the ability to convert the outstanding payable balance into common shares. In November 2020, the Company announced the commercialization of the lower back procedure using a patient’s own cells (“autologous”). This milestone triggered a milestone payment due from the Company to CMH in the amount of $300,000, which was subsequently paid. The patent expires in 2027, and we have elected to amortize the patent over a ten-year period on a straight-line basis. In December 2020, we entered into a Patent License Agreement with Jadi Cells, Inc. Execution of the contract triggered a milestone payment due from the Company to Jadi Cells, Inc. in the amount of $250,000, which was paid with shares of our common stock in February 2022.

Amortization expense of $92,084 was recorded for the year ended December 31, 2021, representing the amortization of the ED, multipotent amniotic fetal stem cell and lower back pain patents and the Jadi Cell patent license agreement based upon the remaining life of the patents and license agreement. There was $66,792 of amortization expense recorded for the period ended December 31, 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity capital expenditures or capital resources.

Liquidity and Capital Resources

As of December 31, 2021, we had $10,723,870 of available cash and positive working capital of approximately $9,814,709. In comparison, as of December 31, 2020, we had approximately $98,000 of available cash and a working capital deficit of approximately $40,423,000.

On December 7, 2021, we sold an aggregate of 3,875,000 shares of our common stock, and accompanying warrants to purchase 3,875,000 shares of common stock at an exercise price of $4.13 per share, at a combined public offering price to the public of $4.13 per share of common stock and related Warrant, pursuant to an Underwriting Agreement we entered into Roth Capital Partners, LLC. We received gross proceeds of $16,003,750, before deducting underwriting discounts and commissions of seven percent (7%) of the gross proceeds and offering expenses. We used a portion of the proceeds from the offering to (i) redeem our Bridge Notes described below, in the aggregate outstanding amount of $5,146,176, and (ii) repurchase the Company’s Series A Preferred Stock from the Company’s Chief Executive Officer for an aggregate purchase price of approximately $195,000.

In addition to our 2021 public offering and smaller private convertible note and preferred stock financing transactions we completed in the last two years, in August 2021, we completed the sale of 15% Original Issue Discount Senior Notes ( “Bridge Notes”) in the aggregate principal amount of $4,456,176. In connection with the sale of the Bridge Notes, holders of shares of our preferred stock issued earlier in 2021 exchanged such preferred stock for additional Bridge Notes in the aggregate principal amount of $690,000. We also issued to the purchasers of our Bridge Notes five-year warrants to purchase an aggregate of 363,046 shares of our common stock at an initial exercise price of $14.175 per share, subject to anti-dilution adjustment in the event of future sales of equity by us below the then exercise price, stock dividends, stock splits and other specified events.

Net Cash used in Operating Activities. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was $2,215,782 for the year-ended ended December 30, 2021 in comparison to $434,556 for the comparable period a year ago, an increase of $1,781,226 or 410%. The increase in cash used in operations was primarily related to a $299,900 increase in payments made to CMH and a $100,669 decrease in accrued expenses.

Net Cash used in Investing Activities. Cash used in investing activities was $0 for the year ended December 31, 2021 related to the purchase of licenses in comparison to $250,000 for the year ended December 31, 2020.

Net Cash from Financing Activities. In the year ended December 31, 2021, we received $14,758,488 in net proceeds from the sale of common stock and warrants in our December 2021 public offering, along with $4,784,790 from the issuance of convertible debt, preferred stock and short-term, non-convertible notes. We spent $6,925,032 on re-payment of notes, redemption of preferred stock, and payment of debt issuance and offering costs. In the year ended December 31, 2020, we raised $710,920 primarily through the issuance of convertible debt and repaid $17,000 of convertible notes. The $12,147,720 or 1,751% increase in cash flows from financing activities were primarily related to our December 2021 public offering.

We have continued to realize losses from operations. However, as a result of our December 2021 public offering, we believe we will have sufficient cash to meet our anticipated operating costs and capital expenditure requirements through at least March 2023. We anticipate that we will need to raise additional capital in the future to support our ongoing operations and continue our clinical trials. We expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund the development of our proposed products through clinical development, manufacturing and commercialization. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. There can be no guarantee that we will be successful in our ability to raise capital to fund future operational and development initiatives.

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

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. There are certain specified reduced reporting and other regulatory requirements that are available to public companies that are emerging growth companies. These provisions include:

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

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Creative Medical Technology Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Creative Medical Technology Holdings, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

March 30, 2022

We have been the Company’s auditor since 2016

PCAOB ID 0457

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

 CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	$10,723,870	$98,012
Accounts receivable	2,485	-
Inventory	10,866	-
Total Current Assets	10,737,221	98,012

OTHER ASSETS
Other assets	3,281	-
Licenses, net of amortization	527,679	619,763
TOTAL ASSETS	$11,268,181	$717,775

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$761,862	$350,899
Accrued expenses	24,385	159,771
Management fee and patent liabilities - related parties	250,000	468,782
Convertible notes payable, net of discount of $0 and $409,649, respectively	-	788,701
Advances from related party	14,194	10,800
Derivative liabilities	-	38,741,832
Total Current Liabilities	1,050,441	40,520,785

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 7,000,000 and 7,000,000 shares authorized, no shares issued and outstanding at December 31, 2021 and 2020	-	-
Series A preferred stock, $0.001 par value, 3,000,000 shares authorized, 0 and 3,000,000 shares issued and outstanding at December 31, 2021 and 2020	-	3,000
Series B preferred stock, $0.001 par value, 1,000 shares authorized, no shares issued and outstanding at December 31, 2021 and 2020	-	-
Series C preferred stock, $0.001 par value, 500 shares authorized, no shares issued and outstanding at December 31, 2021 and 2020	-	-
Common stock, $0.001 par value, 25,000,000,000 and 6,000,000,000 shares authorized; 6,338,872 and 1,537,082 issued and 6,338,864 and 1,537,074 outstanding at December 31, 2021 and 2020, respectively	6,339	1,537
Additional paid-in capital	53,879,215	22,082,689
Accumulated deficit	(43,667,814)	(61,890,236)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	10,217,740	(39,803,010)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$11,268,181	$717,775

The accompanying notes are an integral part of these consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020

Revenues	$87,754	$164,500

Cost of revenues	47,949	50,596

Gross profit	39,805	113,904

OPERATING EXPENSES
Research and development	109,180	-
Selling, general and administrative	2,964,490	1,161,947
Amortization of patent costs	92,084	66,792
TOTAL EXPENSES	3,165,754	1,228,739

Operating loss	(3,125,949)	(1,114,835)

OTHER INCOME/(EXPENSE)
Interest expense	(4,278,433)	(1,229,590)
Gain on extinguishment of convertible notes	585,601	-
Change in fair value of derivatives liabilities	26,030,549	(33,980,805)
Total other income (expense)	22,337,717	(35,210,395)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	19,211,768	(36,325,230)

Provision for income taxes	-	-

NET INCOME (LOSS)	$19,211,768	$(36,325,230)

BASIC NET INCOME (LOSS) PER SHARE	$7.37	$(62.69)

DILUTED NET INCOME (LOSS) PER SHARE	$5.61	$(62.69)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	2,605,057	579,461

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	3,248,619	579,461

The accompanying notes are an integral part of these consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
December 31, 2019	3,000,000	$3,000	-	$-	-	$-	44,978	$45	$17,490,462	$(25,565,006)	$(8,071,499)

Common stock issued for related party management and patent liabilities	-	-	-	-	-	-	128,630	129	159,871	-	160,000

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	-	-	-	-	1,363,463	1,363	1,365,342	-	1,366,705

Beneficial conversion feature issued with Allogenics patent liability	-	-	-	-	-	-	-	-	101,351	-	101,351

Stock-based compensation	-	-	-	-	-	-	-	-	170,323	-	170,323

Relief of derivative liabilities	-	-	-	-	-	-	-	-	2,795,340	-	2,795,340

Differences in shares from reverse stock split	-	-	-	-	-	-	3	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	(36,325,230)	(36,325,230)

December 31, 2020	3,000,000	3,000	-	-	-	-	1,537,074	1,537	22,082,689	(61,890,236)	(39,803,010)

Proceeds from sales of preferred stock	-	-	350	321,000	150	141,000	4,286	4	(4)	-	462,000

Common stock issued for related party management and patent liabilities	-	-	-	-	-	-	89,286	89	49,911	-	50,000

Proceeds from sales of common stock, net of issuance costs	-	-	-	-	-	-	3,875,000	3,875	14,754,613	-	14,758,488

Offering costs	-	-	-	-	-	-	-	-	(105,180)	-	(105,180)

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	-	-	-	-	789,727	790	1,382,542	-	1,383,332

Relief of derivative liabilities	-	-	-	-	-	-	-	-	12,364,084	-	12,364,084

Dividends on preferred stock	-	-	-	-	-	-	-	-	(27,725)	-	(27,725)

Cashless exercise of warrants	-	-	-	-	-	-	37,870	38	(38)	-	-

Warrants issued with notes payable	-	-	-	-	-	-	-	-	2,097,629	-	2,097,629

Preferred stock redemption	(3,000,000)	(3,000)	(350)	(321,000)	(150)	(141,000)	-	-	(304,026)	-	(769,026)

Stock-based compensation	-	-	-	-	-	-	-	-	595,380	-	595,380

Differences in shares from reverse stock split	-	-	-	-	-	-	5,621	6	(6)	-	-

Deemed dividend due to revaluation of warrants related to ratchet provision adjustment	-	-	-	-	-	-	-	-	989,346	(989,346)	-

Net income	-	-	-	-	-	-	-	-	-	19,211,768	19,211,768

December 31, 2021	-	$-	-	$-	-	$-	6,338,864	$6,339	$53,879,215	$(43,667,814)	$10,217,740

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19,211,768	$(36,325,230)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Stock-based compensation	595,380	170,323
Amortization	92,084	66,792
Amortization of debt discounts	4,157,850	979,960
Change in fair value of derivatives liabilities	(26,030,549)	33,980,805
Increase in principal and accrued interest balances due to penalty provision	93,821	-
Gain on extinguishment of convertible notes	(585,601)	-
Changes in assets and liabilities:
Accounts receivable	(2,485)	5,600
Inventory	(10,866)	-
Accounts payable	410,963	30,114
Accrued expenses	20,635	167,029
Management fee payable	(168,782)	490,051
Net cash used in operating activities	(2,215,782)	(434,556)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of licenses	-	(250,000)
Net cash used in investing activities	-	(250,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	3,887,750	-
Payments on notes payable	(5,251,176)	-
Payment of debt issuance costs	(443,239)	-
Payment of deferred offering costs	(3,281)	-
Payments on convertible notes payable	-	(17,000)
Proceeds from convertible notes payable	435,040	710,920
Proceeds from sale of preferred stock	462,000	-
Proceeds from sale of common stock	14,758,488	-
Payment of offering costs	(105,180)	-
Preferred stock redemption	(196,751)	-
Related party advances	223,394	-
Repayment of related party advances	(220,000)	-
Payments to settle convertible notes payable and warrants	(705,405)	-
Net cash provided by financing activities	12,841,640	693,920

NET INCREASE IN CASH	10,625,858	9,364
BEGINNING CASH BALANCE	98,012	88,648
ENDING CASH BALANCE	$10,723,870	$98,012

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$9,186	$6,000
Cash payments for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$27,725	$-
Warrants issued with notes payable and as a service fee	$2,097,629	$-
Conversion of notes payable, accrued interest and derivative liabilities into common stock	$13,747,415	$4,162,045
Conversion of management fees and patent liability into common stock	$50,000	$160,000
Discounts on convertible notes payable due to derivative liabilities	$134,640	$-
Exchange of preferred stock for notes payable	$572,275	$-
Beneficial conversion feature issued with Allogenics patent liability	$-	$101,351
Warrants issued for ratchet provision adjustment	$989,346	$-

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

The Company currently conducts substantially all of its commercial operations through CMT, which markets and sells the Company’s CaverStem® and FemCelz® disposable kits utilized by physicians to perform autologous procedures that treat erectile dysfunction and female sexual dysfunction, respectively. In addition to its CaverStem® and FemCelz® products, the Company is currently in the process of recruiting clinical sites for its StemSpine® Regenerative Stem Cell Procedure for the Treatment of Degenerative Disc Disease, an autologous procedure that utilizes a patient’s own stem cells to treat lower back pain.

In 2020, through the Company’s ImmCelz Inc. subsidiary, the Company began exploring the development of treatments that utilize a patient’s own extracted immune cells that are then “reprogrammed” by culturing them outside the patient’s body with optimized stem cells. The immune cells are then re-injected into the patient from whom they were extracted. The Company believes this process endows the immune cells with regenerative properties that may be suitable for the treatment of stroke victims, among other indications. In contrast to other stem cell-based approaches, the immune cells are significantly smaller in size than stem cells and are believed to more effectively penetrate areas of the damaged tissues and induce regeneration.

Risks and Uncertainties - The Company has a limited operating history and has only recently started to generate revenues from its planned principal operations.

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the COVID-19 include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The COVID-19 and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effect will be to the company, to-date, the Company is experiencing a reduction in revenues due to the prioritization of medical resources to address the COVID-19 outbreak. In several of our markets, all non-essential (including elective) procedures have been placed on hold. While this has a negative financial impact to our revenues, there have been the same reductions to our costs. Additionally, since the Company maintains no inventory and requires nearly all of customers to pre-pay, there is no risk to receivables or inventory write-downs. The Company expects existing orders temporarily on hold and continued sales, training and patient treatments will resume once the physician’s offices are back to being fully operational.

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

Concentration Risks - The Federal Deposit Insurance Corporation insures cash deposits in most general bank accounts for up to $250,000 per institution. The Company maintains its cash balances at two financial institutions. As of December 31, 2021, the Company’s balance exceeded the limit at both institutions.

Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instrument - The Company’s financial instruments consist of cash and cash equivalents, and payables. The carrying amount of cash and cash equivalents and payables approximates fair value because of the short-term nature of these items.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of December 31, 2021, the Company has level 3 fair value calculations on derivative liabilities. The table below reflects the results of our Level 3 fair value calculations:

	Notes	Warrants	Total

Derivative liability at December 31, 2020	$37,343,835	$1,397,997	$38,741,832
Addition of new conversion option derivatives	1,077,757	-	1,077,757
Extinguishment/modification	(726,998)	(346)	(727,344)
Conversion of note derivatives	(10,494,316)	(1,869,768)	(12,364,084)
Change in fair value	(27,200,278)	472,117	(26,728,161)
Derivative liability at December 31, 2021	$-	$-	$-

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

As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company entered into certain debt financing transactions in fiscal 2021 and 2020, as disclosed in Notes 4 and 5, containing certain conversion features that have resulted in the instruments being deemed derivatives. We evaluate such derivative instruments to properly classify such instruments within equity or as liabilities in our financial statements. Our policy is to settle instruments indexed to our common shares on a first-in-first-out basis.

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

Payments received for which the earnings process is not yet complete are deferred. As of December 31, 2021, the Company had no deferred revenue.

Research and Development - Research and development will continue to be a significant function of the Company. Research and development costs will be expensed as incurred. Expenses in the accompanying financial statements include certain costs which are directly associated with the Company’s research and development of the ImmCelzTM technology platform. ImmCelzTM is based upon re-programming T-regulatory cells with factors expressed by the Jadi cells. We are conducting laboratory research to validate the core technology and ability to achieve scalable production. These costs, which consist primarily of monies paid for laboratory facility expenses, materials and supplies and compensation costs amounted to $109,180 for the year ended December 31, 2021. There were $0 in research costs for the period ended December 31, 2020

Stock-Based Compensation – The Company accounts for its stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation. The Company accounts for all stock-based compensation using a fair-value method on the grant date and recognizes the fair value of each award as an expense over the requisite vesting period. The Company recognizes stock option forfeitures as they occur as there is insufficient historical data to accurately determine future forfeitures rates.

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

Basic and Diluted Income (Loss) Per Share – The Company follows Financial Accounting Standards Board (“FASB”) ASC 260 Earnings per Share to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated, based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an award, if any, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the estimated tax benefits that would be recorded in paid-in capital, if any, when an award is settled are assumed to be used to repurchase shares in the current period. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

The following is a summary of outstanding securities which have been included in the calculation of diluted net income per share and reconciliation of net income to net income available to common stockholders for the year-ended December 31, 2021.

For the Year Ended December 31, 2021
Weighted average common shares outstanding used in calculating basic earnings per share	2,605,057
Effect of Series B and C preferred stock	-

Effect of warrants and options	643,562

Effect of convertible notes payable	-
Effect of convertible related party management fee and patent liabilities	-
Weighted average common shares outstanding used in calculating diluted earnings per share	3,248,619

Net income as reported	$19,211,768
Add - Interest on convertible notes payable
Subtract deemed dividend on warrant reset	(989,346)
Net income available to common stockholders	$18,222,422

Diluted income per Share	$5.61

Interest on non-convertible notes	1,151

The Company excluded 7 options and 6,604,819 warrants from the computation of diluted net income per share for the year ended December 31, 2021 as their exercise prices were in excess of the average closing market price of the Company’s common stock during that period.

During the year ended December 31, 2020, the Company had 7 options and 152,738 warrants to purchase common stock outstanding; however, the effects were anti-dilutive due to the net loss.

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

NOTE 2 – LICENSING AGREEMENTS

ED Patent – The Company acquired a patent from CMH, a related company on February 2, 2016, in exchange for 431,111 shares of CMTH restricted common stock valued at $100,000. CMH holds a significant amount of the Company’s common stock. The patent expires in 2025 and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $9,972 was recorded for the years ended December 31, 2021 and 2020. As of December 31, 2021, the carrying value of the patent was $40,987. The Company expects to amortize $9,972 annually through 2026 related to the patent costs.

Multipotent Amniotic Fetal Stem Cells License Agreement - On August 25, 2016, CMT entered into a License Agreement dated August 25, 2016, with a University. This license agreement grants to CMT the exclusive right to all products derived from a patent for use of multipotent amniotic fetal stem cells composition of matter throughout the world during the period ending on the expiration date of the longest-lived patent rights under the patent. The license agreement also permits CMT to grant sublicenses. Under the terms of the license agreement, CMT is required to diligently develop, manufacture, and sell any products licensed under the agreement. CMT paid the University an initial license fee within 30 days of entering into the agreement. CMT is also required to pay annual license maintenance fees on each anniversary date of the agreement, which maintenance fees would be credited toward any earned royalties for any given period. The License Agreement provides for payment of various milestone payments and earned royalties on the net sales of licensed products by CMT or any sub licensee. CMT is also required to reimburse the University for any future costs associated with maintaining the patent. CMT may terminate the license agreement for any reason upon 90 days’ written notice and the University may terminate the agreement in the event CMT fails to meet its obligations set forth therein, unless the breach is cured within 30 days of the notice from the University specifying the breach. CMT is also obligated to indemnify the University against claims arising due to the exercise of the license by CMT or any sub licensee. As of December 31, 2021, no amounts are currently due to the University.

The Company estimates that the patent expires in February 2026 and has elected to amortize the patent through the period of expiration on a straight-line basis. Amortization expense of $1,172 was recorded for the years ended December 31, 2021 and 2020. As of December 31, 2021, the carrying value of the patent was $4,084. The Company expects to amortize approximately $1,172 annually through 2026 related to the patent costs.

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

The Company paid CMH the $100,000 obligation of the initial payment due under this agreement, by a $50,000 cash payment and the issuance of 6,667 shares of common stock on December 12, 2020. On December 31, 2020, following the Company’s announcement with respect to the clinical commercialization of the StemSpine technology, the Company paid CMH $50,000 of the $300,000 obligation due under this agreement through the issuance of 133 shares of common stock. On September 30, 2021 the Company paid CMH an additional $40,000 of the $300,000 obligation due under this agreement through the issuance of 84,656 shares of common stock, and in January 2021 the Company paid CMH an additional $50,000 of the $300,000 obligation due under this agreement through the issuance of 89,286 shares of common stock. The remaining portion of the $300,000 obligation was paid in cash in 2020.

The patent expires on May 19, 2027 and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $10,000 was recorded for the years ended December 31, 2021 and 2020. As of December 31, 2021, the carrying value of the initial patent license was $55,000. The Company expects to amortize approximately $10,000 annually through 2027 related to the patent costs.

The Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $45,940 was recorded for the years ended December 31, 2021 and 2020. As of December 31, 2021, the carrying value of the patent was $202,314. The Company expects to amortize approximately $46,000 annually through 2027 related to the patent costs.

 ImmCelz™ - On December 28, 2020, ImmCelz, Inc. (“ImmCelz”), a newly formed Nevada corporation and wholly owned subsidiary of the Company, entered into a Patent License Agreement dated December 28, 2020 (the “Agreement”), with Jadi Cell, LLC. (“Jadi”), a company controlled by Dr. Amit Patel, a former director of the Company. The Agreement grants to ImmCelz™ the patent rights under U.S. Patent# 9,803,176 B2, “Methods and compositions for the clinical derivation of an allogenic cell and therapeutic uses”. The contract grants ImmCelz™ access to proprietary process of expanding the master cell bank of Jadi Cell LLC, as currently practiced by Licensor and as documented in standard operating procedures (SOPs) and other written documentation. The terms of the agreement are as follows:

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

To date, the Company has not made any payments to Jadi Cell under this agreement, other than the $250,000 initial license fee, which was paid by the issuance of 180,180 shares of common stock to Jadi Cell in February 2022.

The Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $25,000 and $0 were recorded for the years ended December 31, 2021 and 2020. As of December 31, 2021, the carrying value of the patent was $225,000. The Company expects to amortize approximately $25,000 annually through 2030 related to the patent costs.

As of December 31, 2021, future expected amortization of these assets is as follows:

For the year ended December 31,

2022	92,085
2023	92,085
2024	92,085
2025	91,084
2026	60,388
Thereafter	100,000
Total	$527,677

The following is a rollforward of the Company’s licensing agreements for the year end December 31, 2021.

	Assets	Accumulated Amortization

Balances at December 31, 2020	$760,000	$(140,237)
Addition of new assets		-
Amortization	-	(92,084)
Balances at December 31, 2021	$760,000	$(232,321)

NOTE 3 – RELATED PARTY TRANSACTIONS

Management Reimbursement Agreement

On November 17, 2017, the Company entered into a Management Reimbursement Agreement with CMH, a related party whose directors and executive officers include the Company’s officers and directors. Pursuant to this agreement, during 2019 and 2020, and until September 16, 2021, the Company reimbursed CMH an aggregate of $45,000 per month for the services of management and consultants employed by CMH (including the Company’s Chief Executive Officer and Chief Financial Officer, and the Company’s former directors Dr. Patel and Dr. Ichim). The agreement provided that at the option of CMH, the reimbursable amounts may be paid from time to time in shares of common stock of the Company at a price equal to a 30% discount to the lowest closing price during the 20 trading days prior to time the notice is given. The Agreement may be terminated by either party upon 30 days’ prior written notice. This agreement was terminated effective September 15, 2021. At December 31, 2020, the Company owed CMH $18,782 under this agreement, and at December 31, 2021, no amounts were owed CMH under this agreement.

Debt Settlement Agreement

On January 12, 2018, the Company entered into a Debt Settlement Agreement with Timothy Warbington, the Company’s Chief Executive Officer, under which the Company issued 3,000,000 shares of super-voting Series A Preferred Stock to Mr. Warbington in exchange for the cancellation of $150,000 of debt owed by the Company to CMH, which CMH in turn was obligated to pay Mr. Warbington. The Series A Preferred Stock previously provided Mr. Warbington with substantial control over all matters subject to a vote of the Company’s shareholders. Mr. Warbington surrendered the Series A Preferred Stock to the Company in December 2021 immediately prior to the closing of the Company’s public offering in exchange for $150,000 plus 8% interest on such amount from January 2018 until the date of surrender.

Jadi Cell License Agreement

On December 28, 2020, the Company entered into a patent license agreement with Jadi Cell, LLC, a company owned and controlled by Dr. Amit Patel, a former director of the Company. The agreement provides Company with an exclusive, worldwide license to U.S. Patent No. 9,803,176 “Methods and compositions for the clinical derivation of an allogenic cell and therapeutic uses” and the proprietary process of expanding the master cell bank of Jadi Cell LLC, in the field of enhancing autologous cells. The agreement is described in detail in Note 2 above. To date, the Company has not made any payments to Jadi Cell under this agreement, other than the $250,000 initial license fee, which was paid by the issuance of 180,180 shares of common stock to Jadi Cell in February 2022.

StemSpine Patent Purchase

The Company acquired U.S. Patent No. 9,598,673 covering the use of various stem cells for the treatment of lower back pain from its affiliate CMH pursuant to a Patent Purchase Agreement dated May 17, 2017, which was amended in November 2017. The inventors of the patent were Thomas Ichim, PhD and Amit Patel, MD, former directors of the Company, and Annette Marleau, PhD. The Patent Purchase Agreement is described in detail in Note 2 above. Pursuant to the Patent Purchase Agreement, the Company paid CMH the $100,000 obligation of the initial payment due under this agreement, by a $50,000 cash payment and the issuance of 6,667 shares of common stock on December 12, 2020. On December 31, 2020, following the Company’s announcement with respect to the clinical commercialization of the StemSpine technology, the Company paid CMH $50,000 of the $300,000 obligation due under this agreement through the issuance of 133 shares of common stock. On September 30, 2021 the Company paid CMH an additional $40,000 of the $300,000 obligation due under this agreement through the issuance of 84,656 shares of common stock, and in January 2021 the Company paid CMH an additional $50,000 of the $300,000 obligation due under this agreement through the issuance of 89,286 shares of common stock. The remaining portion of the $300,000 obligation has been paid in cash.

Insider Loans

On May 28, 2021, Timothy Warbington, who is our CEO and Chairman; and Dr. Amit Patel, who was formerly a director of ours, advanced the Company $50,000 and $150,000 respectively. The two notes were repaid during the quarter ended September 30, 2021, did not have any conversion features, and bore interest at the rate of 5% per annum.

NOTE 4 – DEBT

On August 11, 2021, we completed the sale of 15% Original Issue Discount Senior Notes (“Bridge Notes”) in the aggregate principal amount of $4,456,176 to a group of institutional investors (the “Purchasers”). In connection with the sale of the Bridge Notes, holders of our shares of Series B Preferred Stock and Series C Preferred Stock exchanged such preferred stock for additional Bridge Notes in the aggregate principal amount of $690,000. The Bridge Notes were set to mature on February 11, 2022, subject to the requirement that we redeem the Bridge Notes prior to such date with the net proceeds of any future offering of our securities. The Notes did not bear interest other than upon an event of default, and were not convertible into the Company’s common stock. In addition, the Notes were subject to covenants, events of defaults and other terms and conditions customary in transactions of this nature. The Company amortized the on-issuance discount and financing fees totaling $758,426 to interest expense with respect to these notes. The notes were repaid in full on December 6, 2021 following the completion of the Company’s public offering (see Note 7).

The Company also issued to the purchasers of the Bridge Notes five-year warrants to purchase an aggregate of 363,046 shares of our common stock at an initial exercise price of $14.175 per share, subject to anti-dilution adjustments in the event of future sales of our equity below the then exercise price, stock dividends, stock splits and other specified events. These warrants were valued based on the Black-Scholes valuation model (see Note 5 for assumptions used), and then recorded as a discount to the Bridge Notes based on their relative fair value of approximately $1,846,000.

Roth Capital Partners (“Roth”), acted as sole placement agent for the offering. Pursuant to terms of an engagement letter with Roth, the Company paid Roth a placement agent fee in the amount $312,750. The Company also issued Roth a warrant to purchase 20,189 shares of common stock with the same terms as the warrants issued to the Purchasers. These warrants were valued based on the Black-Scholes valuation model (see Note 5 for assumptions used), and then recorded as an additional discount in the amount of approximately $252,000 to the Bridge Notes.

The full amount of the discount on the Bridge Notes, including that arising from on-issuance discounts, fees and issuance costs, and warrants totaling approximately $3,299,000 was amortized to interest expense during the year ended December 31, 2021 as the notes were repaid in full on December 6, 2021 as noted above.

During 2021, we also issued $498,800 in convertible notes to accredited investors with net proceeds of $435,040, which were repaid in full during 2021. The notes were to mature during February and July of 2022 and bore interest rate of 8%. The notes were convertible into shares of the Company’s common stock at conversion prices ranging from 60% to 71% of the average of the two lowest traded prices or the lowest trade price of the Company’s common stock during the previous 15 trading days preceding the conversion date. The Company amortized the discount due to derivative liabilities and on-issuance discount totaling $443,905 to interest expense with respect to these notes.

On May 28, 2021, Mr. Timothy Warbington, who is our CEO and Chairman; and Dr. Amit Patel, who was formerly a director of ours, advanced the Company $50,000 and $150,000 respectively. The two notes were repaid during the quarter ended September 30, 2021, did not have any conversion features, and bore interest at the rate of 5% per annum.

On June 21, 2021, we issued a $105,000, non-convertible note to an accredited investor with net proceeds of $100,000. The note was repaid during the quarter ended September 30, 2021, did not have any conversion features, and bore interest at the rate of 10% per annum.

During the year ended December 31, 2021, the Company issued an aggregate of 789,727 shares upon the conversion of $1,383,332 of outstanding principal, interest and fees on outstanding notes, and 37,870 shares upon the cashless exercise of 43,167 warrants.

As of December 31, 2021, the Company had no outstanding loans.

During 2020, we issued $831,140 in convertible notes to accredited investors with net proceeds of $710,920. The notes matured from February through December of 2021 and bore interest at a rate of 8%. The notes were convertible into shares of the Company’s common stock at conversion prices ranging from 60% to 71% of the average of the two lowest traded prices of the Company’s common stock during the previous 15 trading days preceding the conversion date, the lowest trade price during the previous 20 trading days, or the volume weighted average price over the prior 15 trading days. The Company amortized the on-issuance discounts of $828,710 to interest expense using the straight-line method over the original terms of the loans. During 2020, the Company amortized $979,959 to interest expense. As of December 31, 2020, a discount of $409,650 remained.

During 2020, we issued an aggregate of 1,363,463 shares upon the conversion of $1,366,705 of outstanding principal, interest and fees on existing, outstanding notes.

NOTE 5 – DERIVATIVE LIABILITIES

Derivative Liabilities

In connection with convertible notes payable, the Company records derivative liabilities for the conversion feature. The derivative liabilities are valued on the date the convertible note payable become convertible and revalued at each reporting period. During 2021, the Company recorded initial derivative liabilities of $1,077,757 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $5.30 to $12.40 our stock price on the date of grant of $17.00 to $40.30, expected dividend yield of 0%, expected volatility of 75.03% to 98.14%, risk free interest rate of 0.10% and expected terms of 1.0 year. Upon initial valuation, the derivative liabilities exceeded the face values certain of the convertible notes payable by approximately $697,602, which was recorded as a day one loss in derivative liability.

In March 2021, the derivatives were re-valued at $2,275,578, producing a gain of $28,476,039 related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following average assumptions: an exercise price of $0.0008 to 3.0900, our stock price on the date of valuation ($0.0332), expected dividend yield of 0%, expected volatility of 93.05% to 102.96%, risk-free interest rate of 0.07% to 0.35%, and expected terms ranging from 0.5 to 3.3 years.

In August 2021, we completed the sale of 15% Original Issue Discount Senior Notes (“Bridge Notes”) in the aggregate principal amount of $4,456,176 to a group of institutional investors (the “Purchasers”). A portion of the proceeds were used to repay the principal, accrued interest, pre-payment fees and other premiums of all the outstanding convertible notes as well as all previously outstanding warrants with re-pricing and anti-dilutive features. The result was $0 in derivative liabilities as of December 31, 2021.

During the year ended December 31, 2020, the Company recorded initial derivative liabilities of $2,572,723 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of 0.40 to $0.60 our stock price on the date of grant of $1.70 to $18.25, expected dividend yield of 0%, expected volatility of 103.79% to 131.89%, risk free interest rate of 0.16% to 1.62% and an expected term of 1.0 year. Upon initial valuation, the derivative liability exceeded the face value certain of the convertible note payables by approximately $1,864,233, which was recorded as a day one loss on derivative liability.

On December 31, 2020, the derivative liabilities were revalued at $38,741,832 resulting in a loss of $33,980,805 related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following average assumptions: an exercise price of $0.40 to $6.70, our stock price on the date of valuation $13.90, expected dividend yield of 0%, expected volatility of 98.14% to 100.94%, risk-free interest rate of 0.17%, and expected terms ranging from 0.50 to 3.57 years.

NOTE 6 – STOCK-BASED COMPENSATION

On September 6, 2021, the Company’s Board of Directors and holders of a majority of the voting power of the Company’s stockholders approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”), and reserved 600,000 shares of common stock for the issuance of awards thereunder. The 2021 Plan provides for the granting to our employees, officers, directors, consultants and advisors of performance awards payable in shares of common stock, stock options (non-statutory and incentive), restricted stock awards, stock appreciation rights (“SARs”), restricted share units (“RSUs”) and other stock-based awards. The purpose of the 2021 Plan is to secure for the Company and its stockholders the benefits arising from capital stock ownership by eligible participants who are expected to contribute to the Company’s future growth and success. As of December 31, 2021, no awards had been granted under the 2021 Plan.

The Company has also reserved 27 shares under its 2016 Stock Incentive Plan (the “Prior Plan”). In July and September 2016, the Company granted 10-year options to two parties under the Prior Plan for accepting appointment to the Company’s scientific advisory board. Each award consisted of options to purchase up to 7 shares at $87.50 per share. The options vest at a rate of 1.4 on each anniversary date of the respective grants. The options are accounted for as non-employee stock options and thus revalued for reporting purposes at the end of each quarter. The Company does not expect to make any future awards under the Prior Plan.

During 2021 and 2020, the fair market value of the options was insignificant to the financial statements.

Since the expected life of the options was greater than the Company’s historical stock information available, the Company determined the expected volatility based on price fluctuations of comparable public companies.

There were no options issued during the years ended December 31, 2021 and 2020.

Option activity for the years ended December 31, 2021 and 2020 consists of the following:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2019	7	$13,125	6.65
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2020	7	$13,125	5.64
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2021	7	$13,125	4.64
Vested, December 31, 2021	7	$13,125	4.64

See Note 2 for discussion related to the issuance of common stock in connection with licensing agreements. See Note 4 and 5 for discussion regarding warrants issued with convertible notes payable. See Note 7 for warrants issued in connection with the December 2021 public offering.

In July 2021, we granted a total of 30,000 warrants to three of our board members at that time, Dr. Ichim, Dr. Patel, and Donald Dickerson (Mr. Dickerson remains a board member) at an exercise price of $15.00. The value of the warrants was determined to be $383,612 based upon the Black-Scholes method, see variables used below. As of December 31, 2021, future estimated stock-based compensation expected to be recorded was estimated to be $0.

Inputs Used

Annual dividend yield	$-
Expected life (years)	3.0
Risk-free interest rate	1.13%
Expected volatility	93.09%
Common stock price	$15.00

From April through September 2020, we granted 23,262 three-year warrants to a vendor for services rendered at exercise prices ranging from $1.45 to $3.50. The value of the warrants was determined to be $35,670 based upon the Black-Scholes method, see variables used below. In December 2020, we granted a total of 60,000 warrants to three of our board members at that time, Dr. Ichim, Dr. Patel, and Donald Dickerson (Mr. Dickerson remains a board member) at an exercise price of $2.00. The value of the warrants was determined to be $102,081 based upon the Black-Scholes method, see variables used below. As of December 31, 2021, future estimated stock-based compensation expected to be recorded was estimated to be $0.

The fair value of each warrant award is estimated using the Black-Scholes valuation model. Assumptions used in calculating the fair value during the year ended December 31, 2020 were as follows:

Weighted Average Inputs Used

Annual dividend yield	$-
Expected life (years)	3.0
Risk-free interest rate	0.11% to 0.94%
Expected volatility	95.27% to 106.51%
Common stock price	$1.45 to 9.50

See Note 7 for warrant rollforward.

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

December 2021 Public Offering

On December 7, 2021, we sold an aggregate of 3,875,000 shares of our common stock, and accompanying warrants to purchase 3,875,000 shares of common stock at an exercise price of $4.13 per share, at a combined public offering price to the public of $4.13 per share of common stock and related Warrant, pursuant to an Underwriting Agreement we entered into with Roth Capital Partners, LLC. We received gross proceeds of $16,003,750, before deducting underwriting discounts and commissions of seven percent (7%) of the gross proceeds and offering expenses. As a result of the offering, the exercise price of our Warrants issued together with our Bridge Notes was reduced to the $4.13.

Series B Convertible Preferred Stock Equity Financing

On February 11, 2021, the Board of Directors authorized the issuance of up to 350 shares of preferred stock, $0.001 par value per share, designated as Series B Convertible Preferred Stock. Each share of Preferred Stock had a par value of $0.001 per share and a stated value of $1,200. On February 12, 2021, the Company issued 350 shares of the Series B Convertible Preferred Stock to BHP Capital, LLC (“BHP”) for which $326,600 in proceeds were received by the Company. In connection with the closing, the Company issued BHP an additional 3,000 shares of common stock as a service fee. The Company has accounted for the transaction with equity as the proceeds received was considered consideration for all securities issued. In August 2021, the preferred shares were redeemed at 120% of their stated value per the terms of their designations through the issuance of Bridge Notes as described in Note 4. On November 22, 2021, the Company filed a Certificate of Withdrawal of Designation of the Series B Convertible Preferred Stock with the State of Nevada.

Series C Convertible Preferred Stock Equity Financing

On March 30, 2021, the Board of Directors authorized the issuance of up to 150 shares of preferred stock, $0.001 par value per share, designated as Series C Convertible Preferred Stock. Each share of Preferred Stock had a par value of $0.001 per share and a stated value of $1,200. On March 30, 2021, the Company issued 150 shares of Series C Convertible Preferred Stock to Fourth Man, LLC (“FM”) for a purchase price of $150,000, or $1,000 per share, for which $141,049 in proceeds were received by the Company. In connection with the closing, the Company issued FM an additional 642,857 shares of common stock as a service fee. The Company has accounted for the transaction with equity as the proceeds received was considered consideration for all securities issued. In August 2021, the preferred shares were redeemed at 120% of their stated value per the terms of their designations through the issuance of Bridge Notes as described in Note 4. On November 22, 2021, the Company filed a Certificate of Withdrawal of Designation of the Series C Convertible Preferred Stock with the State of Nevada.

Warrants

During 2021, the Company granted ten-year warrants to three board members to purchase an aggregate of 30,000 shares of common stock at a price of $15.00 per share.

In connection with our August 2021 bridge financing, we issued five-year warrants to purchase 383,235 shares of common stock at an exercise price of $4.18 per share.

During April and May of 2021, the Company granted five-year warrants to various employees and scientific board members to purchase an aggregate of 28,020 shares of common stock at exercise prices varying from $14.00 to $15.00.

In connection with our December 2021 public offering, we issued five-year warrants to purchase 5,191,365 shares of common stock at an exercise price of $4.13 per share. In conjunction with the December 2021 public offering we also increased outstanding warrants associated with anti-dilution features of the August 2021 bridge financing to purchase 932,104 shares of common stock at an exercise price of $4.13.

For the year-ended 2021, there were 43,167 warrants converted into common shares through cashless conversions.

As of December 31, 2021, warrants to purchase 6,604,820 shares of common stock were outstanding.

Assumptions used in calculating the fair value of the warrants issued in 2021 were as follows:

Range of Inputs Used
Annual dividend yield	$-
Expected life (years)	2.7 to 10.0
Risk-free interest rate	0.23% to 1.26%
Expected volatility	92.93 to 98.81%
Common stock price	$1.68 to 17.00

During 2020, the Company granted ten-year warrants to three board members to purchase an aggregate of 60,000 shares of common stock at a price of $2.00 per share, and three-year warrants to a service provider to purchase an aggregate 23,262 shares of common stock at prices ranging from $1.45 to $3.50 per share. For the year ended December 31, 2020, outstanding warrants were increased from the initial issuance of 291 warrants to 69,063 to reflect the terms of the existing warrant agreements. For the year ended December 31, 2020 there were no warrants converted into common shares through cashless conversions.

During 2020, the Company entered into convertible loan agreements with third parties that included 242,841 5-year warrants to purchase a share of common stock at initial prices ranging from $0.59 to $3.09. On the date of issuance, the Company accounted for the conversion feature on the warrants as derivative liabilities, see Note 5. Derivative accounting applies as the number of warrants and the conversion price were variable and do not have a floor as to the number of common shares in which could be converted. For the year ended December 31, 2020, outstanding warrants were increased by 4,549,975 to reflect the terms of the warrant agreements. For the year ended December 31, 2020, 594,051 warrants were converted into 531,247 common shares through cashless conversions.

As of December 31, 2020, warrants to purchase 152,746 shares of common stock were outstanding.

Assumptions used in calculating the fair value of the warrants issued in 2020 were as follows:

Range of Inputs Used
Annual dividend yield	$-
Expected life (years)	3.0
Risk-free interest rate	0.11% to 0.29%
Expected volatility	99.24% to 106.51%
Common stock price	$1.45 to 2.50

Warrant activity for the years ended December 31, 2021 and 2020 consists of the following:

	Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2019	10,081	$45.00	3.08
Issued	83,262
Exercises	-
Anti-Dilution Modifications	59,395
Forfeiture/Cancellations	-		-
Outstanding, December 31, 2020	152,738	$2.85	2.47
Issued	5,632,621
Exercises	(43,167)
Anti-Dilution Modifications	932,104		-
Forfeiture/Cancellations	(69,475)		-
Outstanding, December 31, 2021	6,604,820	$4.27	4.85

See Note 5 for discussion regarding anti-dilution and modifications related to warrants accounted for as derivative liabilities.

See Note 2 for discussion related to the issuance of common stock in connection with licensing agreements.

See Note 3 for discussion related to the issuance of common stock to a related party for cash.

NOTE 8 – INCOME TAXES

The provision for income tax expense consists of the following at December 31, 2021 and 2020:

	2021	2020
Income tax provision attributable to:
Federal	$(325,596)	$(250,771)
State and local	(9,460)	(69,671)
Valuation allowance	416,056	320,442
Net provision for income tax	$-	$-

Deferred tax assets consist of the following at December 31, 2021 and 2020:

	2021	2020
Deferred tax asset attributable to:
Net operating loss carryover	$2,097,315	$1,593,282
Accrued management fees, related party	67,086	155,063
Valuation allowance	(2,164,401)	(1,748,345)
Net deferred tax asset	$-	$-

The primary difference between the statutory federal rate and the Company’s effective tax rate for the years ended December 31, 2021 and 2020 was due to the 100% valuation allowance. The following is a reconciliation of the statutory federal rate and the Company’s effective tax rate for the year ended December 31, 2021 and 2020:

	2021	2020

Tax at federal statutory rate	21.0%	21.0%
State, net of federal benefit	(0.2)%	0.2%
Change in temporary differences	(0.0)%	(0.0)%
Permanent differences	(23.8)	(20.2)%
Valuation allowance	2.2%	(0.9)%
Provision for taxes	-

As of December 31, 2021, the Company had federal and state gross net operating loss carryforwards of approximately $8.3 million. The federal and state net operating losses and tax credits expire in years beginning in 2036. Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. To date, the Company hasn’t experienced “ownership changes” under section 382 of the Code and comparable state tax laws. As of December 31, 2021, the Company estimates that none of the federal and state net operating losses will be limited under Section 382 of the Code.

As of December 31, 2021, and 2020, the Company maintained a full valuation allowance on its net deferred tax assets. The valuation allowance was determined in accordance with the provisions of ASC 740, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. The Company’s history of cumulative losses, along with expected future U.S. losses required that a full valuation allowance be recorded against all net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

The applicable federal and state rates used in calculating the deferred tax provision was 21.0% and 8.9%, respectively.

The Company files income tax returns in the U.S. and Arizona. All years presented remain subject to examination for U.S. federal and state purposes. The Company is not currently under examination in federal or state jurisdictions.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In April 2016, we entered into an agreement with Spencer Clarke, LLC to perform banking services. We believe that no banking services were provided under the agreement, and as a result we terminated the agreement in June 2016. Spencer Clarke, LLC subsequently commenced an arbitration proceeding against us asserting that it was entitled to fees under the agreement. Thereafter, in April 2019, Spencer Clarke, LLC was awarded $600,749 by the Commercial Arbitration Tribunal of the American Arbitration Association in the Matter of Arbitration, Case Number 01-18-0003-3441 and confirmed by the Ney York Superior court in May 2020. In 2021, we appealed the award in New York Supreme Court. Throughout the course of the proceedings, our litigation counsel indicated a probability of success on appeal. Therefore, we did not accrue any liability. On December 13, 2021 the appeal was denied.. As a result, we accrued a $707,116 liability for the arbitration award in December 2021, and paid the entire amount in January and March 2022. As a result, this matter is resolved, the award has been paid and there are no obligations from either party.

NOTE 10 – SUBSEQUENT EVENTS

On February 9, 2022, the Company entered into written Employments Agreements with Timothy Warbington, the Company’s Chief Executive Officer; and Donald Dickerson, the Company’s Chief Financial Officer (together, the “Executives”). The Employment Agreements are identical in all material respects other than with respect to base salary, which remains $330,000 per annum for Mr. Warbington, and $300,000 per annum for Mr. Dickerson.

Additional terms of the Employment Agreements include the following:

•	Each Employment Agreement is for a three-year term, subject to automatic renewal for successive three-year periods unless either party provides notice of non-renewal prior to the then end of the term.

•	Each Executive is entitled to an annual cash bonus targeted at 30% of his base salary.

•

Each Executive is entitled to an annual grant of an option to purchase a number of shares of common stock of the Company with a value as of the date of grant of 30% of the Executive’s base salary, vesting over a three-year period. The initial stock option grant under each Employment Agreement was made on February 9, 2022.

•

In the event of the termination of the Executive’s employment by the Company other than for Cause, or by the Executive for Good Reason (as such terms are defined in the Employment Agreement), the Executive will be entitled to continued payment of base salary and annual bonuses for two years.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021.

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

Management’s Annual Report on Internal Control over Financial Reporting

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

Management assessed our internal control over financial reporting as of December 31, 2021, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 2013 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective, as of December 31, 2021, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

36

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance.

Information with respect to this item will be set forth in the Proxy Statement for the 2022 Annual Meeting of Stockholders (“Proxy Statement”) under the headings “Directors,” “Executive Officers,” “Delinquent Section 16 Reports” and “Corporate Governance” or an amendment to this Annual Report on Form 10-K (“Form 10-K/A”), and is incorporated herein by reference. The Proxy Statement or Form 10-K/A, as the case may be, will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Information with respect to this item will be set forth in the Proxy Statement under the headings “Executive Compensation” and “Director Compensation,” or the Form 10-K/A, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to this item will be set forth in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Securities Authorized for Issuance Under Equity Compensation Plans” or the Form 10-K/A, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information with respect to this item will be set forth in the Proxy Statement under the headings “Related Party Transactions” and “ Director Independence” and is incorporated herein by reference or the Form 10-K/A.

Item 14. Principal Accountant Fees and Services.

Information with respect to this item will be set forth in the Proxy Statement under the headings “Audit and Non-Audit Related Fees” and “Pre-Approval Policy” and is incorporated herein by reference or the Form 10-K/A.

37

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are included with this report:

Exhibits
3.1.1

Articles of Incorporation of Creative Medical Technology Holdings, Inc., a Nevada corporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2021).

3.1.2

Certificate of Designation of the Series A Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2018).

3.1.3

Certificate of Amendment to Certificate of Designation of the Series A Preferred Stock Pursuant to NRS 78.1955, filed with the Secretary of State of the State of Nevada on March 11, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2021).

3.1.4

Certificate of Designation of the Series B Preferred Stock of the Company, filed March 30, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2021).

3.1.5

Certificate of Designation of the Series C Preferred Stock of the Company, filed March 30, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2021).

3.1.6

Certificate of Amendment to Articles of Incorporation Pursuant to NRS 78.385 and 78.390, as filed with the Secretary of State of the State of Nevada on November 2, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2021).

3.1.7

Certificate of Withdrawal of Certificate of Designation of Series B Convertible Preferred Stock, as filed with the Secretary of State of the State of Nevada on November 2, 2021 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2021).

3.1.8

Certificate of Withdrawal of Certificate of Designation of Series C Convertible Preferred Stock, as filed with the Secretary of State of the State of Nevada on November 2, 2021 (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2021).

3.1.9

Certificate of Change Pursuant to NRS 78.209, as filed with the Secretary of State of the State of Nevada on November 8, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2021).

3.2

Bylaws of Creative Medical Technology Holdings, Inc., a Nevada corporation (incorporated by reference to Exhibit 3.2 to the Company’s Form 10 filed with the Securities and Exchange Commission on November 18, 2008).

4.1

Form of Public Warrant issued in December 7, 2021 public offering (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 23, 2021).

4.2

Underwriter’s Warrant issued to Roth Capital Partners, LLC dated December 7, 2021 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2021).

4.3

Form of 15% Original Issue Discount Senior Note Due February 11, 2022 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2021).

4.4

Form of Common Stock Purchase Warrant issued under Securities Purchase Agreement dated as of August 9, 2021 between Creative Medical Technology Holdings, Inc. and the purchasers named therein (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2021).

4.5	Description of Registrant’s Securities*

38

10.1

Management Reimbursement Agreement dated November 17, 2017, between Creative Medical Technology Holdings, Inc. and Creative Medical Technologies, Inc. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2021).

10.2

Patent Purchase Agreement dated May 17, 2017, between Creative Medical Technology Holdings, Inc. and Creative Medical Health, Inc. (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2021).

10.3

Amendment and Waiver to Patent Purchase Agreement dated November 14, 2017, between Creative Medical Technology Holdings, Inc. and Creative Medical Health, Inc. (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2021).

10.4

Agreement dated December 28, 2020, between Jadi Cell LLC and ImmCelz, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 28, 2021).

10.5

Warrant Agency Agreement between Creative Medical Technology Holdings, Inc. and vStock Transfer LLC dated December 7, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2021).

10.6†	2021 Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Information Statement on Schedule 14C filed with the Securities and Exchange Commission on September 24, 2021).
10.7†

Employment Agreement between Creative Medical Technology Holdings, Inc. and Timothy Warbington, dated as of February 9, 2022. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2022).

10.8†

Employment Agreement between Creative Medical Technology Holdings, Inc. Company and Donald Dickerson, dated as of February 9, 2022. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2022).

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2021).
31.1	Rule 13a-14(a)/15d-14a(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14a(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certification of Principal Executive Officer *
32.1	Section 1350 Certification of Principal Financial Officer *

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________

† Management contract or compensatory plan or arrangement.

39

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

Date: March 30, 2022	By:	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2022	By:	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Timothy Warbington	Director & Chairman	March 30, 2022
Timothy Warbington

/s/ Donald Dickerson	Director	March 30, 2022
Donald Dickerson

/s/ Michael H. Finger	Director	March 30, 2022
Michael H. Finger

/s/ Susan Snow	Director	March 30, 2022
Susan Snow

/s/ Bruce S. Urdang	Director	March 30, 2022
Bruce S. Urdang

40