Form 10-K/A
period 2021-12-31
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2022-04-29
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None

 PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information concerning our directors and executive officers:

Name	Position	Age
Timothy Warbington	President, Chief Executive Officer and Director	60
Donald Dickerson	Chief Financial Officer & Senior Vice-President and Director	57
Michael H. Finger (1)(2)(3)	Director	75
Susan Snow (1)(2)(3)	Director	64
Bruce S. Urdang (1)(2)(3)	Director	63

(1)	Member of the audit committee.
(2)	Member of the corporate governance and nominating committee.
(3)	Member of the compensation committee.

Timothy Warbington. Mr. Warbington has served as our director and as Chief Executive Officer since February 2016 and has served as a director, Chief Executive Officer and President of CMH since October 2011. He has over 25 years of executive level management experience. Mr. Warbington received a Bachelor’s Degree in Accounting from Arizona State University in 1984. From 1993 through 2007 he owned and operated a multi-million dollar national agricultural (produce) and finance company with annual revenues of $5,000,000 to $12,000,000. Prior to that, he served as Chief Operating Officer of the U.S. subsidiary of a British firm engaged in the international food trade. For eight years, Mr. Warbington has invested in the biotechnology industry and has provided strategic and tactical advice as a consultant to a publicly traded bio-tech firm. In connection with this experience, he has built a network of scientists, physicians and executives to participate as executive officers and directors of CMH.

Mr. Warbington’s experience as an executive, and in particular with respect to biotechnology companies, qualify him to serve as one of our directors.

Donald Dickerson. Mr. Dickerson has served as our director and as Chief Financial Officer and Senior Vice-President since February 2016, and has served as a director and as Vice President and Chief Operating Officer of CMH since June 2014. He received his Masters of Business Administration in Finance from the University of Southern California in May 1992. Mr. Dickerson has worked in a number of management and accounting positions and has experience with companies in the technology, manufacturing and health sciences area. From October 2003 until February 2009 he was employed as a vice-president for JP Morgan Chase in finance; from March 2009 until May 2014 he served as a director for GMT Ventures in finance and operations; and from June 2011 until May 2014 he also served as CFO for Medistem, Inc.

Michael H. Finger has agreed to serve as a director upon the closing of this offering. Mr. Finger is the manager and principal member of Alternative Sales Source, LLC, a real estate consulting firm that he founded in 2017. Prior to founding Alternative Sales Source, LLC, Mr. Finger was active as the founder and principal shareholder of the related companies, Hyland Bay Systems, of which he was Chief Financial Officer, and Hyland Bay Realty, both of which he sold in 2016. Mr. Finger also founded Cardinal Financial Services, Inc., a national commercial real estate mortgage brokerage firm that he operated for over 20 years until its sale in 2007. Mr. Finger received his MBA in finance from Colombia University and holds a B.A. in biology from Boston University.

Mr. Finger’s business and financial experience and expertise qualify him to serve as one of our directors.

Susan Snow has agreed to serve as a director upon the closing of this offering. Since January 2018, Ms. Snow has served as Senior VP, Operations at Redhorse, a consulting firm specializing in contacts and relationships with U.S. governmental agencies. Previously, from May 2009 until January 2018, she was a principal at Transitional Finance Partners. She began her professional career and earned her CPA at KPMG, where she spent 4 years before leaving for a Chief Financial Officer role in private industry.

Ms. Snow’s financial and corporate experience and expertise qualify her to serve as one of our directors.

Bruce S. Urdang, Esq. has agreed to serve as a director upon the closing of this offering. Mr. Urdang is an attorney in private practice, having represented clients in real estate and business transactions, and commercial litigation, at the Law Offices of Bruce S. Urdang, J.D. since 1989. Mr. Urdang has also been a professor at Northern Arizona University’s School of Hotel and Restaurant Management since 1989. Mr. Urdang received his J.D. from St. John’s School of Law and holds a B.A. in political science from the State University of New York, Oneonta.

Mr. Urdang’s legal and business experience and expertise qualify him to serve as one of our directors.

Each executive officer serves at the discretion of our Board of Directors and holds office until his or her successor is duly elected and qualified or until his or her earlier resignation or removal. Except as set forth above, there are no family relationships among any of our directors or executive officers.

Audit Committee

We have an audit committee comprised of Susan Snow, Bruce Urdang and Michael Finger. Susan Snow serves as the chairperson of our audit committee. Our Board has determined that each member of our audit committee meets the requirements for independence and financial literacy under the applicable rules and regulations of the SEC and the listing standards of Nasdaq. Our Board has also determined that Susan Snow is an “audit committee financial expert” as defined in the rules of the SEC and has the requisite financial sophistication as defined under the listing standards of Nasdaq. The responsibilities of our audit committee include, among other things:

•	selecting and hiring the independent registered public accounting firm to audit our financial statements;
•	overseeing the performance of the independent registered public accounting firm and taking those actions as it deems necessary to satisfy itself that the accountants are independent of management;
•

reviewing financial statements and discussing with management and the independent registered public accounting firm our annual audited and quarterly financial statements, the results of the independent audit and the quarterly reviews, and the reports and certifications regarding internal control over financial reporting and disclosure controls;

•	preparing the audit committee report that the SEC requires to be included in our annual proxy statement;
•	reviewing the adequacy and effectiveness of our internal controls and disclosure controls and procedures;
•	overseeing our policies on risk assessment and risk management;
•	reviewing related party transactions; and
•	approving or, as required, pre-approving, all audit and all permissible non-audit services and fees to be performed by the independent registered public accounting firm.

Our audit committee operates under a written charter which satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq, and is available on our website at www.creativemedicaltechnology.com.

Code of Ethics

The Board adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and agents and representatives, including consultants. A copy of the code of ethics and conduct is be available on our website at www.creativemedicaltechnology.com. We intend to disclose future amendments to such code, or any waivers of its requirements, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions or our directors on our website identified above.

Delinquent Section 16(a) Reports

The were no persons who, at any time during the fiscal year ended December 31, 2021, was a director, executive officer, or beneficial owner of more than 10% of our common stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, except for one late filing of a Form 3 by Susan Snow due to a delay in obtaining Edgar filing codes from the SEC.

Item 11. Executive Compensation

The following table contains information concerning the compensation paid during our fiscal years ended December 31, 2021 and 2020 to Timothy Warbington, our Chief Executive Officer, and Donald Dickerson, our Chief Financial Officer, who served as our only executive officers during 2021 and 2020 (collectively, our “Named Executive Officers”). Prior to September 16, 2021 when we entered into direct employment relationships with them, our Named Executive Officers were employed by Creative Medical Health, Inc. (“CMH”), an affiliate of ours, and received their salary from CMH for services performed for us. In turn, we reimbursed CMH for these services at the rate of $35,000 per month.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)

Timothy Warbington	2021	98,680	-0-	-0-	98,680
Chief Executive Officer	2020	-0-	-0-	-0-	-0-

Donald Dickerson	2021	87,500	127,871	-0-	215,371
Chief Financial Officer	2020	-0-	34,027	-0-	34,027

(1)

Reflects the award of fully vested warrants to Mr. Dickerson to purchase (i) 10,000 shares of common stock at an exercise price of $15.00, awarded in 2021, and (i) 20,000 shares of common stock at an exercise price of $2.00, awarded in 2020. The dollar figures represent the value of the awards at grant date as calculated under FASB ASC Topic 718. Mr. Dickerson will not realize the estimated value of these awards in cash until these awards are exercised and sold. See Note 7 to our audited financial statements for the year ended December 31, 2021 for the assumptions we made in the valuation of these warrants.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2021, our Named Executive Officers had outstanding unexercised options as set forth below. Our named Executive Officers did not have any unvested stock awards outstanding at December 31, 2021.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date ($) (2)

Timothy Warbington	-0-	-0-	N/A	N/A

Donald Dickerson (1)	10,000	-0-	15.00	July 15, 2031
	20,000	-0-	2.00	December 28, 2030

(1)	These are warrants that were fully vested upon issuance.

Employment Agreements

On February 9, 2022, we entered into written Employments Agreements with our Named Executive Officer, Timothy Warbington and Donald Dickerson, the Company’s Chief Financial Officer. The Employment Agreements are identical in all material respects other than with respect to base salary, which is $330,000 per annum for Mr. Warbington, and $300,000 per annum for Mr. Dickerson.

Additional terms of the Employment Agreements include the following:

•	Each Employment Agreement is for a three year term, subject to automatic renewal for successive three-year periods unless either party provides notice of non-renewal prior to the then end of the term.

•	Each executive is entitled to an annual cash bonus targeted at 30% of his base salary.

•	Each executive is entitled to an annual grant of an option to purchase a number of shares of our common stock with a value as of the date of grant of 30% of the executive’s base salary, vesting over a three year period. The initial stock option grant under each Employment Agreement was made on February 9, 2022.

•	In the event of the termination of the executive’s employment by the Company other than for Cause, or by the Executive for Good Reason (as such terms are defined in the Employment Agreements), the executive will be entitled to continued payment of base salary and annual bonuses for two years.

Compensation of Directors

The following table shows certain information with respect to the compensation of all of our non-employee directors during our year ended December 31, 2021. Prior to September, 2021, our non-employee directors were compensated CMH for their service to us, and turn, we reimbursed CMH for these services at the rate of $10,000 per month.

Name	Fees Earned or aid in Cash ($)	Option Awards (2) ($)	All other compensation ($)	Total ($)
Thomas Ichim (1)	47,500	127,871	-0-	175,371
Amit Patel (1)	47,500	127,871	-0-	175,371
Michael Finger	22,000	-0-	-0-	22,000
Susan Snow	33,000	-0-	-0-	33,000
Bruce Urdang	27,500	-0-	-0-	27,500

(1)	Resigned as a director on December 2, 2021 in connection with our public offering and the listing of our common stock on The Nasdaq Stock Market.

(2)

Reflects the award to each of Amit Patel and Thomas Ichim of a fully vested warrant to purchase 10,000 shares of common stock at an exercise price of $15.00. The dollar figures represent the value of the awards at grant date as calculated under FASB ASC Topic 718. The estimated value of these awards will not be realized in cash until these awards are exercised and sold. See Note 7 to our audited financial statements for the year ended December 31, 2021 for the assumptions we made in the valuation of these warrants.

In connection with our December 2021 public offering and listing of our common stock on the Nasdaq Stock Market, we adopted a compensation program for non-employee directors under which each such director is paid an annual retainer of $80,000, plus $20,000 for each committee they chair. We may pay such amounts in a combination of cash and stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 15, 2022, as adjusted to reflect the sale of common stock offered by us in this offering, for:

•	each person, or group of affiliated persons, who we know to beneficially own more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors and director nominees; and

•	all of our executive officers and directors as a group.

The percentage of beneficial ownership information shown in the table is based on 6,514,723 shares of common stock currently outstanding.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of warrants that are either immediately exercisable or exercisable within 60 days of April 15, 2022. These shares are deemed to be outstanding and beneficially owned by the person holding those warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Names and Address of Individual or Identity of Group (1)	Number of Shares Beneficially Owned		Beneficial Ownership (%)
Officers and Directors
Timothy Warbington	241,680	(2)	3.7%
Donald Dickerson	43,326	(3)	*
Michael H. Finger	-0-		*
Susan Snow	-0-		*
Bruce S. Urdang	-0-		*
All Directors and Executive Officers as a Group (5 Persons)	285,973	(4)	4.4%

5% Holders
N/A

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each officer and director of the Company is c/o Creative Medical Technology Holdings, Inc., 211 E. Osborn Road, Phoenix, AZ 85012.
(2)

Includes 226,948 shares beneficially owned by Creative Medical Health, Inc., of which Mr. Warbington serves as President and Chief Executive Officer, and currently exercisable options to purchase 14,645 shares of Common Stock.

(3)	Includes currently exercisable warrants to purchase 30,000 shares of Common Stock and currently exercisable options to purchase 13,309 shares of Common Stock.
(4)	Includes 30,000 shares that may be issued under currently exercisable warrants, and 27,954 shares that may be issued under currently exercisable options.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since January 1, 2020 to which we have been a party in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets as of December 31, 2021 and 2020, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Management Reimbursement Agreement

On November 17, 2017, we entered into a Management Reimbursement Agreement with CMH, a related party whose directors and executive officers include our executive officers and former directors. Pursuant to this agreement, during 2019 and 2020, and until September 16, 2021, we reimbursed CMH an aggregate of $45,000 per month for the services of management and consultants employed by CMH (including our Chief Executive Officer and Chief Financial Officer, and our former directors Dr. Patel and Dr. Ichim). The agreement provided that at the option of CMH, the reimbursable amounts may be paid from time to time in shares of common stock of the Company at a price equal to a 30% discount to the lowest closing price during the 20 trading days prior to time the notice is given. The Agreement may be terminated by either party upon 30 days’ prior written notice. This agreement was terminated effective September 15, 2021. At December 31, 2020, we owed CMH $18,782 under this agreement, and at December 31, 2021, no amounts were owed CMH under this agreement.

Debt Settlement Agreement

On January 12, 2018, we entered into a Debt Settlement Agreement with Timothy Warbington, our Chief Executive Officer, under which we issued 3,000,000 shares of super-voting Series A Preferred Stock to Mr. Warbington in exchange for the cancellation of $150,000 of debt owed by us to CMH, which CMH in turn was obligated to pay Mr. Warbington. The Series A Preferred Stock previously provided Mr. Warbington with substantial control over all matters subject to a vote of our shareholders. Mr. Warbington surrendered the Series A Preferred Stock to us in December 2021 immediately prior to the closing of our public offering in exchange for $150,000 plus 8% interest on such amount from January 2018 until the date of surrender.

Jadi Cell License Agreement

On December 28, 2020, we entered into a patent license agreement with Jadi Cell, LLC, a company owned and controlled by Dr. Amit Patel, a former director of ours. The agreement provides us with an exclusive license to U.S. Patent No. 9,803,176 “Methods and compositions for the clinical derivation of an allogenic cell and therapeutic uses” and the proprietary process of expanding the master cell bank of Jadi Cell LLC, in the field of enhancing autologous cells. The agreement includes the following terms:

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

We paid CMH the $100,000 obligation of the initial payment due under this agreement, by a $50,000 cash payment and the issuance of 6,667 shares of common stock on December 12, 2019. On December 31, 2019, following our announcement with respect to the clinical commercialization of the StemSpine technology, we paid CMH $50,000 of the $300,000 obligation due under this agreement through the issuance of 133 shares of common stock. On September 30, 2020 we paid CMH an additional $40,000 of the $300,000 obligation due under this agreement through the issuance of 84,656 shares of common stock, and in January 2021 we paid CMH an additional $50,000 of the $300,000 obligation due under this agreement through the issuance of 89,286 shares of common stock. The remaining portion of the $300,000 obligation has been paid in cash.

Related-Person Transactions Policy And Procedures

We have a written Related-Person Transactions Policy that sets forth the Company’s policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company and any “related person” are participants involving an amount that exceeds $25,000. Transactions involving compensation for services provided to the Company as an employee, director, consultant or similar capacity by a related person are not covered by this policy. A related person is any executive officer, director, or more than 5% stockholder of the Company, including any of their immediate family members, and any entity owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to the Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of the Board) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to the Company of the transaction and whether any alternative transactions were available. To identify related-person transactions in advance, the Company relies on information supplied by its executive officers and directors. In considering related-person transactions, the Committee takes into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to the Company, (b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products, and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself form the deliberations and approval. The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, the Committee look at, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of the Company and its stockholders, as the Committee determines in the good faith exercise of its discretion.

Director Independence

Our Board of Directors currently consists of five directors, three of whom are “independent” as defined under the rules of the Nasdaq Capital Market because they are not employees or executive officers of ours, and have not been paid more than $120,000 of compensation by us in any consecutive 12-month period during the past three years. Timothy Warbington, our Chief Executive Officer, and Donald Dickerson, our Chief Financial Officer, are not independent directors due to their employment by us as executive officers.

Item 14. Principal Accountant Fees and Services

The following table sets forth all fees accrued or paid to Haynie & Company, Salt Lake City, Utah, PCAOB ID 457, for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Audit Fees (1)	$84,750	$63,250
Audit-Related Fees (2)	$27,500	-
Tax Fees	-	-
All Other Fees	-	-
Total	$112,250	$63,250

(1)

Audit Fees consist of professional services rendered in connection with the audit of our annual consolidated financial statements, including audited financial statements presented in our Annual Report on Form 10-K and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)	Audit-Related Fees consist of professional services rendered in connection with our 2021 public offering transaction, and the related Registration Statement on Form S-1.

Pre-approval Policy. Under our audit committee’s policy governing our use of the services of our independent registered public accountants, the audit committee is required to pre-approve all audit and permitted non-audit services performed by our independent registered public accountants in order to ensure that the provision of such services does not impair the public accountants’ independence. However, out audit committee was not formed until just prior to our public offering in December 2021, and as a result, did not approve any of the fees identified above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

Date: April 29, 2022	By:	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2022	By:	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Timothy Warbington	Director & Chairman	April 29, 2022
Timothy Warbington

/s/ Donald Dickerson	Director	April 29, 2022
Donald Dickerson

/s/ Michael H. Finger	Director	April 29, 2022
Michael H. Finger

/s/ Susan Snow	Director	April 29, 2022
Susan Snow

/s/ Bruce S. Urdang	Director	April 29, 2022
Bruce S. Urdang

