Form 10-Q
period 2022-03-31
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2022-05-13
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

(480) 399-2822

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on May 9, 2022, was 9,506,392.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$9,146,977	$10,723,870
Accounts receivable	-	2,485
Inventory	14,150	10,866
Prepaids and other current assets	64,960	-
Total Current Assets	9,226,087	10,737,221

OTHER ASSETS
Other assets	3,281	3,281
Licenses, net of amortization	504,658	527,679
TOTAL ASSETS	$9,734,026	$11,268,181

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$335,681	$761,862
Accrued expenses	29,920	24,385
Management fee and patent liabilities - related parties	-	250,000
Advances from related party	14,194	14,194
Total Current Liabilities	379,795	1,050,441

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 50,000,000 and 50,000,000 shares authorized; 6,520,690 and 6,338,872 issued and 6,520,682 and 6,338,864 outstanding at March 31, 2022 and December 31, 2021, respectively	6,521	6,339
Additional paid-in capital	54,170,393	53,879,215
Accumulated deficit	(44,822,683)	(43,667,814)
TOTAL STOCKHOLDERS' EQUITY	9,354,231	10,217,740

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,734,026	$11,268,181

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021

Revenues	$15,000	$-

Cost of revenues	6,791	-

Gross profit	8,209	-

OPERATING EXPENSES
Research and development	10,000	-
Selling, general and administrative	1,130,057	280,923
Amortization of patent costs	23,021	23,021
TOTAL EXPENSES	1,163,078	303,944

Operating loss	(1,154,869)	(303,944)

OTHER INCOME/(EXPENSE)
Interest expense	-	(336,076)
Change in fair value of derivatives liabilities	-	28,476,039
Total other income (expense)	-	28,139,963

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,154,869)	27,836,019

Provision for income taxes	-	-

NET INCOME (LOSS)	$(1,154,869)	$27,836,019

BASIC NET INCOME (LOSS) PER SHARE	$(0.18)	$12.22

DILUTED NET INCOME (LOSS) PER SHARE	$(0.18)	$11.18

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	6,454,015	2,277,121

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	6,454,015	2,489,059

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,154,869)	$27,836,019
Adjustments to reconcile net income (loss) to net cash from operating activities:
Stock-based compensation	41,360	-
Amortization	23,021	23,021
Amortization of debt discounts	-	231,232
Change in fair value of derivatives liabilities	-	(28,476,039)
Increase in principal and accrued interest balances due to penalty provision	-	93,821
Changes in assets and liabilities:
Accounts receivable	2,485	-
Inventory	(3,284)	-
Prepaids and other current assets	(64,960)	-
Accounts payable	(426,181)	5,102
Accrued expenses	5,535	9,026
Management fee payable	-	(163,700)
Net cash used in operating activities	(1,576,893)	(441,518)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	134,640
Proceeds from sale of preferred stock	-	462,000
Related party advances	-	22,000
Net cash provided by financing activities	-	618,640

NET INCREASE (DECREASE) IN CASH	(1,576,893)	177,122
BEGINNING CASH BALANCE	10,723,870	98,012
ENDING CASH BALANCE	$9,146,977	$275,134

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$9,186	$-
Cash payments for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of notes payable, accrued interest and derivative liabilities into common stock	$-	$9,012,418
Conversion of management fees and patent liability into common stock	$250,000	$50,000
Discounts on convertible notes payable due to derivative liabilities	$-	$134,640

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
December 31, 2021	-	$-	-	$-	-	$-	6,338,864	$6,339	$53,879,215	$(43,667,814)	$10,217,740

Common stock issued for related party patent liabilities	-	-	-	-	-	-	181,818	182	249,818	-	250,000
Stock-based compensation	-	-	-	-	-	-	-	-	41,360	-	41,360

Net loss	-	-	-	-	-	-	-	-	-	(1,154,869)	(1,154,869)

March 31, 2022	-	$-	-	$-	-	$-	6,520,682	$6,521	$54,170,393	$(44,822,683)	$9,354,231

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
December 31, 2020	3,000,000	$3,000	-	$-	-	$-	1,537,073	$1,537	$22,082,689	$(61,890,236)	$(39,803,010)

Proceeds from sales of preferred stock	-	-	350	321,000	150	141,000	4,286	4	(4)	-	462,000

Common stock issued for related party management liabilities	-	-	-	-	-	-	89,286	89	49,911	-	50,000

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	-	-	-	-	629,404	629	886,934	-	887,563

Relief of derivative liabilities	-	-	-	-	-	-	-	-	8,124,855	-	8,124,855

Dividends on preferred stock	-	-	-	5,600	-	49	-	-	(5,649)	-	-

Cashless exercise of warrants	-	-	-	-	-	-	20,111	20	(20)	-	-

Net income	-	-	-	-	-	-	-	-	-	27,836,019	27,836,019

March 31, 2021	3,000,000	$3,000	350	$326,600	150	$141,049	2,280,160	$2,279	$31,138,716	$(34,054,217)	$(2,442,573)

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Use of Estimates – The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of Presentation - The consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. The operations for the three-month period ended March 31, 2022, are not necessarily indicative of the operating results for the full year.

Risks and Uncertainties - The Company has a limited operating history and has only recently started to generate revenues from its planned principal operations.

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the COVID-19 include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The COVID-19 and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effect will be to the company, to-date, the Company is experiencing a reduction in revenues due to the prioritization of medical resources to address the COVID-19 outbreak. In several of our markets, all non-essential (including elective) procedures have been placed on hold. While this has a negative financial impact to our revenues, there have been the same reductions to our costs. Additionally, since the Company maintains minimal inventory and requires nearly all of customers to pre-pay, there is no risk to receivables or inventory write-downs. The Company expects existing orders temporarily on hold and continued sales, training and patient treatments will resume once the physician’s offices are back to being fully operational.

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

Payments received for which the earnings process is not yet complete are deferred. As of March 31, 2022, the Company had no deferred revenue.

Concentration Risks - The Federal Deposit Insurance Corporation insures cash deposits in most general bank accounts for up to $250,000 per institution. The Company maintains its cash balances at two financial institutions. As of March 31, 2022, the Company’s balance exceeded the limit at both institutions.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of March 31, 2022, the Company has no derivative liabilities.

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

During the three-months ended March 31, 2022, the Company had 111,824 options and 6,604,820 warrants to purchase shares of common stock which have been excluded from the dilutive net loss per share calculation as their effects are anti-dilutive.

Recent Accounting Pronouncements – The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 2 – LICENSING AGREEMENTS

ED Patent – The Company acquired a patent from CMH, a related company on February 2, 2016, in exchange for 431,111 shares of CMTH restricted common stock valued at $100,000. The patent expires in 2025 and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $2,493 was recorded for the three-months ended March 31, 2022 and 2021. As of March 31, 2022, the carrying value of the patent was $38,494. The Company expects to amortize $9,972 annually through 2026 related to the patent costs.

Multipotent Amniotic Fetal Stem Cells License Agreement - On August 25, 2016, CMT entered into a License Agreement dated August 25, 2016, with a University. This license agreement grants to CMT the exclusive right to all products derived from a patent for use of multipotent amniotic fetal stem cells composition of matter throughout the world during the period ending on the expiration date of the longest-lived patent rights under the patent. The license agreement also permits CMT to grant sublicenses. Under the terms of the license agreement, CMT is required to diligently develop, manufacture, and sell any products licensed under the agreement. CMT paid the University an initial license fee within 30 days of entering into the agreement. CMT is also required to pay annual license maintenance fees on each anniversary date of the agreement, which maintenance fees would be credited toward any earned royalties for any given period. The License Agreement provides for payment of various milestone payments and earned royalties on the net sales of licensed products by CMT or any sub licensee. CMT is also required to reimburse the University for any future costs associated with maintaining the patent. CMT may terminate the license agreement for any reason upon 90 days’ written notice and the University may terminate the agreement in the event CMT fails to meet its obligations set forth therein, unless the breach is cured within 30 days of the notice from the University specifying the breach. CMT is also obligated to indemnify the University against claims arising due to the exercise of the license by CMT or any sub licensee. As of March 31, 2022, no amounts are currently due to the University.

The Company estimates that the patent expires in February 2026 and has elected to amortize the patent through the period of expiration on a straight-line basis. Amortization expense of $293 was recorded for the three-months ended March 31, 2022 and 2021. As of March 31, 2022, the carrying value of the patent was $4,084. The Company expects to amortize approximately $1,172 annually through 2026 related to the patent costs.

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

The Company paid CMH the $100,000 obligation of the initial payment due under this agreement, by a $50,000 cash payment and the issuance of 6,667 shares of common stock on December 12, 2019. On January 8, 2021, following the Company’s announcement with respect to the clinical commercialization of the StemSpine technology, the Company paid CMH $50,000 of the $300,000 obligation due under this agreement through the issuance of 133 shares of common stock. On September 30, 2020, the Company paid CMH an additional $40,000 of the $300,000 obligation due under this agreement through the issuance of 84,656 shares of common stock, and in January 2021 the Company paid CMH an additional $50,000 of the $300,000 obligation due under this agreement through the issuance of 89,286 shares of common stock. The remaining portion of the $300,000 obligation was paid in cash in 2021.

The patent expires on May 19, 2027 and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $2,500 was recorded for the three-month periods ended March 31, 2022 and 2021. As of March 31, 2022, the carrying value of the initial patent license was $52,500. The Company expects to amortize approximately $10,000 annually through 2027 related to the patent costs.

The Company has elected to amortize the increased obligation from the election to commercialize the Stemspine technology over a ten-year period on a straight-line basis. Amortization expense of $11,485 was recorded for the three-month periods ended March 31, 2022 and 2021. As of March 31, 2022, the carrying value of the patent was $190,829. The Company expects to amortize approximately $46,000 annually through 2027 related to the patent costs.

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

The Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $6,250 were recorded for the three-month periods ended March 31, 2022 and 2021. As of March 31, 2022, the carrying value of the patent was $218,750. The Company expects to amortize approximately $25,000 annually through 2030 related to the patent costs.

The following is a rollforward of the Company’s licensing agreements for the three months ended March 31, 2022.

	Assets	Accumulated Amortization

Balances at December 31, 2021	$760,000	$(232,321)
Addition of new assets		-
Amortization	-	(23,021)
Balances at March 31, 2022	$760,000	$(255,342)

NOTE 3 – RELATED PARTY TRANSACTIONS

Management Reimbursement Agreement

On November 17, 2017, the Company entered into a Management Reimbursement Agreement with CMH, a related party whose directors and executive officers include the Company’s officers and directors. Pursuant to this agreement, during 2019 and 2020, and until September 16, 2021, the Company reimbursed CMH an aggregate of $45,000 per month for the services of management and consultants employed by CMH (including the Company’s Chief Executive Officer and Chief Financial Officer, and the Company’s former directors Dr. Patel and Dr. Ichim). The agreement provided that at the option of CMH, the reimbursable amounts may be paid from time to time in shares of common stock of the Company at a price equal to a 30% discount to the lowest closing price during the 20 trading days prior to time the notice is given. This agreement was terminated effective September 15, 2021. At March 31, 2022, no amounts were owed CMH under this agreement. At March 31, 2021, the Company owed CMH $5,082.

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

Jadi Cell License Agreement

On December 28, 2020, the Company entered into a patent license agreement with Jadi Cell, LLC, a company owned and controlled by Dr. Amit Patel, a former director of the Company. The agreement provides Company with an exclusive, worldwide license to U.S. Patent No. 9,803,176 “Methods and compositions for the clinical derivation of an allogenic cell and therapeutic uses” and the proprietary process of expanding the master cell bank of Jadi Cell LLC, in the field of enhancing autologous cells. The agreement is described in detail in Note 2 above. To date, the Company has not made any payments to Jadi Cell under this agreement, other than the $250,000 initial license fee, which was paid by the issuance of 181,818 shares of common stock to Jadi Cell in February 2022.

StemSpine Patent Purchase

The Company acquired U.S. Patent No. 9,598,673 covering the use of various stem cells for the treatment of lower back pain from its affiliate CMH pursuant to a Patent Purchase Agreement dated May 17, 2017, which was amended in November 2017. The inventors of the patent were Thomas Ichim, PhD and Amit Patel, MD, former directors of the Company, and Annette Marleau, PhD. The Patent Purchase Agreement is described in detail in Note 2 above. Pursuant to the Patent Purchase Agreement, the Company paid CMH the $100,000 obligation of the initial payment due under this agreement, by a $50,000 cash payment and the issuance of 6,667 shares of common stock on December 12, 2020. On January 8, 2021, following the Company’s announcement with respect to the clinical commercialization of the StemSpine technology, the Company paid CMH $50,000 of the $300,000 obligation due under this agreement through the issuance of 133 shares of common stock. On September 30, 2020, the Company paid CMH an additional $40,000 of the $300,000 obligation due under this agreement through the issuance of 84,656 shares of common stock, and in January 2021 the Company paid CMH an additional $50,000 of the $300,000 obligation due under this agreement through the issuance of 89,286 shares of common stock. The remaining portion of the $300,000 obligation has been paid in cash.

Insider Loans

On May 28, 2021, Timothy Warbington, who is our CEO and Chairman; and Dr. Amit Patel, who was formerly a director of ours, advanced the Company $50,000 and $150,000 respectively. The two notes were repaid during the quarter ended September 30, 2021, did not have any conversion features, and bore interest at the rate of 5% per annum.

NOTE 4 – DEBT

As-of March 31, 2022 the Company had no outstanding loans and there was no loan activity during the three-months ended March 31, 2022.

During the three-months ended March 31, 2021, we issued $157,150 in convertible notes to accredited investors with net proceeds of $134,640. The notes matured during February of 2022 and bore interest at rate of 8%. The notes were convertible into shares of the Company’s common stock at conversion prices ranging from 60% to 71% of the average of the two lowest traded prices or the lowest trade price of the Company’s common stock during the previous 15 trading days preceding the conversion date. The Company was amortizing the discount due to derivative liabilities and on-issuance discount totaling $157,150 to interest expense using the straight-line method over the original terms of the loans.

During the three-months ended March 31, 2021, the Company amortized $231,232 to interest expense. As of March 31, 2021, total discounts of $335,568 remained for which were planned to be expensed through February 2022.

During the three-months ended March 31, 2021, the Company issued an aggregate of 629,404 shares upon the conversion of 887,560 of outstanding principal, interest and fees on existing, outstanding notes and 20,111 shares upon the cashless exercise of 23,167 warrants.

During the three-months ended March 31, 2021, the Company did not extinguish any principal or interest.

NOTE 5 – DERIVATIVE LIABILITIES

Derivative Liabilities

As-of March 31, 2022, the Company had no outstanding derivative liabilities and there was no derivative activity during the three-months ended March 31, 2022.

 During the three-months ended March 31, 2021, the Company recorded initial derivative liabilities of $817,791 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $5.30 to $6.90 our stock price on the date of grant of $15.50 to $6.90, expected dividend yield of 0%, expected volatility of 98.14%, risk free interest rate of 0.10% and expected terms of 1.0 year. Upon initial valuation, the derivative liabilities exceeded the face values certain of the convertible notes payable by approximately $683,151, which was recorded as a day one loss in derivative liability.

On March 31, 2021, the derivative liabilities were revalued at $2,275,578 resulting in a gain of $29,159,190 related to the change in fair market value of the derivative liabilities during the three months ended March 31, 2021. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following average assumptions: an exercise price of $0.40 to $1545.00, our stock price on the date of valuation ($16.60), expected dividend yield of 0%, expected volatility of 93.05% to 102.96%, risk-free interest rate of 0.07% to 0.35%, and expected terms ranging from 0.5 to 3.3 years.

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

During the three-months ended March 31, 2022 Messrs. Warbington and Dickerson received 10-year options to purchase an aggregate of 111,187 shares of common stock with an exercise price of $1.69. The options vested immediately as to 25% of the shares subject to the option, and will vest in three equal installments of 25% of the shares subject to the option on each of the next three annual anniversary dates of the grant date. The value of the options was determined to be $145,525 based upon the Black-Scholes method, see variables used below.

Inputs Used

Annual dividend yield	$-
Expected life (years)	10.0
Risk-free interest rate	0.81%
Expected volatility	92.95%
Common stock price	$1.69

During the three-months ended March 31, 2021, the fair market value of the options was insignificant to the financial statements.

Since the expected life of the options was greater than the Company’s historical stock information available, the Company determined the expected volatility based on price fluctuations of comparable public companies.

There were no options issued during the three months ended March 31, 2021.

Option activity for the three-months ended March 31, 2022 consists of the following:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2021	7	$13125	5.64
Issued	111,817		-
Exercised	-	-	-
Expired	-	-	-
Outstanding, March 31, 2022	111,824	$2.51	10.00
Vested, March, 31, 2022	27,961	$4.98	10.00

NOTE 7 – WARRANTS

For the three-months ended March 31, 2022, the Company did not issue any warrants in connection with services, convertible notes payable or equity offerings.

The issuances, exercises and pricing re-sets during the three months ended March 31, 2022, are as follows:

Outstanding at December 31, 2021	6,604,820
Issuances	-
Exercises	-
Anti-Dilution/Modification	-
Forfeitures/cancellations	-
Outstanding at March 31, 2022	6,604,820
Weighted Average Price at March 31, 2022	$4.27

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, management reviewed all material events through May 15, 2022, for these financial statements and there are no material subsequent events to report, except as follows:

On May 3, 2022, the Company completed the sale of (i) 2,991,669 shares of common stock and pre-funded warrants to purchase 4,563,887 shares of common stock (the “Pre-Funded Warrants”), and (ii) accompanying warrants to purchase 15,111,112 shares of common stock (the “Common Warrants”), at a combined offering price of $2.25 per share of common stock/Pre-Funded Warrant and related Common Warrant, to a group of institutional investors (the “Purchasers”), pursuant to a Securities Purchase Agreement between the Company and the Purchasers dated as of April 29, 2022 (the “Purchase Agreement”), resulting in gross proceeds to the Company of approximately $17,000,000. The transaction was effected pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506(b) promulgated thereunder.

The Common Warrants have a five-year term, and an exercise price of $2.00 per share. The Pre-Funded Warrants do not expire, and have an exercise price of $0.0001 per share.

Roth Capital Partners (“Roth”), acted as sole placement agent for the offering. The Company paid Roth a placement agent fee in the amount $1,360,000, and issued Roth a warrant to purchase 1,133,333 shares of common stock with the same terms as the Common Warrants issued to the Purchasers.

Pursuant to the Purchase Agreement, the Company and the Purchasers entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company has agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission to register the resale of the shares of common stock issued in the offering and the shares of common stock underlying the Common Warrants and Pre-Funded Warrants. In addition, the Company’s directors and officers entered into Lock-Up Agreements under which they have agreed not to sell any of their securities of the Company until 90 days following after the earliest of (i) the effective date of the Registration Statement, and (ii) the date all of the securities issued in the offering have been sold under Rule 144, or may be sold under Rule 144 without the Company being in compliance with the current public information requirement under such rule, and without any volume limitation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of operations. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021, and our interim financial statements and accompanying notes to these financial statements included in this report. All amounts are in U.S. dollars.

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

Results of Operations – For the Three-month Periods Ended March 31, 2022 and 2021

Gross Revenue. We generated $15,000 in revenue for the three-month period ended March 31, 2022, in comparison with no revenue for the comparable quarter a year ago. The increase of $15,000 reflects the restart of commercial sales following a reduction in the ongoing negative impacts of the COVID-19 pandemic.

Cost of Goods Sold. We generated $6,791 of goods sold for the three-month period ended March 31, 2022, in comparison with no cost of goods sold for the comparable quarter a year ago. The increase of $6,791 reflects the restart of commercial sales following a reduction in the ongoing negative impacts of the COVID-19 pandemic.

Gross Profit/(Loss). We generated a gross profit of $8,209 for the three-month period ended March 31, 2022, in comparison with no gross profit for the comparable quarter a year ago. The increase of $8,209 reflects the restart of commercial sales following a reduction in the ongoing negative impacts of the COVID-19 pandemic.

General and Administrative Expenses. General and administrative expenses for the three-month period ended March 31, 2022, totaled $1,130,057 in comparison with $280,293, for the comparable quarter a year ago. The increase of $849,134 or 302% is primarily due to approximately $176,000 in director and officer insurance premiums that began in September 2021, an increase of approximately $200,000 in salary expenses from terminating the management service agreement in September 2021 and entering into direct employment arrangements with our CEO, CFO and other key leaders of the management team, an increase of approximately $120,000 in marketing expenses, and an increase of $138,000 in outside consulting expenses focused on moving key elements of our programs forward.

Amortization Expenses. Amortization expenses for the three-month periods ended March 31, 2022 and 2021, totaled $23,021.

Research and Development Expenses. Research and development expenses for the three-month period ended March 31, 2022, totaled $10,000 in comparison with no expenses, for the comparable quarter a year ago.

Other Income/Expense. There was no other income or expense for the three-month period ended March 31, 2022, in comparison with $28,139,963 income, for the comparable quarter a year ago. The decreased income of $28,139,963, is primarily due to a gain in the fair value of derivative liabilities of $28,476,039, offset by interest expense of $336,076 for the comparable quarter a year ago.

Net Income/Loss. For the reasons stated above, our net loss for the three-month period ended March 31, 2022, totaled $1,154,869 in comparison to net income of $27,836,019, for the comparable quarter a year ago.

Liquidity and Capital Resources

As of March 31, 2022, we had $9,146,977 of available cash and positive working capital of approximately $8,846,292. In comparison, as of December 31, 2021, we had approximately $10,723,870 of available cash and positive working capital of approximately $9,686,780.

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

In addition, following the end of our recent quarter, on May 3, 2022 we completed that same (i) 2,991,669 shares of common stock and pre-funded warrants to purchase 4,563,887 shares of common stock, and (ii) accompanying warrants to purchase 15,111,112 shares of common stock, at a combined offering price of $2.25 per share of common stock/Pre-Funded Warrant and related Common Warrant, to a group of institutional investors, resulting in gross proceeds to the Company of approximately $17,000,000.

Cash Flows

Net Cash used in Operating Activities. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was $1,576,893 for the three-month period ended March 31, 2022 in comparison to $441,518 for the comparable period a year ago, an increase of $1,135,375 or 257%. The increase in cash used in operations was primarily related to the increased expenses mentioned above.

Net Cash used in Investing Activities. There was no cash used in investing activities in the three-month period ended March 31, 2022 and March 31, 2021, respectively.

Net Cash From Financing Activities. We did not raise any funds during the three-month period ended March 31, 2022. We raised $618,640 through the issuance of convertible debt, preferred stock and a related party advance in the three-month period ended March 31, 2021.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of March 31,2022 we were not involved in any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2022, we paid the initial Jadi Cell obligation of $250,000 through the issuance of 181,818 shares of common stock.

Item 6. Exhibits

SEC Ref. No.	Title of Document

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

Creative Medical Technology Holdings, Inc.

Date: May 13, 2022	By	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022	By	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial Officer)

