Form 10-Q
period 2022-06-30
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2022-08-12
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the registrant’s common stock on August 12, 2022, was 14,070,279.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$22,863,661	$10,723,870
Accounts receivable	-	2,485
Inventory	20,625	10,866
Prepaids and other current assets	64,960	-
Total Current Assets	22,949,246	10,737,221

OTHER ASSETS
Other assets	3,281	3,281
Licenses, net of amortization	481,637	527,679
TOTAL ASSETS	$23,434,164	$11,268,181

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$310,681	$761,862
Accrued expenses	64,920	24,385
Management fee and patent liabilities - related parties	-	250,000
Advances from related party	14,194	14,194
Total Current Liabilities	389,795	1,050,441

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 50,000,000 authorized; 13,956,246 and 6,338,872 issued and 13,956,238 and 6,338,864 outstanding at June 30, 2022 and December 31, 2021, respectively	13,957	6,339
Additional paid-in capital	69,644,239	53,879,215
Accumulated deficit	(46,613,827)	(43,667,814)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	23,044,369	10,217,740

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$23,434,164	$11,268,181

The accompanying notes are an integral part of these condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021

Revenues	$-	$10,000	$15,000	$10,000

Cost of revenues	-	4,500	6,791	4,500

Gross profit	-	5,500	8,209	5,500

OPERATING EXPENSES
Research and development	659,695	-	669,695	-
Selling, general and administrative	1,108,428	498,321	2,238,485	779,244
Amortization of patent costs	23,021	23,021	46,042	46,042
TOTAL EXPENSES	1,791,144	521,342	2,954,222	825,286

Operating loss	(1,791,144)	(515,842)	(2,946,013)	(819,786)

OTHER INCOME/(EXPENSE)
Interest expense	-	(234,338)	-	(570,414)
Gain on extinguishment of convertible notes	-	96,444	-	96,444
Change in fair value of derivatives liabilities	-	(2,251,446)	-	26,224,593
Total other income (expense)	-	(2,389,340)	-	25,750,623

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,791,144)	(2,905,182)	(2,946,013)	24,930,837

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$(1,791,144)	$(2,905,182)	$(2,946,013)	$24,930,837

BASIC NET INCOME (LOSS) PER SHARE	$(0.20)	$(1.25)	$(0.38)	$11.12

DILUTED NET INCOME (LOSS) PER SHARE	$(0.20)	$(1.25)	$(0.38)	$10.76

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	9,011,248	2,320,084	7,739,696	2,242,318

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	9,011,248	2,320,084	7,739,696	2,328,927

The accompanying notes are an integral part of these condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED CASH FLOWS

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,946,013)	$24,930,837
Adjustments to reconcile net income (loss) to
net cash from operating activities:
Stock-based compensation	50,422	211,768
Amortization	46,042	46,042
Amortization of debt discounts	-	451,614
Change in fair value of derivatives liabilities	-	(26,224,593)
Increase in principal and accrued interest balances due to penalty provision	-	93,821
Gain on extinguishment of convertible notes	-	(96,444)
Changes in assets and liabilities:
Accounts receivable	2,485	-
Inventory	(9,759)	-
Prepaids and other current assets	(64,960)	-
Accounts payable	(451,181)	14,143
Accrued expenses	40,535	25,355
Management fee payable	-	(116,200)
Net cash used in operating activities	(3,332,429)	(663,657)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants, net of issuance costs	15,471,775	-
Proceeds from exercise of warrants	445	-
Proceeds from note payable	-	100,000
Proceeds from convertible notes payable	-	134,640
Proceeds from sale of preferred stock	-	462,000
Related party advances	-	226,500
Payments to settle convertible notes payable and warrants	-	(198,907)
Net cash provided by financing activities	15,472,220	724,233

NET INCREASE IN CASH	12,139,791	60,576
BEGINNING CASH BALANCE	10,723,870	98,012
ENDING CASH BALANCE	$22,863,661	$158,588

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of notes payable, accrued interest and derivative liabilities into common stock	$-	$13,454,704
Conversion of management fees and patent liability into common stock	$250,000	$50,000
Discounts on convertible notes payable due to derivative liabilities	$-	$134,640

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2021	-	$-	-	$-	-	$-	6,338,864	$6,339	$53,879,215	$(43,667,814)	$10,217,740

Issuance of common stock and accompanying warrants, net of issuance costs	-	-	-	-	-	-	2,991,669	2,992	15,468,783	-	15,471,775

Common stock issued for related party patent liabilities	-	-	-	-	-	-	181,818	182	249,818	-	250,000

Common stock issued for warrant exercise	-	-	-	-	-	-	4,443,887	4,444	(3,999)	-	445

Stock-based compensation	-	-	-	-	-	-	-	-	50,422	-	50,422

Net loss	-	-	-	-	-	-	-	-	-	(2,946,013)	(2,946,013)

June 30, 2022	-	$-	-	$-	-	$-	13,956,238	$13,957	$69,644,239	$(46,613,827)	$23,044,369

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
March 31, 2022	-	$-	-	$-	-	$-	6,520,682	$6,521	$54,170,393	$(44,822,683)	$9,354,231

Issuance of common stock and accompanying warrants, net of issuance costs	-	-	-	-	-	-	2,991,669	2,992	15,468,783	-	15,471,775

Common stock issued for warrant exercise	-	-	-	-	-	-	4,443,887	4,444	(3,999)	-	445

Stock-based compensation	-	-	-	-	-	-	-	-	9,062	-	9,062

Net loss	-	-	-	-	-	-	-	-	-	(1,791,144)	(1,791,144)

June 30, 2022	-	$-	-	$-	-	$-	13,956,238	$13,957	$69,644,239	$(46,613,827)	$23,044,369

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
December 31, 2020	3,000,000	$3,000	-	$-	-	$-	1,537,073	$1,537	$22,082,689	$(61,890,236)	$(39,803,010)

Proceeds from sales of preferred stock	-	-	350	321,000	150	141,000	4,286	4	(4)	-	462,000

Common stock issued for related party management liabilities	-	-	-	-	-	-	89,286	89	49,911	-	50,000

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	-	-	-	-	772,099	772	1,228,579	-	1,229,351

Relief of derivative liabilities	-	-	-	-	-	-	-	-	12,225,353	-	12,225,353

Dividends on preferred stock	-	-	-	-	-	-	-	-	(20,752)	-	(20,752)

Cashless exercise of warrants	-	-	-	-	-	-	37,870	38	(38)	-	-

Stock-based compensation	-	-	-	-	-	-	-	-	211,768	-	211,768

Net income	-	-	-	-	-	-	-	-	-	24,930,837	24,930,837

June 30, 2021	3,000,000	$3,000	350	$321,000	150	$141,000	2,440,614	$2,440	$35,777,506	$(36,959,399)	$(714,453)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
March 31, 2021	3,000,000	$3,000	350	$326,600	150	$141,049	2,280,160	2,280	$31,138,715	$(34,054,217)	$(2,442,573)

Common stock issued for related party management liabilities	-	-	-	-	-	-	-	-	-	-	-

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	-	-	-	-	142,695	142	341,646	-	341,788

Relief of derivative liabilities	-	-	-	-	-	-	-	-	4,100,498	-	4,100,498

Dividends on preferred stock	-	-	-	(5,600)	-	(49)	-	-	(15,103)	-	(20,752)

Cashless exercise of warrants	-	-	-	-	-	-	17,759	18	(18)	-	-

Stock-based compensation	-	-	-	-	-	-	-	-	211,768	-	211,768

Net loss	-	-	-	-	-	-	-	-	-	(2,905,182)	(2,905,182)

June 30, 2021	3,000,000	$3,000	350	$321,000	150	$141,000	2,440,614	$2,440	$35,777,506	$(36,959,399)	$(714,453)

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Basis of Presentation - The consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. The operations for the six-month period ended June 30, 2022, are not necessarily indicative of the operating results for the full year.

Risks and Uncertainties - The Company has a limited operating history and has only recently started to generate revenues from its planned principal operations.

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the COVID-19 include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The COVID-19 and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effect will be to the company, to-date, the Company has experienced a reduction in revenues due to the COVID-19 outbreak.

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

On July 8, 2022, the Company received a letter from The Nasdaq Stock Market LLC advising us that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) because the closing bid price of our common stock was below $1.00 per share for 30 consecutive business days. Pursuant to Nasdaq’s Listing Rules, the Company has a 180 day grace period, until January 4, 2023, during which the Company may regain compliance if the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. In addition, the Company may be eligible for an additional 180-day grace period if we meet Nasdaq’s initial listing standards (other than with respect to minimum bid price) for The Nasdaq Capital Market. The Company intends to actively monitor the bid price for our common stock between now and January 4, 2023, and will consider available options to regain compliance with Nasdaq’s minimum bid price requirements. However, there can be no assurance that the Company will be able to regain compliance with Nasdaq’s Listing Rules and maintain our Nasdaq listing. The delisting of our shares of common stock from Nasdaq may have a material negative impact on the liquidity of our securities, as well as a material negative impact on our ability to raise capital in the future.

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

Payments received for which the earnings process is not yet complete are deferred. As of June 30, 2022, the Company had no deferred revenue.

Concentration Risks - The Federal Deposit Insurance Corporation insures cash deposits in most general bank accounts for up to $250,000 per institution. The Company maintains its cash balances at two financial institutions. As of June 30, 2022, the Company’s balance exceeded the limit at both institutions.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of June 30, 2022, the Company has no derivative liabilities.

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

For the Six-months Ended June 30, 2021
Weighted average common shares outstanding used in calculating basic earnings per share	2,242,318
Effect of Series B and C preferred stock	24,000
Effect of warrants	35,873
Effect of convertible notes payable	22,115
Effect of convertible related party management fee and patent liabilities	4,623
Weighted average common shares outstanding used in calculating diluted earnings per share	2,328,929

Net income as reported	$24,930,837
Add - Interest on convertible notes payable	117,649
Net income available to common stockholders	$25,048,486

The Company excluded 7 options and 18 warrants from the computation of diluted net income per share for the six-months ended June 30, 2021 as their exercise prices were in excess of the average closing market price of the Company’s common stock during that period.

During the six-months ended June 30, 2022, the Company had 111,824 options and 22,969,265 warrants to purchase shares of common stock which have been excluded from the dilutive net loss per share calculation as their effects are anti-dilutive.

Recent Accounting Pronouncements – The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 2 – LICENSING AGREEMENTS

ED Patent – The Company acquired a patent from CMH, a related company on February 2, 2016, in exchange for 431,111 shares of CMTH restricted common stock valued at $100,000. The patent expires in 2025 and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $4,986 was recorded for the six-months ended June 30, 2022 and 2021. As of June 30, 2022, the carrying value of the patent was $36,000. The Company expects to amortize $9,972 annually through 2026 related to the patent costs.

Multipotent Amniotic Fetal Stem Cells License Agreement - On August 25, 2016, CMT entered into a License Agreement dated August 25, 2016, with a University. This license agreement grants to CMT the exclusive right to all products derived from a patent for use of multipotent amniotic fetal stem cells composition of matter throughout the world during the period ending on the expiration date of the longest-lived patent rights under the patent. The license agreement also permits CMT to grant sublicenses. Under the terms of the license agreement, CMT is required to diligently develop, manufacture, and sell any products licensed under the agreement. CMT paid the University an initial license fee within 30 days of entering into the agreement. CMT is also required to pay annual license maintenance fees on each anniversary date of the agreement, which maintenance fees would be credited toward any earned royalties for any given period. The License Agreement provides for payment of various milestone payments and earned royalties on the net sales of licensed products by CMT or any sub licensee. CMT is also required to reimburse the University for any future costs associated with maintaining the patent. CMT may terminate the license agreement for any reason upon 90 days’ written notice and the University may terminate the agreement in the event CMT fails to meet its obligations set forth therein, unless the breach is cured within 30 days of the notice from the University specifying the breach. CMT is also obligated to indemnify the University against claims arising due to the exercise of the license by CMT or any sub licensee. As of June 30, 2022, no amounts are currently due to the University.

The Company estimates that the patent expires in February 2026 and has elected to amortize the patent through the period of expiration on a straight-line basis. Amortization expense of $586 was recorded for the six-months ended June 30, 2022 and 2021. As of June 30, 2022, the carrying value of the patent was $3,791. The Company expects to amortize approximately $1,172 annually through 2026 related to the patent costs.

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

The patent expires on May 19, 2027 and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $5,000 was recorded for the six-month periods ended June 30, 2022 and 2021. As of June 30, 2022, the carrying value of the initial patent license was $50,000. The Company expects to amortize approximately $10,000 annually through 2027 related to the patent costs.

The Company has elected to amortize the increased obligation from the election to commercialize the StemSpine technology over a ten-year period on a straight-line basis. Amortization expense of $22,970 was recorded for the six-month periods ended June 30, 2022 and 2021. As of June 30, 2022, the carrying value of the patent was $179,344. The Company expects to amortize approximately $46,000 annually through 2027 related to the patent costs.

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

The Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $12,500 were recorded for the six-month periods ended June 30, 2022 and 2021. As of June 30, 2022, the carrying value of the patent was $212,500. The Company expects to amortize approximately $25,000 annually through 2030 related to the patent costs.

The following is a roll-forward of the Company’s licensing agreements for the six-months ended June 30, 2022.

	Assets	Accumulated Amortization

Balances at December 31, 2021	$760,000	$(232,321)
Addition of new assets		-
Amortization	-	(46,042)
Balances at June 30, 2022	$760,000	$(278,363)

NOTE 3 – RELATED PARTY TRANSACTIONS

Management Reimbursement Agreement

On November 17, 2017, the Company entered into a Management Reimbursement Agreement with CMH, a related party whose directors and executive officers include the Company’s officers and directors. Pursuant to this agreement, during 2019 and 2020, and until September 16, 2021, the Company reimbursed CMH an aggregate of $45,000 per month for the services of management and consultants employed by CMH (including the Company’s Chief Executive Officer and Chief Financial Officer, and the Company’s former directors Dr. Patel and Dr. Ichim). The agreement provided that at the option of CMH, the reimbursable amounts may be paid from time to time in shares of common stock of the Company at a price equal to a 30% discount to the lowest closing price during the 20 trading days prior to time the notice is given. This agreement was terminated effective September 15, 2021. At June 30, 2022, no amounts were owed CMH under this agreement. At June 30, 2021, the Company owed CMH $52,582.

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

NOTE 4 – DEBT

As-of June 30, 2022, the Company had no outstanding loans and there was no loan activity during the six-months ended June 30, 2022.

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

On May 28, 2021, our CEO, Mr. Timothy Warbington, and Board Member, Dr. Amit Patel, advanced the company $50,000 and $150,000 respectively. The two notes mature on August, 28 2021, and were repaid in full with an interest rate of 5%.

During the six-months ended June 30, 2021, the Company amortized $451,614 to interest expense. As of June 30, 2021, total discounts of $120,185 remained for which were planned to be expensed through February 2022.

During the six-months ended June 30, 2021, the Company issued an aggregate of 772,099 shares upon the conversion of 1,229,351 of outstanding principal, interest and fees on existing, outstanding notes and 37,870 shares upon the cashless exercise of 43,167 warrants.

During the six-months ended June 30, 2021, the Company extinguished $118,000 of principal or interest.

NOTE 5 – DERIVATIVE LIABILITIES

Derivative Liabilities

As-of June 30, 2022, the Company had no outstanding derivative liabilities and there was no derivative activity during the six-months ended June 30, 2022.

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

On June 30, 2021, the derivative liabilities were revalued at $248,097 resulting in a loss of $2,251,446 and a gain of $262,224,593 related to the change in fair market value of the derivative liabilities during the three and six-months ended June 30, 2021, respectively. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following average assumptions: an exercise price of $9.45 to $1,545.00, our stock price on the date of valuation ($17.50), expected dividend yield of 0%, expected volatility of 75.03% to 98.81%, risk-free interest rate of 0.46% to 0.70%, and expected terms ranging from 0.5 to 2.7 years.

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

During the six-months ended June 30, 2022, Messrs. Warbington and Dickerson received 10-year options to purchase an aggregate of 111,187 shares of common stock with an exercise price of $1.69. The options vested immediately as to 25% of the shares subject to the option, and will vest in three equal installments of 25% of the shares subject to the option on each of the next three annual anniversary dates of the grant date. The value of the options was determined to be $145,525 based upon the Black-Scholes method, see variables used below.

Inputs Used

Annual dividend yield	$-
Expected life (years)	10.0
Risk-free interest rate	0.81%
Expected volatility	92.95%
Common stock price	$1.69

During the six-months ended June 30, 2021, the fair market value of the options was insignificant to the financial statements.

Since the expected life of the options was greater than the Company’s historical stock information available, the Company determined the expected volatility based on price fluctuations of comparable public companies.

There were no options issued during the six-months ended June 30, 2021.

Option activity for the six-months ended June 30, 2022 consists of the following:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2021	7	$7,500	4.64
Issued	111,817		-
Exercised	-	-	-
Expired	-	-	-
Outstanding, June 30, 2022	111,824	$2.16	9.62
Vested, June, 30, 2022	27,961	$3.57	9.62

NOTE 7 – STOCKHOLDERS’ EQUITY

On May 3, 2022, the “Company” completed the sale of (i)2,991,669 shares of common stock, and pre-funded warrants to purchase 4,563,887 shares of common stock (the “Pre-Funded Warrants”), and (ii) accompanying warrants to purchase 15,111,112 shares of common stock (the “Common Warrants”), at a combined offering price of $2.25 per share of common stock/Pre-Funded Warrant and related Common Warrant, to a group of institutional investors (the “Purchasers”), pursuant to a Securities Purchase Agreement between the Company and the Purchasers dated as of April 28, 2022 (the “Purchase Agreement”), resulting in gross proceeds to the Company of approximately $17,000,000. The transaction was effected pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506(b) promulgated thereunder.

The Common Warrants have a five-year term, and an exercise price of $2.00 per share. The Pre-Funded Warrants do not expire, and have an exercise price of $0.0001 per share.

The Pre-Funded Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the Pre-Funded Warrants do not provide any guarantee of value or return.

Roth Capital Partners (“Roth”), acted as sole placement agent for the offering. The Company paid Roth a placement agent fee in the amount $1,360,000, and issued Roth a warrant to purchase 1,133,333 shares of Common Stock with the same terms as the Common Warrants issued to the Purchasers.

The issuances and exercises during the six-months ended June 30, 2022, are as follows:

Outstanding at December 31, 2021	6,604,820
Issuances	20,808,332
Exercises	(4,443,887)
Outstanding at June 30, 2022	22,969,265
Weighted Average Price at June 30, 2022	$2.64

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

In 2020, through our ImmCelz Inc. subsidiary, we began exploring the development of treatments that utilize a patient’s own extracted immune cells that are then “reprogrammed” by culturing them outside the patient’s body with optimized stem cells. The immune cells are then re-injected into the patient from whom they were extracted. We believe this process endows the immune cells with regenerative properties that may be suitable for the treatment of multiple indications, among other indications. In contrast to other stem cell-based approaches, the immune cells are significantly smaller in size than stem cells and are believed to more effectively penetrate areas of the damaged tissues and induce regeneration.

We are currently primarily focused on expanding the commercial sale and use of our CaverStem® and FemCelz® products by physicians in the United States and further developing our StemSpine® treatment for lower back pain and OvaStem® treatment for Premature Ovarian Failure programs, including but not limited to disclosed Pilot Studies.. We also recently filed an Investigational New Drug (IND) application with the FDA to treat stroke utilizing our ImmCelzTM technology. We continue to further develop additional therapeutic products that utilize our proprietary intellectual property, including the collaboration with GreenStone Biosciences for the development of an Inducible Pluripotent Stem Cell (IPSC) line.

Results of Operations – For the Three-month Periods Ended June 30, 2022 and 2021

Gross Revenue. We generated no revenue for the three-month period ended June 30, 2022, in comparison with $10,000 for the comparable quarter a year ago.

Cost of Goods Sold. We generated no cost of goods sold for the three-month period ended June 30, 2022, in comparison with $4,500 cost of goods sold for the comparable quarter a year ago.

Gross Profit/(Loss). We generated no gross profit for the three-month period ended June 30, 2022, in comparison with $5,500 for the comparable quarter a year ago.

General and Administrative Expenses. General and administrative expenses for the three-month period ended June 30, 2022, totaled $1,108,428 in comparison with $498,321, for the comparable quarter a year ago. The increase of $610,107 or 122% is primarily due to approximately $130,000 in director and officer insurance premiums that began in September 2021, an increase of approximately $180,000 in salary expenses from terminating the management service agreement in September 2021 and entering into direct employment arrangements with our CEO, CFO and other key leaders of the management team, an increase of approximately $164,000 in marketing expenses as we ramp-up our commercial activity, and an increase of $98,000 in outside consulting expenses focused on moving key elements of our programs forward.

Amortization Expenses. Amortization expenses for the three-month periods ended June 30, 2022 and 2021, totaled $23,021.

Research and Development Expenses. Research and development expenses for the three-month period ended June 30, 2022, totaled $659,695 in comparison with no expenses, for the comparable quarter a year ago. The increased research and development expenses reflects investments in in regulatory, research, laboratory and manufacturing resources required to move our programs forward.

Other Income/Expense. There was no other income or expense for the three-month period ended June 30, 2022, in comparison with $2,389,340 expense, for the comparable quarter a year ago. The decreased expense of $2,389,340, is primarily due to loss in the fair value of derivative liabilities of $2,251,446, zero interest expense versus $234,338, offset by a $96,444 gain on extinguishment of convertible notes for the comparable quarter a year ago.

Net Income/Loss. For the reasons stated above, our net loss for the three-month period ended June 30, 2022, totaled $1,791,144 in comparison to a loss of $2,905,182, for the comparable quarter a year ago.

Results of Operations – For the Six-month Periods Ended June 30, 2022 and 2021

Gross Revenue. We generated $15,000 in revenue for the six-month period ended June 30, 2022, in comparison with $10,000 in revenue for the comparable period a year ago.

Cost of Goods Sold. We generated $6,791 of goods sold for the six-month period ended June 30, 2022, in comparison with $4,500 cost of goods sold for the comparable period a year ago.

Gross Profit/(Loss). We generated a gross profit of $8,209 for the six-month period ended June 30, 2022, in comparison with $5,500 gross profit for the comparable period a year ago.

General and Administrative Expenses. General and administrative expenses for the six-month period ended June 30, 2022, totaled $2,238,485 in comparison with $779,244, for the comparable period a year ago. The increase of $1,459,241 or 187% is primarily due to approximately $305,000 in director and officer insurance premiums that began in September 2021, an increase of approximately $378,000 in net salary expenses offset by the termination of the management service agreement in September 2021 and entering into direct employment arrangements with our CEO, CFO and other key leaders of the management team, $226,000 in Board of Director expenses as a result of bringing on independent board members, an increase of approximately $279,000 in marketing expenses, and an increase of $235,000 in outside consulting expenses focused on moving key elements of our programs forward.

Amortization Expenses. Amortization expenses for the six-month periods ended June 30, 2022 and 2021, totaled $46,042.

Research and Development Expenses. Research and development expenses for the six-month period ended June 30, 2022, totaled $669,694 in comparison with no expenses, for the comparable period a year ago. The increased research and development expenses reflects investments in regulatory, research, laboratory and manufacturing resources required to move our programs forward.

Other Income/Expense. There was no other income or expense for the six-month period ended June 30, 2022, in comparison with $25,750,623 income, for the comparable period a year ago. The decreased income of $25,750,623, is primarily due to a gain in the fair value of derivative liabilities of $26,224,593, offset by interest expense of $570,414 for the comparable period a year ago.

Net Income/Loss. For the reasons stated above, our net loss for the six-month period ended June 30, 2022, totaled $2,946,013 in comparison to net income of $24,930,837, for the comparable period a year ago.

Liquidity and Capital Resources

As of June 30, 2022, we had $22,863,661 of available cash and positive working capital of approximately $22,559,451. In comparison, as of December 31, 2021, we had approximately $10,723,870 of available cash and positive working capital of approximately $9,686,780.

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

In addition, on May 3, 2022 we completed the sale of (i) 2,991,669 shares of common stock and pre-funded warrants to purchase 4,563,887 shares of common stock, and (ii) accompanying warrants to purchase 15,111,112 shares of common stock, at a combined offering price of $2.25 per share of common stock/Pre-Funded Warrant and related Common Warrant, to a group of institutional investors, resulting in gross proceeds to the Company of approximately $17,000,000.

Cash Flows

Net Cash used in Operating Activities. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was $3,332,429 for the six-month period ended June 30, 2022 in comparison to $663,657 for the comparable period a year ago, an increase of $2,668,772 or 402%. The increase in cash used in operations was primarily related to the increased expenses mentioned above.

Net Cash used in Investing Activities. There was no cash used in investing activities in the six-month period ended June 30, 2022 and June 30, 2021, respectively.

Net Cash From Financing Activities. We raised $15,472,220 during the six-month period ended June 30, 2022 through the issuance of common stock and pre-paid warrants, net of offering costs. We raised $724,233 through the issuance of convertible debt, preferred stock and a related party advance in the six-month period ended June 30, 2021.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of June 30, 2022 we were not involved in any legal proceedings.

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

Creative Medical Technology Holdings, Inc.

Date: August 12, 2022	By	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	By	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial Officer)

