Form 10-Q
period 2022-09-30
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2022-11-10
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the registrant’s common stock on November 10, 2022, was 14,076,246.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$16,969,063	$10,723,870
Certificates of deposit	5,021,307	-
Accounts receivable	-	2,485
Inventory	15,894	10,866
Total Current Assets	22,006,264	10,737,221

OTHER ASSETS
Other assets	3,281	3,281
Licenses, net of amortization	458,616	527,679
TOTAL ASSETS	$22,468,161	$11,268,181

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$327,843	$761,862
Accrued expenses	54,920	24,385
Management fee and patent liabilities - related parties	-	250,000
Advances from related party	14,194	14,194
Total Current Liabilities	396,957	1,050,441

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 25,000,000,000 and 6,000,000,000 shares authorized; 14,076,246 and 6,338,872 issued and 14,076,238 and 6,338,864 outstanding at September 30, 2022 and December 31, 2021, respectively	14,077	6,339
Additional paid-in capital	69,653,293	53,879,215
Accumulated deficit	(47,596,166)	(43,667,814)
TOTAL STOCKHOLDERS' EQUITY	22,071,204	10,217,740

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,468,161	$11,268,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021

Revenues	$55,000	$10,000	$70,000	$20,000

Cost of revenues	16,000	4,000	22,791	8,500

Gross profit	39,000	6,000	47,209	11,500

OPERATING EXPENSES
Research and development	230,940	59,180	900,635	59,180
Selling, general and administrative	805,461	757,235	3,043,946	1,536,479
Amortization of patent costs	23,021	23,021	69,063	69,063
TOTAL EXPENSES	1,059,422	839,436	4,013,644	1,664,722

Operating loss	(1,020,422)	(833,436)	(3,966,435)	(1,653,222)

OTHER INCOME/(EXPENSE)
Interest expense	-	(1,305,273)	-	(1,875,687)
Gain on extinguishment of convertible notes	-	489,157	-	585,601
Change in fair value of derivatives liabilities	-	(194,044)	-	26,030,549
Other income	38,083	-	38,083	-
Total other income (expense)	38,083	(1,010,160)	38,083	24,740,463

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(982,339)	(1,843,596)	(3,928,352)	23,087,241

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$(982,339)	$(1,843,596)	$(3,928,352)	$23,087,241

BASIC NET INCOME (LOSS) PER SHARE	$(0.07)	$(0.75)	$(0.40)	$9.98

DILUTED NET INCOME (LOSS) PER SHARE	$(0.07)	$(0.75)	$(0.40)	$9.77

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	14,068,412	2,452,076	9,872,450	2,313,005

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	14,068,412	2,452,076	9,872,450	2,363,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED CASH FLOWS

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,928,352)	$23,087,241
Adjustments to reconcile net income (loss) to
net cash from operating activities:
Stock-based compensation	59,584	595,380
Amortization	69,063	69,063
Amortization of debt discounts	-	1,755,104
Change in fair value of derivatives liabilities	-	(26,030,549)
Increase in principal and accrued interest balances due to penalty provision	-	93,821
Gain on extinguishment of convertible notes	-	(585,601)
Changes in assets and liabilities:
Accounts receivable	2,485	-
Inventory	(5,028)	-
Accounts payable	(434,019)	103,626
Accrued expenses	30,535	26,169
Management fee payable	-	(168,700)
Net cash used in operating activities	(4,205,732)	(1,054,446)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of certificates of deposit	(5,021,307)	-
Advance to related party	-	(200,000)
Net cash used in investing activities	(5,021,307)	(200,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants, net of issuance costs	15,471,775	-
Proceeds from exercise of warrants	457	-
Proceeds from note payable	-	3,887,750
Payments on notes payable	-	(105,000)
Payment of debt issuance costs	-	(443,239)
Payment of deferred offering costs	-	(3,282)
Proceeds from convertible notes payable	-	435,040
Proceeds from sale of preferred stock	-	462,000
Related party advances	-	226,500
Repayment of related party advances	-	(220,000)
Payments to settle convertible notes payable and warrants	-	(705,405)
Net cash provided by financing activities	15,472,232	3,534,364

NET INCREASE IN CASH	6,245,193	2,279,918
BEGINNING CASH BALANCE	10,723,870	98,012
ENDING CASH BALANCE	$16,969,063	$2,377,930

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$-	$9,186
Cash payments for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$-	$27,725
Warrants issued with notes payable as a service fee	$-	$2,097,629
Conversion of notes payable, accrued interest and derivative liabilities into common stock	$-	$13,747,415
Conversion of management fees and patent liability into common stock	$250,000	$50,000
Discounts on convertible notes payable due to derivative liabilities	$-	$134,640
Exchange of preferred stock for notes payable	$-	$572,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
December 31, 2021	-	$-	-	$-	-	$-	6,338,864	$6,339	$53,879,215	$(43,667,814)	$10,217,740

Issuance of common stock and accompanying warrants, net of issuance costs	-	-	-	-	-	-	2,991,669	2,992	15,468,783	-	15,471,775

Common stock issued for related party patent liabilities	-	-	-	-	-	-	181,818	182	249,818	-	250,000

Common stock issued for warrant exercise	-	-	-	-	-	-	4,563,887	4,564	(4,107)	-	457

Stock-based compensation	-	-	-	-	-	-	-	-	59,584	-	59,584

Net loss	-	-	-	-	-	-	-	-	-	(3,928,352)	(3,928,352)

September 30, 2022	-	$-	-	$-	-	$-	14,076,238	$14,077	$69,653,293	$(47,596,166)	$22,071,204

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
June 30, 2022	-	$-	-	$-	-	$-	13,956,238	$13,957	$69,644,239	$(46,613,827)	$23,044,369

Common stock issued for warrant exercise	-	-	-	-	-	-	120,000	120	(108)	-	12

Stock-based compensation	-	-	-	-	-	-	-	-	9,162	-	9,162

Net loss	-	-	-	-	-	-	-	-	-	(982,339)	(982,339)

September 30, 2022	-	$-	-	$-	-	$-	14,076,238	$14,077	$69,653,293	$(47,596,166)	$22,071,204

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
December 31, 2020	3,000,000	$3,000	-	$-	-	$-	1,537,073	$1,537	$22,082,689	$(61,890,236)	$(39,803,010)

Proceeds from sales of preferred stock	-	-	350	321,000	150	141,000	4,286	4	(4)	-	462,000

Common stock issued for related party management liabilities	-	-	-	-	-	-	89,286	89	49,911	-	50,000

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	-	-	-	-	789,727	790	1,382,541	-	1,383,331

Relief of derivative liabilities	-	-	-	-	-	-	-	-	12,364,084	-	12,364,084

Dividends on preferred stock	-	-	-	-	-	-	-	-	(27,725)	-	(27,725)

Cashless exercise of warrants	-	-	-	-	-	-	37,870	38	(38)	-	-

Warrants issued with notes payable	-	-	-	-	-	-	-	-	2,097,629	-	2,097,629

Preferred stock redemption	-	-	(350)	(321,000)	(150)	(141,000)	-	-	(110,275)	-	(572,275)

Stock-based compensation	-	-	-	-	-	-	-	-	595,380	-	595,380

Net income	-	-	-	-	-	-	-	-	-	23,087,241	23,087,241

September 30, 2021	3,000,000	$3,000	-	$-	-	$-	2,458,242	$2,458	$38,434,192	$(38,802,995)	$(363,345)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
June 30, 2021	3,000,000	$3,000	350	$321,000	150	$141,000	2,440,614	$2,440	$35,777,506	$(36,959,399)	$(714,453)

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	-	-	-	-	17,628	18	153,962	-	153,980

Relief of derivative liabilities	-	-	-	-	-	-	-	-	138,731	-	138,731

Dividends on preferred stock	-	-	-	-	-	-	-	-	(6,973)	-	(6,973)

Warrants issued with notes payable	-	-	-	-	-	-	-	-	2,097,629	-	2,097,629

Preferred stock redemption	-	-	(350)	(321,000)	(150)	(141,000)	-	-	(110,275)	-	(572,275)

Stock-based compensation	-	-	-	-	-	-	-	-	383,612	-	383,612

Net loss	-	-	-	-	-	-	-	-	-	(1,843,596)	(1,843,596)

September 30, 2021	3,000,000	$3,000	-	$-	-	$-	2,458,242	$2,458	$38,434,192	$(38,802,995)	$(363,345)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

On October 20, 2022 the Company announced it has produced an allogenic Cell Line called AlloStem™, which includes a Master Cell Bank and a Drug Master File which shall be submitted for FDA registration. The importance of the company creating and developing such assets, as opposed to licensing agreements with third parties, provides further de-risking of an important component to many of our programs, including, but not limited to, the ImmCelz® immunotherapy platform for multiple diseases, OvaStem® for Premature Ovarian Failure, AlloStem™ for Type 1 diabetes, StemSpine® for lower back pain, and IPSCelz ™ inducible pluripotent stem cell program in ongoing development with Greenstone Biosciences.

In 2020, through the Company’s ImmCelz Inc. subsidiary, the Company began exploring the development of an immunotherapy platform that “supercharges” the patients own immune cells. Secreted factors from AlloStem™ cells are used to “reprogram” the patient’s own immune cells. They are then harvested and injected back into the patient in less than 72 hours. The Company believes this process endows the immune cells with regenerative properties that may be suitable for the treatment of multiple indications. In contrast to other stem cell-based approaches, the immune cells are significantly smaller in size than stem cells and are believed to more effectively penetrate areas of the damaged tissues and induce regeneration.

On June 15, 2022, the Company signed an agreement with Greenstone Biosciences Inc. in Palo Alto, CA for the development of a human induced pluripotent stem cell (iPSC) pipeline for the Company's ImmCelz® platform. This project is identified as iPScelzTM. Human iPSc's are genetically reprogrammed to differentiate into a wide array of human cell and tissue types, possess the ability to proliferate almost indefinitely in culture, and represent a single source of cells that could be used to replace those lost to damage or disease. Beyond the therapeutic benefits offered by iPSC, the next generation iPScelzTM pipeline for ImmCelz® will enable the ability for large scale production and sustainability, while helping to reduce long term costs of manufacturing.

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

Basis of Presentation - The consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. The operations for the nine-month period ended September 30, 2022, are not necessarily indicative of the operating results for the full year.

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

Payments received for which the earnings process is not yet complete are deferred. As of September 30, 2022, the Company had no deferred revenue.

Concentration Risks - The Federal Deposit Insurance Corporation insures cash deposits in most general bank accounts for up to $250,000 per institution. The Company maintains its cash balances at two financial institutions. As of September 30, 2022, the Company’s balance exceeded the limit at both institutions.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of September 30, 2022, the Company has no derivative liabilities.

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

The following is a summary of outstanding securities which have been included in the calculation of diluted net income per share and reconciliation of net income to net income available to common stockholders for the Nine-Months ended September 30, 2021.

For the Nine- Months Ended September 30, 2021
Weighted average common shares outstanding used in calculating basic earnings per share	2,313,005
Effect of Series B and C preferred stock	-
Effect of warrants	50,140
Effect of convertible notes payable	-
Effect of convertible related party management fee and patent liabilities	-
Weighted average common shares outstanding used in calculating diluted earnings per share	2,363,145

Net income as reported	$23,087,241
Add - Interest on convertible notes payable	-
Net income available to common stockholders	$23,087,241

The Company excluded 7 options and 18 warrants from the computation of diluted net income per share for the Nine-Months ended September 30, 2021 as their exercise prices were in excess of the average closing market price of the Company’s common stock during that period.

During the Nine-Months ended September 30, 2022, the Company had 111,824 options and 22,849,272 warrants to purchase shares of common stock which have been excluded from the dilutive net loss per share calculation as their effects are anti-dilutive.

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

NOTE 2 – LICENSING AGREEMENTS

ED Patent – The Company acquired a patent from CMH, a related company on February 2, 2016, in exchange for 431,111 shares of CMTH restricted common stock valued at $100,000. The patent expires in 2025 and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $7,479 was recorded for the Nine-Months ended September 30, 2022 and 2021. As of September 30, 2022, the carrying value of the patent was $33,507. The Company expects to amortize $9,972 annually through 2026 related to the patent costs.

Multipotent Amniotic Fetal Stem Cells License Agreement - On August 25, 2016, CMT entered into a License Agreement dated August 25, 2016, with a University. This license agreement grants to CMT the exclusive right to all products derived from a patent for use of multipotent amniotic fetal stem cells composition of matter throughout the world during the period ending on the expiration date of the longest-lived patent rights under the patent. The license agreement also permits CMT to grant sublicenses. Under the terms of the license agreement, CMT is required to diligently develop, manufacture, and sell any products licensed under the agreement. CMT paid the University an initial license fee within 30 days of entering into the agreement. CMT is also required to pay annual license maintenance fees on each anniversary date of the agreement, which maintenance fees would be credited toward any earned royalties for any given period. The License Agreement provides for payment of various milestone payments and earned royalties on the net sales of licensed products by CMT or any sub licensee. CMT is also required to reimburse the University for any future costs associated with maintaining the patent. CMT may terminate the license agreement for any reason upon 90 days’ written notice and the University may terminate the agreement in the event CMT fails to meet its obligations set forth therein, unless the breach is cured within 30 days of the notice from the University specifying the breach. CMT is also obligated to indemnify the University against claims arising due to the exercise of the license by CMT or any sub licensee. As of September 30, 2022, no amounts are currently due to the University.

The Company estimates that the patent expires in February 2026 and has elected to amortize the patent through the period of expiration on a straight-line basis. Amortization expense of $879 was recorded for the Nine-Months ended September 30, 2022 and 2021. As of September 30, 2022, the carrying value of the patent was $3,498. The Company expects to amortize approximately $1,172 annually through 2026 related to the patent costs.

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

The patent expires on May 19, 2027 and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $7,500 was recorded for the nine-month periods ended September 30, 2022 and 2021. As of September 30, 2022, the carrying value of the initial patent license was $47,500. The Company expects to amortize approximately $10000 annually through 2027 related to the patent costs.

The Company has elected to amortize the increased obligation from the election to commercialize the StemSpine technology over a ten-year period on a straight-line basis. Amortization expense of $34,455 was recorded for the nine-month periods ended September 30, 2022 and 2021. As of September 30, 2022, the carrying value of the patent was $167,859. The Company expects to amortize approximately $46,000 annually through 2027 related to the patent costs.

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

The Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $18,750 were recorded for the nine-month periods ended September 30, 2022 and 2021. As of September 30, 2022, the carrying value of the patent was $206,250. The Company expects to amortize approximately $25,000 annually through 2030 related to the patent costs.

The following is a roll-forward of the Company’s licensing agreements for the Nine-Months ended September 30, 2022.

	Assets	Accumulated Amortization

Balances at December 31, 2021	$760,000	$(232,321)
Addition of new assets		-
Amortization	-	(69,063)
Balances at September 30, 2022	$760,000	$(301,384)

NOTE 3 – RELATED PARTY TRANSACTIONS

Management Reimbursement Agreement

On November 17, 2017, the Company entered into a Management Reimbursement Agreement with CMH, a related party whose directors and executive officers include the Company’s officers and directors. Pursuant to this agreement, during 2019 and 2020, and until September 16, 2021, the Company reimbursed CMH an aggregate of $45,000 per month for the services of management and consultants employed by CMH (including the Company’s Chief Executive Officer and Chief Financial Officer, and the Company’s former directors Dr. Patel and Dr. Ichim). The agreement provided that at the option of CMH, the reimbursable amounts may be paid from time to time in shares of common stock of the Company at a price equal to a 30% discount to the lowest closing price during the 20 trading days prior to time the notice is given. This agreement was terminated effective September 15, 2021. At September 30, 2021 and 2022, no amounts were owed CMH under this agreement.

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

NOTE 4 – DEBT

As-of September 30, 2022, the Company had no outstanding loans and there was no loan activity during the Nine-Months ended September 30, 2022.

On August 11, 2021, we completed the sale of 15% Original Issue Discount Senior Notes (“Bridge Notes”) in the aggregate principal amount of $4,456,176 to a group of institutional investors (the “Purchasers”). In connection with the sale of the Bridge Notes, holders of our shares of Series B Preferred Stock and Series C Preferred Stock exchanged such preferred stock for additional Bridge Notes in the aggregate principal amount of $690,000. The Bridge Notes were scheduled to mature on February 11, 2022, subject to the requirement that we redeem the Bridge Notes prior to such date with the net proceeds of any future offering of our securities. The notes were redeemed in full as a result of the securities offering on December 7, 2021. The Notes did not bear interest other than upon an event of default, and were not convertible into the Company’s common stock. In addition, the Notes were subject to covenants, events of defaults and other terms and conditions customary in transactions of this nature. The Company amortized the on-issuance discount and financing fees totaling $758,426 to interest expense with respect to these notes.

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

During the nine-months ended September 30, 2022 there was no amortization to interest expense. During the nine-months ended September 30, 2021, the Company amortized $1,755,104 to interest expense. As of September 30, 2022, total discounts were $0.

During the nine-months ended September 30, 2021, the Company issued an aggregate of 789,727 shares upon the conversion of $1,383,331 of outstanding principal, interest and fees on outstanding notes, and 37,870 shares upon the cashless exercise of 43,167 warrants.

NOTE 5 – DERIVATIVE LIABILITIES

Derivative Liabilities

As-of September 30, 2022, the Company had no outstanding derivative liabilities and there was no derivative activity during the Nine-Months ended September 30, 2022.

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

In August 2021, we completed the sale of 15% Original Issue Discount Senior Notes (“Bridge Notes”) in the aggregate principal amount of $4,456,176 to a group of institutional investors (the “Purchasers”). A portion of the proceeds were used to repay the principal, accrued interest, pre-payment fees and other premiums of all the outstanding convertible notes as well as all previously outstanding warrants with re-pricing and anti-dilutive features. The result was $0 in derivative liabilities as-of the period ended September 30, 2021.

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

During the Nine-Months ended September 30, 2022, Messrs. Warbington and Dickerson received 10-year options to purchase an aggregate of 111,187 shares of common stock with an exercise price of $1.69. The options vested immediately as to 25% of the shares subject to the option, and will vest in three equal installments of 25% of the shares subject to the option on each of the next three annual anniversary dates of the grant date. The value of the options was determined to be $145,525 based upon the Black-Scholes method, see variables used below.

Inputs Used

Annual dividend yield	$-
Expected life (years)	10.0
Risk-free interest rate	0.81%
Expected volatility	92.95%
Common stock price	$1.69

During the Nine-Months ended September 30, 2021, the fair market value of the options was insignificant to the financial statements.

Since the expected life of the options was greater than the Company’s historical stock information available, the Company determined the expected volatility based on price fluctuations of comparable public companies.

There were no options issued during the Nine-Months ended September 30, 2021.

Option activity for the Nine-Months ended September 30, 2022 consists of the following:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2021	7	$7,500	4.64
Issued	111,817		-
Exercised	-	-	-
Expired	-	-	-
Outstanding, September 30, 2022	111,824	$2.16	9.32
Vested, September, 30, 2022	27,961	$3.57	9.32

NOTE 7 – STOCKHOLDERS’ EQUITY

On May 3, 2022, the “Company” completed the sale of (i) 2,991,669 shares of common stock, and pre-funded warrants to purchase 4,563,887 shares of common stock (the “Pre-Funded Warrants”), and (ii) accompanying warrants to purchase 15,111,112 shares of common stock (the “Common Warrants”), at a combined offering price of $2.25 per share of common stock/Pre-Funded Warrant and related Common Warrant, to a group of institutional investors (the “Purchasers”), pursuant to a Securities Purchase Agreement between the Company and the Purchasers dated as of April 28, 2022 (the “Purchase Agreement”), resulting in gross proceeds to the Company of approximately $17,000,000. The transaction was effected pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506(b) promulgated thereunder.

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

The issuances and exercises during the Nine-Months ended September 30, 2022, are as follows:

Outstanding at December 31, 2021	6,604,820
Issuances	20,808,332
Exercises	(4,563,887)
Outstanding at September 30, 2022	22,849,272
Weighted Average Price at September 30, 2022	$2.66

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, management reviewed all material events through November 15, 2022, for these financial statements. The material subsequent events are as follows:

On October 20, 2022 the Company announced it has produced an allogenic Cell Line called AlloStem™, which includes a Master Cell Bank and a Drug Master File which shall be submitted for FDA registration. The importance of the company creating and developing such assets, as opposed to licensing agreements with third parties, provides further de-risking of an important component to many of our programs, including, but not limited to, the ImmCelz® immunotherapy platform for multiple diseases, OvaStem® for Premature Ovarian Failure, AlloStem™ for Type 1 diabetes, StemSpine® for lower back pain, and IPSCelz ™ inducible pluripotent stem cell program in ongoing development with Greenstone Biosciences.

On November 3, 2022 the Company announced he U.S. Food and Drug Administration has cleared the Company's Investigational New Drug (IND) application, enabling the Company to proceed with initiating a clinical trial for Type 1 Diabetes using AlloStem™ AlloStem™ leverages a unique approach to harnessing the power of Perinatal Tissue Derived Cells® (PRDC) to multi-potentialities, including self-renewal ability, low antigenicity, reduced toxicity, and large-scale clinical expansion. The primary objective of the study (CELZ-201) is to evaluate AlloStem™ in patients with newly diagnosed Type 1 Diabetes. Patient recruitment is expected to begin in Q1 2023 with trial commencement updates to follow.

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

The Company has produced an allogenic Cell Line called AlloStem™, which includes a Master Cell Bank and a Drug Master File which shall be submitted for FDA registration. This is an important component to many of our programs, including, but not limited to, the ImmCelz® immunotherapy platform for multiple diseases, OvaStem® for Premature Ovarian Failure, AlloStem™ for Type 1 diabetes, StemSpine® for lower back pain, and IPSCelz ™ inducible pluripotent stem cell program in ongoing development with Greenstone Biosciences.

The Company is working with Greenstone Biosciences Inc. in Palo Alto, CA to develop a human induced pluripotent stem cell (iPSC) pipeline for the Company's ImmCelz® platform. The project is identified as iPScelzTM. Human iPSc's are genetically reprogrammed to differentiate into a wide array of human cell and tissue types, possess the ability to proliferate almost indefinitely in culture, and represent a single source of cells that could be used to replace those lost to damage or disease. Beyond the therapeutic benefits offered by iPSC, the next generation iPScelzTM pipeline for ImmCelz® will enable the ability for large scale production and sustainability, while helping to reduce long term costs of manufacturing.

On November 3, 2022 the Company announced he U.S. Food and Drug Administration has cleared the Company's Investigational New Drug (IND) application, enabling the Company to proceed with initiating a clinical trial for Type 1 Diabetes using AlloStem™ AlloStem™ leverages a unique approach to harnessing the power of Perinatal Tissue Derived Cells® (PRDC) to multi-potentialities, including self-renewal ability, low antigenicity, reduced toxicity, and large-scale clinical expansion. The primary objective of the study (CELZ-201) is to evaluate AlloStem™ in patients with newly diagnosed Type 1 Diabetes. Patient recruitment is expected to begin in Q1 2023 with trial commencement updates to follow.

Results of Operations – For the Three-month Periods Ended September 30, 2022 and 2021

Gross Revenue. We generated $55,000 in revenue for the three-month period ended September 30, 2022, in comparison with $10,000 for the comparable quarter a year ago. The increase of $45,000 or 450% was primarily due to new physician recruitment.

Cost of Goods Sold. We generated $16,000 of cost of goods sold for the three-month period ended September 30, 2022, in comparison with $4,000 cost of goods sold for the comparable period a year ago.  The increase of $12,000 or 300% was due to the increased sales.

Gross Profit/(Loss). We generated a gross profit of $39,000 for the three-month period ended September 30, 2022, in comparison with $6,000 gross profit for the comparable period a year ago. The increase of $33,000 or 550% was due to the increased sales.

General and Administrative Expenses. General and administrative expenses for the three-month period ended September 30, 2022, totaled $805,461 in comparison with $757,235, for the comparable quarter a year ago. The increase of $48,226 or 6% is primarily due to approximately $87,000 in director and officer insurance premiums that began in September 2021, an increase of approximately $164,000 in increased net salary expenses from terminating the management service agreement in September 2021 and entering into direct employment arrangements with our CEO, CFO and the hiring of other key leaders of the management team, an increase of approximately $58,000 in marketing expenses as we ramp-up our commercial activity, and an increase of $139,000 in outside consulting expenses focused on moving key elements of our programs forward along with investments in intellectual property, offset by a reduction of $374,000 in stock-based compensation.

Amortization Expenses. Amortization expenses for the three-month periods ended September 30, 2022 and 2021, totaled $23,021.

Research and Development Expenses. Research and development expenses for the three-month period ended September 30, 2022, totaled $230,940 in comparison with $59,180, for the comparable quarter a year ago. The increase of $171,760 or 290% reflects investments in in regulatory, research, laboratory and manufacturing resources required to move our programs forward.

Other Income/Expense. Other income for the three-month period ended September 30, 2022 was $38,083, in comparison with a loss of $1,010,160, for the comparable quarter a year ago. The increased income of $1,048,243, is driven by the elimination of convertible debt that eliminated interest expense in 2022 compared to $1,305,273 in 2021, a loss of $184,044 on the change of fair value of derivative liabilities in 2021, offset by a gain of $489, 157 from the extinguishment of convertible notes in 2021 and $38,083 in interest income from short-term certificate of deposit investments in 2022.

Net Income/Loss. For the reasons stated above, our net loss for the three-month period ended September 30, 2022, totaled $982,339 in comparison to a loss of $1,010,160, for the comparable quarter a year ago.

Results of Operations – For the Nine-month Periods Ended September 30, 2022 and 2021

Gross Revenue. We generated $70,000 in revenue for the nine-month period ended September 30, 2022, in comparison with $20,000 in revenue for the comparable period a year ago. The increase of $50,000 or 250% was primarily due to new physician recruitment.

Cost of Goods Sold. We generated $22,791 of cost of goods sold for the nine-month period ended September 30, 2022, in comparison with $8,500 cost of goods sold for the comparable period a year ago. The increase of $14,291 or 168% was primarily due to new physician recruitment.

Gross Profit/(Loss). We generated a gross profit of $47,209 for the nine-month period ended September 30, 2022, in comparison with $11,500 gross profit for the comparable period a year ago. The increase of $35,709 or 311% was due to the increased sales.

General and Administrative Expenses. General and administrative expenses for the nine-month period ended September 30, 2022, totaled $3,043,946 in comparison with $1,536,479, for the comparable period a year ago. The increase of $1,507,467 or 98% is primarily due to approximately $392,000 in director and officer insurance premiums that began in September 2021, an increase of approximately $542,000 in increased net salary expenses offset by the termination of the management service agreement in September 2021 and entering into direct employment arrangements with our CEO, CFO and the hiring of other key leaders of the management team, $226,000 in Board of Director expenses as a result of bringing on independent board members, an increase of approximately $337,000 in marketing expenses, and an increase of $381,000 in outside consulting expenses focused on moving key elements of our programs forward along with investments in intellectual property offset by a $536,000 reduction in stock-based compensation.

Amortization Expenses. Amortization expenses for the nine-month periods ended September 30, 2022 and 2021, totaled $69,063.

Research and Development Expenses. Research and development expenses for the nine-month period ended September 30, 2022, totaled $900,635 in comparison with $59,180, for the comparable period a year ago. The increase of $841,455 or 1,422% reflects investments in in regulatory, research, laboratory and manufacturing resources required to move our programs forward.

Other Income/Expense. Other income for the nine-month period ended September 30, 2022 was $38,083, in comparison with 24,740,463, for the comparable period a year ago. The decreased income of $24,702,380, is primarily driven by the 2021 gain of $26,030,549 in the change in the fair value of derivative liabilities and a gain of $585,601 on the extinguishment of convertible notes, offset by interest expense of $1,875,687 in 2021 that was tied to convertible debt.

Net Income/Loss. For the reasons stated above, our net loss for the nine-month period ended September 30, 2022, totaled $3,928,352 in comparison to net income of $23,087,241, for the comparable period a year ago.

Liquidity and Capital Resources

As of September 30, 2022, we had $21,990,370 of available cash and short-term certificates of deposit and positive working capital of approximately $21,609,307. In comparison, as of December 31, 2021, we had approximately $10,723,807 of available cash and positive working capital of approximately $9,686,780.

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

Cash Flows

Net Cash used in Operating Activities. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was $4,205,732 for the nine-month period ended September 30, 2022 in comparison to $1,054,446 for the comparable period a year ago, an increase of $3,151,286 or 299%. The increase in cash used in operations was primarily related to the increased expenses mentioned above.

Net Cash used in Investing Activities. There was $5,021,307 cash used to invest in short-term certificates of deposit in the nine-month period ended September 30, 2022 compared to $200,000 used as an advance to a related party for comparable period a year ago.

Net Cash From Financing Activities. We raised $15,472,232 during the nine-month period ended September 30, 2022 through the issuance of common stock and pre-paid warrants, net of offering costs. We raised $3,534,364 through the issuance of convertible debt, preferred stock and a related party advance in the nine-month period ended September 30, 2021.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of September 30, 2022 we were not involved in any legal proceedings.

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

Creative Medical Technology Holdings, Inc.

Date: November 10, 2022	By	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial Officer)

