Form 10-K
period 2022-12-31
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2023-03-31
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates was $6,193,548 based on the closing price on the over-the-counter market of such common stock on such date.

As of March 31, 2023, there were 14,076,238 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2023 Annual Meeting of Stockholders which will be filed with the Commission no later than 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this report.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K contains certain forward-looking statements. All statements other than statements of historical facts contained or incorporated by reference in this Annual Report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Although we believe that our plans, intentions and expectations reflected in the forward-looking statements are reasonable, we cannot be sure that they will be achieved. Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: our history of losses; our inability to receive regulatory approval for our products; later discovery of previously unknown problems; reliance on third parties; competition between us and other companies in the industry; delays in the development of products; our ability to raise additional capital; continued services of our executive management team; and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors”. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

2

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2022

Item 1. Business

Overview

We are a commercial stage biotechnology company dedicated to the advancement of identifying and translating novel biological therapeutics in the fields of immunotherapy, endocrinology, urology, neurology and orthopedics. Our platforms, therapies and products include the following:

Our subsidiary, Creative Medical Technologies, Inc. (“CMT”), was originally created to monetize U.S. Patent No. 8,372,797 and related intellectual property related to the treatment of erectile dysfunction (“ED”), which it acquired in February 2016. Subsequently, we have expanded our development and acquisition of intellectual property beyond urology to include therapeutic treatments utilizing “re-programmed” stem cells, and the treatment of neurologic disorders, lower back pain, Type-1 diabetes, and heart, liver, kidney, and other diseases using various types of stem cells through our ImmCelz, Inc., StemSpine, Inc. and AlloCelz LLC subsidiaries. However, neither ImmCelz Inc., nor AlloCelz LLC have commenced commercial activities.

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

In 2020, through our ImmCelz Inc. subsidiary, we began developing treatments that utilize a patient’s own extracted immune cells that are then “reprogrammed/supercharged” by culturing them outside the patient’s body with optimized cell-free factors. The immune cells are then re-injected into the patient from whom they were extracted. We believe this process endows the immune cells with regenerative properties that may be suitable for the treatment of multiple indications. In contrast to other stem cell-based approaches, the immune cells are significantly smaller in size than stem cells and are believed to more effectively penetrate areas of the damaged tissues and induce regeneration. In March 2022 we contracted with The University of Miami and the Diabetes Research Institute to further develop, test and manufacture our ImmCelz technology. Results, products and all intellectual property related to this work is owned by the Company.

In June 2022, we signed an agreement with Greenstone Biosciences Inc. for the development of a human induced pluripotent stem cell (iPSC) pipeline for our ImmCelz® platform. This project was identified as iPScelz™. The efforts by Greenstone Biosciences Inc. are expected to complement and expand our current work on novel therapeutic cell lines. All data, products and intellectual property related to this work is owned by the Company.

In October 2022, we announced the development of our AlloStem™ Clinical Cell Line, a proprietary allogenic cell line which includes a Master Cell Bank and a Drug Master File which we intend to submit to the U.S. Food and Drug Administration (the “FDA”) for registration. We believe we will able to use this cell line for many of our programs, including our ImmCelz® immunotherapy platform for multiple diseases, OvaStem® for Premature Ovarian Failure, CELZ-201 for Type 1 diabetes, StemSpine® for lower back pain, and IPScelz ™ perinatal stem cell program in ongoing development with Greenstone Biosciences.

In November 2022, we announced that the FDA had cleared the Company’s AlloStem™ (CELZ-201) Investigational New Drug (IND) application for the treatment of Type 1 Diabetes, which will allow us to begin a Phase I/II clinical trial. The primary objective of the study (CELZ-201) will be to evaluate AlloStem™ in patients with newly diagnosed Type 1 Diabetes. Patient recruitment is expected to begin in 2023.

In addition to our clinical research efforts, we are currently seeking to expand the commercial sale and use of our CaverStem® and FemCelz® products by physicians in the United States.

We were incorporated on December 3, 1998, in the State of Nevada under the name Jolley Marketing, Inc. On May 18, 2016, we completed a reverse merger transaction under which Creative Medical Technologies, Inc. became our wholly owned subsidiary. In connection with this merger, we changed our name to Creative Medical Technologies Holdings, Inc. to reflect our current business.

On December 7, 2021, we received gross proceeds of $16,003,750, before deducting underwriting discounts and commissions of seven percent (7%) and offering expenses, upon the closing of a public offering of 3,875,000 shares of our common stock, and accompanying warrants to purchase 3,875,000 shares of common stock at an exercise price of $4.13 per share (“Warrants”), at a combined public offering price to the public of $4.13 per share of common stock and related Warrant. We used a portion of the net proceeds of the offering to (i) redeem 15% Original Issue Discount Senior Notes in the aggregate outstanding amount of $5,146,176, and (ii) repurchase Series A Preferred Stock from our Chief Executive Officer for an aggregate purchase price of approximately $195,000. We intend to use the remaining proceeds from the offering to (i) hire marketing and sales personnel to support sales of our CaverStem® and FemCelz® products, (ii) proceed with a clinical study of 100 patients intended to support the safety and efficacy of our StemSpine® Regenerative Stem Cell Procedure for Treatment of Degenerative Disc Disease, (iii) conduct a Phase I clinical trial for the treatment of stroke utilizing our ImmCelzTM technology, (iv) continue to develop other products and therapies, and (v) fund working capital and general corporate purposes using any remaining amounts.

On May 3, 2022 we received gross proceeds of $17,000,000, before deducting placement agent fees and expenses, upon the closing of an unregistered sale of equity securities of (i) 2,991,669 shares of our common stock and pre-funded warrants to purchase 4,563,887 shares of common stock (the “Pre-Funded Warrants”), and (ii) accompanying warrants to purchase 15,111,112 shares of common stock at an exercise price of $2.00 per share (“Warrants”), at a combined offering price of $2.25 per share of common stock/Pre-Funded Warrant and related Warrant, to a group of institutional investors (the “Purchasers”). The Warrants have a five-year term, and an exercise price of $2.00 per share. The Pre-Funded Warrants do not expire and had an exercise price of $0.0001 per share. Roth Capital Partners acted as sole placement agent for the offering. We paid Roth a placement agent fee in the amount of $1,360,000 and issued Roth a warrant to purchase 1,133,333 shares of common stock with the same terms as the Warrants issued to the Purchasers. Pursuant to the Purchase Agreement, the Company and the Purchasers entered into a Registration Rights Agreement, pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission to register the resale of the shares of Common Stock issued in the offering and the shares of Common Stock underlying the Common Warrants and Pre-Funded Warrants. On May 10, 2022, we filed a Form S-3 registration statement to register the shares, common stock,  Warrants and Pre-Funded Warrants for resale. The registration went effective on May 19, 2022, fulfilling our contractual obligation. In addition, the Company’s directors and officers entered into Lock-Up Agreements under which they agreed not to sell any of their securities of the Company until 90 days following after the earliest of (i) the effective date of the Registration Statement, and (ii) the date all of the securities issued in the offering have been sold under Rule 144, or may be sold under Rule 144 without the Company being in compliance with the current public information requirement under such rule, and without any volume limitation. From June through July 2022, all of the Pre-Funded Warrants were exercised for shares of common stock.

Our principal executive offices are located at 211 E Osborn Road, Phoenix, AZ 85012.

Our Products

CaverStem® - Erectile Dysfunction Treatment

CaverStem® is a clinically proven, patented procedure (U.S. Patent No. 8,372,797) that utilizes a patient’s own stem cells to treat erectile dysfunction (ED). The procedure has been demonstrated safe and effective in clinical trials and is geared to the estimated nine million men in the United States that suffer from ED and do not respond to PDE5 inhibitors in drugs such as Viagra and Cialis due to damage to smooth muscle and blood vessels.

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

In August 2017, we completed recruitment on a clinical trial of the CaverStem® procedure conducted by the Los Angeles Biomedical Research Institute at Harbor-UCLA Medical Center. Following completion of recruitment and treatment of the study subjects, an independent Institutional Review Board (IRB) overseeing the study validated the procedure as safe. In the same time frame, other worldwide, peer-reviewed and published clinical trials using the same procedure validated the efficacy of the ED treatment. As a result of these two developments, management concluded the CaverStem® procedure is both safe and effective and commenced marketing activities in November of 2017. From November 2017, through September 2020, the data from 40 patients in the clinical trial was combined with data from a 100-patient clinical registry and analyzed. The results were then submitted to the Journal of Translational Medicine for peer-review and publication and subsequently published in its January 2020 edition. The peer-reviewed results validated 100% safety and 85% efficacy of the CaverStem® procedure. This marked the largest ever study of the safety and efficacy of bone marrow stem cells used to treat erectile dysfunction.

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

Lower back pain is the single leading cause of disability worldwide, affecting mobility, functionality, and the emotional state. To date, treatment options have ranged from prescription medication, to physical therapy and even acupuncture. Unfortunately, in patients whose lower back pain originates from disc degeneration, existing approved treatments do not address the underlying cause, but only symptoms.

Recent U.S. clinical trials using stem cells administered directly into the disc have shown promise in regenerating injured discs, and by this means reducing pain in some patients. Companies such as Mesoblast Limited have patient follow-ups as long as three years post injection and show some degree of pain reduction and disc regeneration without adverse effects.

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

On February 14, 2023, we announced positive three-year follow-up data for the Company's StemSpine® pilot study. The three-year data demonstrate continued efficacy of the StemSpine® procedure for treating chronic lower back pain without any serious adverse effects reported. There were no safety related concerns at up to three years, and the StemSpine® procedure resulted in a continued efficacy rate of 87% of patients that participated in the pilot study. No patients required re-dosage or surgical intervention since the last follow-up at two years.

StemSpine® is a U.S. registered trademark (Reg. No. 5997521).

ImmCelz™ - Personalized Supercharged Immune Therapy (Pre-Clinical Trials)

We are developing our ImmCelz™ technology for the treatment of multiple indications.

ImmCelz™ utilizes a patient’s own extracted immune cells that are then “reprogrammed” by culturing them outside the patient’s body with optimized secreted factors. The immune cells are then re-injected into the patient from whom they were extracted. In contrast with other stem cell-based approaches, the immune cells are significantly smaller in size than stem cells and are believed to more effectively penetrate areas of the damaged tissues and induce regeneration.

Unlike our CaverStem®, FemCelz® and StemSpine® procedures, because the patient’s cells are reprogrammed/supercharged prior to reinjection, we will require FDA approval before we can market or sell ImmCelz™.

We developed ImmCelz™ initially using co-culture techniques which have now been advanced to a cell-free culture system. We have also utilized certain cell-free factors pursuant to a license agreement we entered into with Jadi Cell LLC, which is owned and controlled by Dr. Patel. We have been granted the right to exploit Jadi Cell’s patent rights (including U.S. Patent Number 9,803,176 and similar patents issued by other countries) and proprietary know how in connection with the enhancement of autologous cells. However, based on our current development of the ImmCelz™ platform, we have engineered the next generation of cell-free secreted factors which are independent of the Jadi Cell LLC license. We continue to have the previously licensed platform from Jadi Cells LLC for the first generation ImmCelz™.

We have filed an application with the USPTO to trademark ImmCelzTM (Ser. No. 88829362).

OvaStem™ - Stem Cell Therapy for Premature Ovarian Failure

We are developing our OvaStem™ technology for the treatment of female infertility. Our treatment is intended to treat women suffering from infertility induced by factors such as chemotherapy and other non-natural causes, as well as age-associated infertility, and infertility with unexplained causes. In these cases, IVF treatment may not be appropriate as the woman’s ovaries are not able to generate eggs capable of being fertilized. Studies have shown that the introduction of stem cells into dysfunctional ovaries induce fertility, reduce ovarian fibrosis, accelerate maturation of immature oocytes, and restore growth factor production damaged by aging and cancer interventions. Accordingly, we believe that our OvaStem™ procedure may be a suitable treatment for these women with damaged ovaries.

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

On July 28, 2022, we announced positive three-year follow up data for the Company's OvaStem® pilot study.  The data shows significant efficacy of the OvaStem® procedure for the treatment of medical refractory Primary Ovarian Insufficiency (POI) without any serious adverse effects and the successful birth of healthy babies.

Other Products and Services

                Additional Indications

We are also exploring the use of our technologies and/or have filed patents covering treatments for

•	Preventing the rejection of transplanted organs
•	Kidney failure
•	Liver failure
•	Type 1 Diabetes
•	Heart attack
•	Parkinson’s Disease

Marketing

We market our CaverStem® and FemCelz® procedures using a multifaceted marketing approach that includes:

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

The first product we marketed was the CaverStem® procedure to treat erectile dysfunction, which was initiated in November 2017. We subsequently initiated marketing of FemCelz® in March 2020. The two procedures are now offered in the following eight markets:

•	Arkansas – Martinsburg
•	California

o	Roseville
o	San Francisco

•	Florida – Orlando
•	Ohio - Dublin
•	Texas

o	Austin
o	San Antonio

•	West Virginia - Fayetteville

To-date, we have recruited physicians by partnering with independent sales representatives who represent the Company to physicians across the United States and Europe. Going forward, management plans to continue to partner with independent sales representatives.

Intellectual Property

We have developed and acquired a robust intellectual property portfolio related to the utilization of stem cells to improve patient lives in the areas of urology, neurology, and orthopedics. Our patent portfolio is currently composed of four issued patents and ten pending patent applications filed in the United States with the USPTO as follows:

Issued Patents

Title	Application Number	Application Filing Date	Patent Number
Treatment of Erectile Dysfunction by Stem Cell Therapy	12305589	06/22/2007	8,372,797
Treatment Of Disc Degenerative Disease	12301597	09/30/2009	9,598,673
Methods For Treatment Of Premature Ovarian Failure And Ovarian Aging Using Regenerative Cells	15652213	07/17/2017	10,792,310
Paraspinal Perfusion by Administration of T regulatory Cells Alone or in Combination with Angiogenic Cell Therapies	16009982	06/15/2018	10,842,815

Pending Patent Applications

Area	Application/Patent #	Description
Immunology	63395252	Prevention and Treatment of Reproductive Failure by Regenerative Cells and Adjuvants
Immunology	63351330	Generation of Conditioned Media from Inducible Pluripotent Stem Cell Derived Endothelial Progenitor Cells
Immunology	63389091	Overcoming TNF-alpha Blockade Resistance in Rheumatoid Arthritis by Regenerative T Regulatory Cell Therapy
Immunology	63248324	Suppression of Diabetes Using Exosomes from Stem Cell Programmed Myeloid Cells
Immunology	63270678	Regenerative T Regulatory Cells
Immunology	63351330	Generation of Conditioned Media from Inducible Pluripotent Stem Cell Derived Mesenchymal Stem Cells
Immunology	63297883	Regenerative CAR-T Cells
Immunology	63123380	Induction of Infectious Tolerance by Ex Vivo Reprogrammed Immune Cells
Immunology	63395836	Prevention and Treatment of Hair Loss
Endocrinology	63338417	Prevention of Menopause Associated Osteoporosis by Intra-ovarian Administration of Regenerative Cells
Endocrinology	63349976	Cellular Regenerative Therapeutics for Enhancement/Restoration of Endometrial Function
Immunology	10,792,310	Methods for Treatment of Premature Ovarian Failure and Ovarian Aging Using Regenerative Cells
Endocrinology	16759671	Augmentation of Fertility by Platelet Rich Plasma
Immunology	63343846	Repair of Ovarian Damage and Dampening of Inflammatory Microenvironment by Administration of Monocytic-Granulocytic Progenitors with Immune Modulatory Activities
Immunology	63340454	Immunological Enhancement of Stem Cell Activity in Treatment of Ovarian Failure
Immunology	63340450	Protection from Ovarian Failure by Low Dose Interleukin-2 Administration
Immunology	63340447	Stimulation of Ovarian Function Subsequent to Chemotherapy
Immunology	63343832	Cytokine Primed Regenerative Cells for Treatment of Ovarian Failure
Immunology	63343841	Degenerating Ovarian Microenvironment Resistant Mesenchymal Stem Cells
Immunology	15617813	Adipose Derived Immunotherapy of Recurrent Spontaneous Abortion
Immunology	63349297	Gene Therapeutics for Enhancement/Restoration of Endometrial Function
Immunology	15702735	Inducing and Accelerating Post-Stroke Recovery by Administration of Amniotic Fluid Derived Stem Cells
Immunology	15987739	Generation of Autologous Immune Modulatory Cells for Treatment of Neurological Conditions
Immunology	63313313	Methods for Quantifying Potency of Regenerative Immunotherapies

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

We paid CMH the $100,000 obligation of the initial payment due under this agreement, by a $50,000 cash payment and the issuance of 6,667 shares of common stock on December 12, 2020. On December 31, 2020, following our announcement with respect to the clinical commercialization of the StemSpine technology, we paid CMH $50,000 of the $300,000 obligation due under this agreement through the issuance of 133 shares of common stock. On September 30, 2021, we paid CMH an additional $40,000 of the $300,000 obligation due under this agreement through the issuance of 84,656 shares of common stock, and in January 2021 we paid CMH an additional $50,000 of the $300,000 obligation due under this agreement through the issuance of 89,286 shares of common stock. The remaining portion of the $300,000 obligation has been paid in cash.

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

Trademarks

We have obtained trademark registration for CaverStem®, StemSpine® and FemCelz®, and have trademark applications pending for ImmCelz™, OvaStem™, iPScelz™, AlloStem™ and Alova™.

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

Similarly, while there are many treatments available for female sexual dysfunction, we are not aware of any competitor for our FemCelz® procedure that uses or proposes to use autological stem cells to treat female sexual dysfunction, nor are we aware of any potential competitor for OvaStem™ that uses or proposes to use autologous stem cells to treat women with damaged ovaries who do not respond to available medications.

Companies working in the area of regenerative medicine with regard to the disc and spine include, among others, Mesoblast, SpinalCyte, BioRestorative Therapies, DiscGenics and Isto Biologics. Companies working in the area of regenerative medicine to treat stroke victims include Athersys, Inc., among others, although our competitors’ treatments are injected into the disc, and our treatment is injected around the disc.

Government Regulation

U.S. Government Regulation

The health care industry is highly regulated in the United States. The federal government, through various departments and agencies, state and local governments, and private third-party accreditation organizations, regulate and monitor the health care industry, associated products, and operations. The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, approval, manufacture, distribution, and marketing of medical products, including drugs, biologics, and medical devices. These agencies and other federal, state, and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, post-approval monitoring, advertising, promotion, sampling and import and export of medical products. The following is a general overview of the laws and regulations pertaining to our business.

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

In addition, pursuant to the “Same Surgical Procedure Exception” under Section 1271.15(b) of the HCT/P Regulations, the FDA has provided guidance that exempts HCT/Ps from Section 361 of the PHS Act where autologous cells are removed from an individual and implanted into the same individual during a single surgical procedure without intervening processing steps. The FDA’s rationale is that this type of procedure raises no additional risks beyond that typically associated with surgery. Management has determined that our CaverStem® and FemCelz® procedures and therapies are exempt from the FDA premarket review and approval process and other HCT/P Regulations under the Same Surgical Procedure Exception, and that our StemSpine® and OvaStem™ procedures and therapies will be similarly exempt. Conversely, because our ImmCelz™ therapy will treat a patient’s stem cells with Jadi Cells before being injected back into the patient, we will need to obtain FDA regulatory approval for ImmCelz™ in the same manner as a standard drug, as described below.

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

For purposes of an NDA or BLA approval by the FDA, human clinical trials are typically conducted in the following phases (which may overlap):

•

Phase 1: The investigational product is initially given to healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution, and excretion. These trials may also provide early evidence on effectiveness. During Phase 1 clinical trials, sufficient information about the investigational product’s pharmacokinetics and pharmacologic effects may be obtained to permit the design of well-controlled and scientifically valid Phase 2 clinical trials.

14

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

•

Phase 3: Phase 3 clinical trials are undertaken after Phase 2 clinical trials demonstrate that a dosage range of the investigational product appears effective and has a tolerable safety profile. The Phase 2 clinical trials must also provide sufficient information for the design of Phase 3 clinical trials. Phase 3 clinical trials are conducted to provide statistically significant evidence of clinical efficacy and to further test for safety risks in an expanded human subject population at multiple clinical trial sites. These clinical trials are intended to further evaluate dosage, effectiveness, and safety, to establish the overall benefit-risk profile of the investigational product and to provide an adequate basis for product labeling and approval by the FDA. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of an investigational drug or biologic.

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

In the event that the FDA does not regulate our product candidates in the United States solely under the HCT/P regulation, our products and activities could be regulated as drug or biological products under the FDCA. If regulated as drug or biological products, we will need to expend significant resources to ensure regulatory compliance. If an IND and NDA or BLA are required for any of our product candidates, there is no assurance as to whether or when we will receive FDA approval of the product candidate. The process of designing, conducting, compiling, and submitting the non-clinical and clinical studies required for NDA or BLA approval is time-consuming, expensive, and unpredictable. The process can take many years, depending on the product and the FDA’s requirements.

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

Any product submitted to the FDA for marketing, including under a Fast Track program, may also be eligible for the following other types of FDA programs intended to expedite development and review:

•

Breakthrough therapy designation. To qualify for the breakthrough therapy program, product candidates must be intended to treat a serious or life-threatening disease or condition, and preliminary clinical evidence must indicate that such product candidates may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives intensive guidance on an efficient drug development program, intensive involvement of senior managers and experienced staff on a proactive, collaborative, and cross-disciplinary review, and rolling review.

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

Further, with the passage of the 21st Century Cures Act, or the Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine advanced therapy, or RMAT (which may include a cell therapy), that is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such disease or condition. The benefits of a RMAT designation include early interactions with the FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

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

The FDA premarket clearance and approval process can be lengthy, expensive, and uncertain. It generally takes three to twelve months from submission to obtain 510(k) premarket clearance, although it may take longer. Approval of a PMA could take one to four years, or more, from the time the application is submitted and there is no guarantee of ultimate clearance or approval. Securing FDA clearances and approvals may require the submission of extensive clinical data and supporting information to the FDA. Additionally, the FDA actively enforces regulations prohibiting marketing and promotion of devices for indications or uses that have not been cleared or approved by the FDA. In addition, modifications or enhancements of products that could affect the safety or effectiveness or effect a major change in the intended use of a device that was either cleared through the 510(k) process or approved through the PMA process may require further FDA review through new 510(k) or PMA submissions.

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

Other Applicable U.S. Laws

In addition to the above-described regulation by United States federal and state government, the following are other federal and state laws and regulations that could directly or indirectly affect our ability to operate the business:

•	state and local licensure, registration, and regulation of the development of pharmaceuticals and biologics;

•	state and local licensure of medical professionals;

•	state statutes and regulations related to the corporate practice of medicine;

•	other laws and regulations administered by the FDA;

•	other laws and regulations administered by HHS;

•	state and local laws and regulations governing human subject research and clinical trials;

•	the federal physician self-referral prohibition, also known as Stark Law, and any state equivalents to Stark Law;

•	the federal False Claims Act, or FCA;

•	the federal Anti-Kickback Statute, or AKS, and any state equivalent statutes and regulations;

•	federal and state coverage and reimbursement laws and regulations;

•	state and local laws and regulations for the disposal and handling of medical waste and biohazardous material;

•	Occupational Safety and Health Administration, or OSHA, regulations, and requirements;

•

the Physician Payments Sunshine Act (in the event that our products are classified as drugs, biologics, devices, or medical supplies and are reimbursed by Medicare, Medicaid, or the Children’s Health Insurance Program);

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

Employees

We currently employ four people on a full-time basis and multiple consultants on a part-time basis. None of our employees belong to a union. We believe relations with our employees are good.

Research and Development

Research and development expenses for the year ended December 31, 2022, totaled $6,268,854. This reflects expenses associated with the acquisition of research tools  associated with the development of our drug master file, laboratory research in preparation of our master cell bank submittal to the FDA, the approval of our FDA application for a Type I Diabetes Phase I/II clinical trial, the manufacturing and testing of our ImmCelz™ cell line, and the development of our iPSC cell line in partnership with Greenstone Biosciences Inc. Research and development expenses for the year ended December 31, 2021 totaled $109,180.

Item 1A. Risk Factors

RISK FACTORS

Risks Related to our Financial Position and Capital Needs

We have incurred recent losses and our future profitability is uncertain.

We have incurred an operating loss of approximately $10.2 million for the year ended December 31, 2022, and a loss of approximately $3.1 million for the year ended December 31, 2021, respectively. We expect our operating losses to continue until such time, if ever, that product sales, licensing fees, royalties and other sources generate sufficient revenue to fund our operations. We cannot predict when, if ever, we might achieve profitability and cannot be certain that we will be able to sustain profitability, if achieved.

Even with the proceeds from our recent securities offerings, we will need additional capital to fund our operations as planned.

For the year ended December 31, 2022, our operations used approximately $7.8 million in cash. Cash used in operations consisted primarily of cash on hand and cash raised in our December 2021 public offering and our May 2022 private offering. At December 31, 2022, we had a combined cash and certificates of deposit balance of approximately $18.4 million.  Although we generated gross proceeds in excess of $30 million from our 2021 and 2022 securities offerings, we will need additional capital to maintain our operations, continue our research and development programs, conduct clinical trials, seek regulatory approvals and manufacture and market our products. We will seek such additional funds through public or private equity or debt financings and other sources. We cannot be certain that adequate additional funding will be available to us on acceptable terms, if at all. If we cannot raise the additional funds required for our anticipated operations, we may be required to reduce the scope of or eliminate our research and development programs, delay our clinical trials and the ability to seek regulatory approvals, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency. If we raise additional funds through future offerings of shares of our common stock or other securities, such offerings would cause dilution of current stockholders’ percentage ownership in the Company, which could be substantial. Future offerings could also have a material and adverse effect on the price of our common stock.

We have generated minimal revenues from our products. We will not achieve profitability unless we generate increased revenues from our current or proposed products or therapies.

Revenues generated from sales of our CaverStem® and FemCelz® kits were only $88,600 and $87,754 for the years ended December 31, 2022, and December 31, 2021, respectively. To sustain our operating costs and generate profits, we will need to significantly increase revenues from our CaverStem® and FemCelz® products or from our other products or therapies that have not yet been commercialized.

We expect to continue to incur significant financial losses in the future as we seek to proceed with our CELZ-201 Type I Diabetes clinical trial and other planned clinical trials.

We have received the necessary regulatory approval for our CELZ-201 Type I diabetes clinical trial. In addition, we are investing significant resources to submit our drug master file to the FDA, further develop our cell platforms, and file INDs for additional indications that utilize our cell platforms. We anticipate that our expenses will increase substantially as we:

•	initiate, conduct, and complete ongoing, anticipated, or future preclinical studies and clinical trials for our current and future product candidates;

•	seek marketing approvals for product candidates that successfully complete clinical trials; and

•	establish a sales, marketing, and distribution infrastructure to commercialize products for which we may obtain marketing approval.

Risks Related to Product Development, Regulatory Approval and Commercialization

Our product candidates’ commercial viability remains subject to current and future preclinical studies, clinical trials, regulatory approvals, and the risks generally inherent in the development of biopharmaceutical products. If we are unable to successfully advance or develop our product candidates, our business will be materially harmed.

In the near term, failure to successfully advance the development of our proposed products may have a material adverse effect on us. To date, other than limited sales generated from our CaverStem® and FemCelz® products, we have not successfully developed or commercially marketed, distributed, or sold any product candidate. The success of our business may depend upon our ability to successfully advance the development of our current and future product candidates through preclinical studies and clinical trials, where applicable, have the product candidates approved for sale by the FDA or regulatory authorities in other countries, and ultimately have the product candidates successfully commercialized by us or a commercial partner. We cannot assure you that the results of our ongoing preclinical studies or clinical trials will support or justify the continued development of our product candidates, or that we will receive the necessary approvals from the FDA, or similar regulatory authorities in other countries, to advance the development of our product candidates.

We may not be successful in our commercialization efforts for our proposed products and therapies, which may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

To the extent we possess or obtain the necessary regulatory approval for our proposed products and therapies, we still may not be successful in our commercialization efforts or in gaining sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. Market acceptance will require us to build and maintain strong relationships with healthcare professionals that treat the indications our therapies are intended to address. A failure to build or maintain these important relationships with these healthcare professionals and treatment centers could result in lower market acceptance. Our efforts to educate physicians, patients, third-party payors, and others in the medical community on the benefits of our products and therapies may require significant resources and may never be successful. The degree of market acceptance of our products and therapies will depend on a number of factors, including:

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

We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including FDA approval. Our CaverStem® and FemCelz® products are exempt from the FDA premarket review and approval process as these autologous therapies involve treating the patient with his or her own cells. However, we will require FDA approval of CELZ-201 for the treatment of Type I diabetes and other indications. We have only limited experience in filing the applications necessary to gain regulatory approvals and have relied, and expect to continue to rely, in part, on consultants and third-party contract research organizations, or CROs, with expertise in this area to assist us in this process. Securing FDA approval requires the submission of extensive non-clinical and clinical data and supporting information to the FDA for each therapeutic indication to establish a product candidate’s safety and efficacy for each indication. If third parties we rely on fail to perform satisfactorily, or do not adequately fulfill their obligations under the terms of our agreements with them, our efforts to secure regulatory approval of our product candidates may be delayed or prove unsuccessful.

Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical trials are expensive and complex, can take many years and have uncertain outcomes. We cannot predict whether we will encounter problems with any of our completed, ongoing, or planned clinical trials that will cause us or regulatory authorities to delay or suspend clinical trials or delay the analysis of data from completed or ongoing clinical trials. We estimate that clinical trials of CELZ-201 for the treatment of Type I diabetes will continue for several years, but they may take significantly longer to complete. Failure can occur at any stage of the testing, and we may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent commercialization of our current or future therapeutic candidates, including but not limited to:

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

Currently, our CaverStem® and FemCelz® products and related medical procedures are paid for by patients and are not eligible for reimbursement from public or private insurers. As a general rule, reimbursement is available only for products and therapies that have been approved by the FDA. Our CaverStem® and FemCelz® products were exempt from the FDA premarket review and approval process as these autologous therapies involve treating the patient with his or her own cells. While we believe that the requirement that patients directly pay the cost for our CaverStem® and FemCelz® products and procedures make these procedures more attractive to doctors, these treatments are only available to patients that can afford to pay for them. Our success and the extent of our growth will depend in part on the extent to which reimbursement for the costs of our products and related treatments will be available from third party payers, such as public and private insurers and health systems.

The pharmaceutical business is subject to increasing government regulation and reform, including with respect to price controls, reimbursement, and access to therapies, which could adversely affect our future revenues and profitability.

Our existing and proposed products may not be considered cost-effective, and third-party or government reimbursement might not be available or sufficient. Globally, governmental, and other third-party payors are becoming increasingly aggressive in attempting to contain health care costs by strictly controlling, directly or indirectly, pricing and reimbursement and, in some cases, limiting or denying coverage altogether on the basis of a variety of justifications, and we expect pressures on pricing and reimbursement from both governments and private payors inside and outside the U.S. to continue.

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

We and our collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state personal information laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws and regulations that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH. Depending on the facts and circumstances, we could be subject to civil or criminal penalties if we knowingly use or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Later discovery of previously unknown problems could limit our ability to market or sell our products or therapies and can expose us to product liability claims.

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

Our lack of experience in conducting clinical trials in foreign jurisdictions may negatively impact the approval process in those jurisdictions. If we are unable to obtain and maintain required approval from one or more foreign jurisdictions where we would like to sell our products or therapies, we will be unable to market products as intended, our international market opportunity will be limited, and our results of operations will be harmed.

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

Our current sales, marketing and distribution capabilities consist of independent contractors who promote the sale of our CaverStem® and FemCelz® products to medical doctors. To generate sufficient revenues to support our operations, we will have to seek collaborators, especially for marketing and sales outside of the United States or invest significant amounts of financial and management resources to develop internal sales, distribution, and marketing capabilities. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing, and distribution functions on acceptable financial terms, or at all. In addition, our product revenues, and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute products that we develop ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. Even if we determine to perform sales, marketing, and distribution functions ourselves, we could face a number of additional related risks, including:

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

We face competition generally from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize any products that are safer, more effective, have fewer side effects or are less expensive than our products and therapies. These potential competitors may also compete with us in establishing clinical trial sites, and patient enrollment for clinical trials.

Our business and operations would suffer in the event of computer system failures or security breaches.

In the ordinary course of our business, we collect, store and transmit confidential information, including intellectual property, and proprietary business information. Despite the implementation of security measures, our internal computer systems, and those of our contract research organizations, or CROs, and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyberattacks, natural disasters, fire, terrorism, war and telecommunication and electrical failures. Cyberattacks are increasing in their frequency, sophistication, and intensity. Cyberattacks could include the deployment of harmful malware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Significant disruptions of our information technology systems or security breaches could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property and proprietary business information and personal information), and could result in financial, legal, business and reputational harm to us. If such disruptions were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Further, the COVID-19 pandemic has resulted in a significant number of our employees and partners working remotely, which increases the risk of a data breach or issues with data and cybersecurity. To the extent that any disruption or security breach results in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our future product candidates could be delayed.

Our internal controls were inadequate in our most recent year.

As a public company, our management is responsible for establishing and maintaining adequate internal control over financial reporting. In addition, we are required to include in our Annual Reports on Form 10-K, a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. As disclosed in Item 9A of this Annual Report on Form 10-K, management has concluded that our internal control over financial reporting was not effective for our year ended December 31, 2022, and has identified material weaknesses in our internal controls. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures, may make it difficult for us to ensure that the objectives of the control system are met. A failure of our controls and procedures to detect material errors or fraud could seriously harm our business and results of operations.

We are subject to risks arising from the recent global outbreak of the COVID-19 coronavirus.

The recent outbreak of the COVID-19 coronavirus has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, CROs, suppliers, manufacturers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease or shutdowns that may be requested or mandated by governmental authorities. During 2021 and 2022, COVID-19 has resulted in significantly reduced revenues from our CaverStem® and FemCelz® products, as elective procedures in general have been greatly reduced throughout the United States during the pandemic. In addition, the continued spread of COVID-19 could disrupt our clinical trials, supply chain and the manufacture or shipment of our products, and other related activities, which could have a material adverse effect on our business, financial condition and results of operations. COVID-19 has also had an adverse impact on global economic conditions which could impair our ability to raise capital when needed.

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

Our success to date has largely depended on the efforts and abilities of Timothy Warbington, our Chief Executive Officer and Don Dickerson, our Chief Financial Officer. Our ability to manage our operations and meet our business objectives could be adversely affected if, for any reason, such officers do not remain with us.

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

On July 8, 2022, we received a letter from The Nasdaq Stock Market stating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) because the closing bid price of our common stock was below $1.00 per share for 30 consecutive business days. Pursuant to Nasdaq’s Listing Rules, the Company had an initial 180-day grace period, until January 4, 2023, during which the Company could have regained compliance if the bid price of its common stock closed at $1.00 per share or more for a minimum of ten consecutive business days. The Company was eligible for an additional 180-day grace period if the Company met Nasdaq’s initial listing standards (other than with respect to minimum bid price) for The Nasdaq Capital Market. The Company applied for and received the additional 180-day grace period and now has until July 4, 2023, to meet the Nasdaq minimum bid price listing rule.  The Company intends to actively monitor the bid price for its common stock and is considering available options to regain compliance with the Nasdaq minimum bid price requirement.

If we fail to satisfy the minimum bid rule when required, or any other continued listing requirements of Nasdaq, Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

We will indemnify and hold harmless our officers and directors to the maximum extent permitted by Nevada law.

Our bylaws provide that we will indemnify and hold harmless our officers and directors against claims arising from our activities, to the maximum extent permitted by Nevada law. If we were called upon to perform under our indemnification agreement, then the portion of our assets expended for that purpose would reduce the amount otherwise available for our business.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not currently own any real property. Our corporate office is located at 211 East Osborn Road, Phoenix, Arizona, which we lease on a month-to-month basis. Management believes that this space is adequate to meet our current and foreseeable needs.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

 In October 2022, we terminated an employee for cause. Subsequent to the termination, in December 2022, the employee brought claims against us for breach of contract, wrongful termination and related claims in the Superior Court of the State California (Orange County).  The parties have submitted the action for arbitration before JAMS, where it is now pending.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “CELZ”.

Holders

As of March 31, 2023, the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name, was approximately 75.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of the most recent fiscal year ended December 31, 2022, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and Rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) and (b)) (c)
Equity compensation plans approved by security holders	111,817	(1)	$1.69	488,183	(1)
Equity compensation plans not approved by security holders	100,102	(2)	$10.71	27	(3)
Total	211,919		$5.67	376,393

_________________

(1)

Represents 58,580 shares of common stock issuable to Timothy Warbington, the Company’s Chief Executive Officer, under a ten-year option issued on February 9, 2022 with an exercise price of $1.69 per share, and (x) 53,237 shares of common stock issuable to Donald Dickerson, the Company’s Chief Financial Officer, under a ten-year option issued on February 9, 2022 with an exercise price of $1.69 per share, and shares available for issuance under the Company’s 2021 Equity Incentive Plan.

(2)

Represents (i) 20,000 shares of common stock issuable to Donald Dickerson, the Company’s Chief Financial Officer, under a ten-year warrant issued on December 28, 2020 with an exercise price of $2.00 per share, (ii) 10,000 shares of common stock issuable to Donald Dickerson under a ten-year warrant issued on July 15, 2021 with an exercise price of $15.00 per share, (iii) 20,000 shares of common stock issuable to Amit Patel, a former director of the Company, under a ten-year warrant issued on December 28, 2020 with an exercise price of $2.00 per share, (iv) 10,000 shares of common stock issuable to Amit Patel under a ten-year warrant issued on July 15, 2021 with an exercise price of $15.00 per share, (v) 10,000 shares of common stock issuable to Thomas Ichim, a former director of the Company, under a ten-year warrant issued on July 15, 2021 with an exercise price of $15.00 per share, (vi) 28,020 shares of common stock issuable to various consultants of the Company under three-year warrant issued in April and May 2021 with an exercise price of $15.00 per share; (vii) 95 shares of common stock issuable to a consultant of the Company under three-year warrant issued September 2020 with an exercise price of $1.45 per share, and (viii) 7 shares of common stock issuable under options granted under the Company’s 2016 Stock Incentive Plan.

(3)	Represents 27 shares available under the Company’s 2016 Stock Incentive Plan.

2021 Equity Incentive Plan

On September 6, 2021, the Company’s Board of Directors, and holders of a majority of the voting power of the Company’s stockholders approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”). The essential features of the 2021 Plan are outlined below:

Purpose. The 2021 Plan provides for the granting to our employees, officers, directors, consultants, and advisors of performance awards payable in shares of common stock, stock options (non-statutory and incentive), restricted stock awards, stock appreciation rights (“SARs”), restricted share units (“RSUs”) and other stock-based awards. The purpose of the 2021 Plan is to secure for the Company and its stockholders the benefits arising from capital stock ownership by eligible participants who are expected to contribute to the Company’s future growth and success. To date, we have not granted any awards under the 2021 Plan.

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

Overview

We are a commercial stage biotechnology company dedicated to the advancement of identifying and translating novel biological therapeutics in the fields of immunotherapy, endocrinology, urology, neurology and orthopedics. Our platforms, therapies and products include the following:

Our subsidiary, Creative Medical Technologies, Inc. (“CMT”), was originally created to monetize U.S. Patent No. 8,372,797 and related intellectual property related to the treatment of erectile dysfunction (“ED”), which it acquired in May 2016. Subsequently, we have expanded our development and acquisition of intellectual property beyond urology to include therapeutic treatments utilizing “re-programmed” stem cells, and the treatment of neurologic disorders, lower back pain, Type-1 diabetes, and heart, liver, kidney, and other diseases using various types of stem cells through our ImmCelz, Inc., StemSpine, Inc. and AlloCelz LLC subsidiaries. However, neither ImmCelz Inc.  nor AlloCelz LLC have commenced commercial activities.

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

In 2020, through our ImmCelz Inc. subsidiary, we began developing treatments that utilize a patient’s own extracted immune cells that are then “reprogrammed/supercharged” by culturing them outside the patient’s body with optimized cell-free factors. The immune cells are then re-injected into the patient from whom they were extracted. We believe this process endows the immune cells with regenerative properties that may be suitable for the treatment of multiple indications. In contrast to other stem cell-based approaches, the immune cells are significantly smaller in size than stem cells and are believed to more effectively penetrate areas of the damaged tissues and induce regeneration.

In June 2022, we signed an agreement with Greenstone Biosciences Inc. for the development of a human induced pluripotent stem cell (iPSC) pipeline for our ImmCelz® platform. This project was identified as iPScelz™. The efforts by Greenstone Biosciences Inc. are expected to complement and expand our current work on novel therapeutic cell lines.

In October 2022, we announced the development of our AlloStem™ Clinical Cell Line, a proprietary allogenic cell line which includes a Master Cell Bank and a Drug Master File. We believe we will able to use this cell line for many of our programs, including our ImmCelz® immunotherapy platform for multiple diseases, OvaStem® for Premature Ovarian Failure, CELZ-201 for Type 1 diabetes, StemSpine® for lower back pain, and IPScelz ™ inducible pluripotent stem cell program in ongoing development with Greenstone Biosciences.

In November 2022, we announced that the FDA had cleared the Company’s CELZ-201 Investigational New Drug (IND) application for the treatment of Type 1 Diabetes, which will allow us to begin a Phase I/II clinical trial. The primary objective of the study will be to evaluate CELZ-201 in patients with newly diagnosed Type 1 Diabetes. Patient recruitment is expected to begin in 2023.

In addition to our clinical research efforts, we are currently seeking to expand the commercial sale and use of our CaverStem® and FemCelz® products by physicians in the United States.

Results of Operations – For the Year Ended December 31, 2022, and for the Year Ended December 31, 2021

Gross Revenue. We generated $88,600 in gross revenue for the year ended December 31, 2022, in comparison with $87,754 for the comparable period a year ago. The increase of $846 or 1.0% is the result of lower revenue per unit offset by an increased number of unit sales. In the fourth quarter of 2021 we field tested an alternative sales and marketing program for CaverStem® whereby we marketed directly to the patient, collected the procedure fees from the patient and paid the physicians for their services. While this effort resulted in an increase in the number of procedures and gross revenues per procedure, gross margins were greatly reduced. As a result, in the first quarter of 2022, we reverted to our model of contracting with physicians, who resell our kits and bill their patients directly.

Cost of Goods Sold. We generated $28,491 in cost of goods sold for the year ended December 31, 2022, in comparison with $47,949 for the comparable period a year ago. The decrease of $19,458 or 40.6% is due to the effects of the business model change in the fourth quarter of 2021 as described above.

Gross Profit/(Loss). We generated $60,109 in gross profit for the year ended December 31, 2022, in comparison with $39,805 in gross profit for the comparable period a year ago. The increase of $20,304 or 51.0% is due to the increased per-unit profit from moving off the temporary shift to a direct-to-patient model in the fourth quarter of 2021.

Selling, General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2022, totaled $3,943,543, in comparison with $2,964,490 for the comparable period a year ago. The increase of 979,053, or 33% is primarily due to a net increase of $810,513 in salaries and wages from both new hires and the transition of our CEO and CFO from being reimbursed via management fees for most of 2021 to full-time employees throughout 2022, an increase of $423,209 associated with director and officer insurance, an increase of $355,984 in marketing expenses, an increase of $264,623 in consulting services, offset by a decrease of $688,146 relating to an expense associated with an accrual related to a vendor dispute in 2021, and a reduction of $526,634 in stock-based compensation.

Research and Development Expenses. Research and development expenses for the years ended December 31, 2022, totaled $6,268,854 in comparison to $109,180 for the comparable period a year ago. The increase of $6,159,674, or 5,641.8% was due to expenses associated with the acquisition of research tools and development of a drug master file, laboratory research in preparation of our master cell bank submittal to the FDA, the approval of our FDA application for a Type I Diabetes Phase I/II clinical trial, the manufacturing and testing of our ImmCelz™ cell line, and the development of our iPSC cell line in partnership with Greenstone Biosciences Inc.

Operating Loss. For the reasons stated above, our operating loss for the year ended December 31, 2022, was $10,244,372 in comparison with $3,125,949 for the comparable period a year ago.

Other Income. Other income for the year ended December 31, 2022, totaled $100,328 in comparison with $22,337,717 for the comparable period a year ago. The decreased income of $22,237,389 or 99.6%, is primarily due to a decrease of $26,030,549 in the in the fair value of derivative liabilities, a $585,601 decrease in the gain upon the extinguishment of convertible notes, offset by a $4,278,433 decrease in interest expense for the comparable period a year ago. In 2022, we had no outstanding promissory notes. In 2021 we incurred interest expense calculated on our promissory notes and we recorded the amortization of various debt discounts associated with our promissory notes. The discounts were the result of a combination of on-issuance discounts and fees, warrants issued with promissory notes, and derivative liabilities which are recorded due to the variability of the notes conversion price. The derivative liabilities were re-measured as of each reporting date.

Net Income/Loss. For the reasons stated above, our net loss for the year ended December 31, 2022, was $10,144,044 in comparison with income of $19,211,768 for the comparable period a year ago.

Amortization Expense. We acquired a patent (U.S. Patent No. 8,372,797) from CMH on February 2, 2016, in exchange for shares of our restricted common stock valued at $100,000. The patent expires in 2026 and we have elected to amortize the patent over a ten-year period on a straight-line basis. On August 25, 2016, CMT entered into a License Agreement which grants it the exclusive right to all products derived from US Patent No. 7,569,385 for multipotent amniotic fetal stem cells. Under the terms of the license agreement, CMT paid an initial license fee within 30 days of entering into the agreement. The patent expires in 2026 and we have elected to amortize the patent over a ten-year period on a straight-line basis. On May 17, 2017, CMT purchased U.S. Patent No. 9,598,673 covering use of various stem cells for treatment of lower back pain from CMH. Under the terms of the agreement, the Company was required to pay CMH $100,000. The agreement was modified in November 2017 to waive payment of the initial license fee, modify the fee structure, and add the ability to convert the outstanding payable balance into common shares. In November 2020, the Company announced the commercialization of the lower back procedure using a patient’s own cells (“autologous”). This milestone triggered a milestone payment due from the Company to CMH in the amount of $300,000, which was subsequently paid. The patent expires in 2027, and we have elected to amortize the patent over a ten-year period on a straight-line basis. In December 2020, we entered into a Patent License Agreement with Jadi Cells, Inc. Execution of the contract triggered a milestone payment due from the Company to Jadi Cells, Inc. in the amount of $250,000, which was paid with shares of our common stock in February 2022.

Amortization expense of $92,084 was recorded for the year ended December 31, 2022, representing the amortization of the ED, multipotent amniotic fetal stem cell and lower back pain patents and the Jadi Cell patent license agreement based upon the remaining life of the patents and license agreement. There was $92,084 of amortization expense recorded for the period ended December 31, 2021.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity capital expenditures or capital resources.

Liquidity and Capital Resources

As of December 31, 2022, we had $18,399,136 of available cash and certificates of deposit and positive working capital of approximately $15,425,798. In comparison, as of December 31, 2021, we had approximately $10,723,870 of available cash and positive working capital of approximately $9,686,780.

On May 3, 2022 we received gross proceeds of $17,000,000, before deducting placement agent fees and expenses, upon the closing of an unregistered sale of equity securities of (i) 2,991,669 shares of our common stock and pre-funded warrants to purchase 4,563,887 shares of common stock (the “Pre-Funded Warrants”), and (ii) accompanying warrants to purchase 15,111,112 shares of common stock at an exercise price of $2.00 per share (“Warrants”), and, at a combined offering price of $2.25 per share of common stock/Pre-Funded Warrant and related Warrant to a group of institutional investors (the “Purchasers”). The Warrants have a five-year term, and an exercise price of $2.00 per share. The Pre-Funded Warrants do not expire and had an exercise price of $0.0001 per share. Roth Capital Partners acted as sole placement agent for the offering. We paid Roth a placement agent fee in the amount of $1,360,000 and issued Roth a warrant to purchase 1,133,333 shares of common stock with the same terms as the common warrants issued to the purchasers. Pursuant to the Purchase Agreement, the Company and the Purchasers entered into a Registration Rights Agreement, pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission to register the resale of the shares of Common Stock issued in the offering and the shares of Common Stock underlying the common stock, Warrants and Pre-Funded Warrants. On May 10, 2022, we filed a Form S-3 registration statement to register the shares, Common Warrants and Pre-Funded Warrants for resale. The registration went effective on May 19, 2022, fulfilling our contractual obligation. In addition, the Company’s directors and officers entered into Lock-Up Agreements under which they agreed not to sell any of their securities of the Company until 90 days following after the earliest of (i) the effective date of the Registration Statement, and (ii) the date all of the securities issued in the offering have been sold under Rule 144, or may be sold under Rule 144 without the Company being in compliance with the current public information requirement under such rule, and without any volume limitation. From June through July 2022, all of the Pre-Funded Warrants were exercised for shares of common stock.

On December 7, 2021, we sold an aggregate of 3,875,000 shares of our common stock and accompanying warrants to purchase 3,875,000 shares of common stock at an exercise price of $4.13 per share, at a combined public offering price to the public of $4.13 per share of common stock and related Warrant, pursuant to an Underwriting Agreement we entered into Roth Capital Partners, LLC. We received gross proceeds of $16,003,750, before deducting underwriting discounts and commissions of seven percent (7%) of the gross proceeds and offering expenses. We used a portion of the proceeds from the offering to (i) redeem our Bridge Notes described below, in the aggregate outstanding amount of $5,146,176, and (ii) repurchase the Company’s Series A Preferred Stock from the Company’s Chief Executive Officer for an aggregate purchase price of approximately $195,000.

In addition to our 2021 public offering and smaller private convertible note and preferred stock financing transactions we completed in the last two years, in August 2021, we completed the sale of 15% Original Issue Discount Senior Notes (“Bridge Notes”) in the aggregate principal amount of $4,456,176. In connection with the sale of the Bridge Notes, holders of shares of our preferred stock issued earlier in 2021 exchanged such preferred stock for additional Bridge Notes in the aggregate principal amount of $690,000. We also issued to the purchasers of our Bridge Notes five-year warrants to purchase an aggregate of 363,046 shares of our common stock at an initial exercise price of $14.175 per share, subject to anti-dilution adjustment in the event of future sales of equity by us below the then exercise price, stock dividends, stock splits and other specified events.

Net Cash used in Operating Activities. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was $7,796,966 for the year-ended ended December 30, 2022, in comparison to $2,215,782 for the comparable period a year ago, an increase of $5,581,184 or 252%. The increase in cash used in operations was primarily related to an increase of $3,159,674 in research-related cash outlays associated with the acquisition of research assets, personnel and laboratory research in preparation of our master cell bank submittal to the FDA, development, submittal and FDA clearance of our  CELZ-201 Type I Diabetes phase I/II clinical trial, the manufacturing and testing of our ImmCelz™ cell line, and the development of our iPSC cell line in partnership with Greenstone Biosciences Inc. In addition, there was a net increase of $810,513 in salaries and wages from both new hires and the transition of our CEO and CFO from being reimbursed via management fees for most of 2021 to full-time employees throughout 2022, an increase of $761,327 associated with cash outlays for director and officer insurance, an increase of $355,984 in marketing expenses, an increase of $283,642 in consulting services, and payments associated with a vendor dispute in 2021.

Net Cash used in Investing Activities. Cash used in investing activities was $10,078,617 for the year ended December 31, 2022, related to the investment of $10,000,000 in certificates of deposit in comparison to $0 for the year ended December 31, 2021.

Net Cash from Financing Activities.

In the year ended December 31, 2022, we received $15,471,775 in net proceeds from the sale of common stock and warrants in our May 2022 private offering. In the year ended December 31, 2021, we received $14,758,488 in net proceeds from the sale of common stock and warrants in our December 2021 public offering, along with $4,784,790 from the issuance of convertible debt, preferred stock, and short-term, non-convertible notes, and we spent $6,925,032 on re-payment of notes, redemption of preferred stock, and payment of debt issuance and offering costs. The $2,630,592 or 20% increase in cash flows from financing activities was primarily related to a $713,287 increase in net proceeds between our December 2021 and May 2022 offerings and a net reduction of $1,916,848 associated with retirement of convertible debt and other financing related expenses incurred in 2021.

We have continued to realize losses from operations. However, as a result of our December 2021 and May 2022 offerings, we believe we will have sufficient cash to meet our anticipated operating costs and capital expenditure requirements through at least March 2024. We anticipate that we will need to raise additional capital in the future to support our ongoing operations and continue our clinical trials. We expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund the development of our proposed products through clinical development, manufacturing, and commercialization. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. There can be no guarantee that we will be successful in our ability to raise capital to fund future operational and development initiatives.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles accepted in the United States. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Creative Medical Technology Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Creative Medical Technology Holdings, Inc. (the Company) as of December 31, 2022, and 2021, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Material R&D Transaction

Description of the Matter:

As discussed in Note 8 to the financial statements, the Company purchased a set of components referred to as “research tools” in December 2022, that was recorded as R&D expense in the statement of operations. We note the transaction to be significant and required judgment on the part of management to determine the accounting treatment and disclosure. The transaction involved the purchase of tools that were created, in part, by a former director of the Company. Because the transaction was significant, involved judgment by management, and involved a former director of the Company, we identified this as a critical audit matter.

How We Addressed the Matter in Our Audit

We gained an understanding of the transaction and the parties involved by interviewing management and obtaining the signed agreement. We confirmed with third parties substantial details of the transaction, including speaking with the board of directors to ensure they had properly considered and discussed with management. We obtained and considered a report, which was drafted by a third party researcher, that assessed the usefulness and value of the research tools acquired. Furthermore, we verified the credentials of the third party. Once we completed these procedures, we evaluated the accounting treatment and disclosure based on accounting guidance for R&D assets acquired and related party disclosures.

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

March 31, 2023

We have served as the Company’s auditor since 2016.

PCAOB ID 0457

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$8,320,519	$10,723,870
Certificates of deposit	10,078,617	-
Accounts receivable	-	2,485
Inventory	10,194	10,866
Prepaids and other current assets	338,120	-
Total Current Assets	18,747,450	10,737,221

OTHER ASSETS
Other assets	3,281	3,281
Licenses, net of amortization	435,595	527,679
TOTAL ASSETS	$19,186,326	$11,268,181

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,267,538	$761,862
Accrued expenses	39,920	24,385
Management fee and patent liabilities - related parties	-	250,000
Advances from related party	14,194	14,194
Total Current Liabilities	3,321,652	1,050,441

TOTAL LIABILITIES	3,321,652	1,050,441

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized; 14,076,246 and 6,338,872 issued and 14,076,238 and 6,338,864 outstanding at December 31, 2022 and 2021, respectively	14,077	6,339
Additional paid-in capital	69,662,455	53,879,215
Accumulated deficit	(53,811,858)	(43,667,814)
TOTAL STOCKHOLDERS' EQUITY	15,864,674	10,217,740

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,186,326	$11,268,181

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021

Revenues	$88,600	$87,754

Cost of revenues	28,491	47,949

Gross profit	60,109	39,805

OPERATING EXPENSES
Research and development	6,268,854	109,180
Selling, general and administrative	3,943,543	2,964,490
Amortization of patent costs	92,084	92,084
TOTAL EXPENSES	10,304,481	3,165,754

Operating loss	(10,244,372)	(3,125,949)

OTHER INCOME
Interest expense	-	(4,278,433)
Gain on extinguishment of convertible notes	-	585,601
Change in fair value of derivatives liabilities	-	26,030,549
Other income	100,328	-
Total other income	100,328	22,337,717

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(10,144,044)	19,211,768

Provision for income taxes	-	-

NET INCOME (LOSS)	$(10,144,044)	$19,211,768

BASIC NET INCOME (LOSS) PER SHARE	$(0.93)	$7.37

DILUTED NET INCOME (LOSS) PER SHARE	$(0.93)	$5.61

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	10,932,035	2,605,057

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	10,932,035	3,248,619

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,144,044)	$19,211,768
Adjustments to reconcile net income (loss) to net cash from operating activities:
Stock-based compensation	68,746	595,380
Amortization	92,084	92,084
Amortization of debt discounts	-	4,157,850
Change in fair value of derivatives liabilities	-	(26,030,549)
Increase in principal and accrued interest balances due to penalty provision	-	93,821
Gain on extinguishment of convertible notes	-	(585,601)
Changes in assets and liabilities:
Accounts receivable	2,485	(2,485)
Inventory	672	(10,866)
Prepaids and other current assets	(338,120)	-
Accounts payable	2,505,676	410,963
Accrued expenses	15,535	20,635
Management fee payable	-	(168,782)
Net cash used in operating activities	(7,796,966)	(2,215,782)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of certificates of deposit	(10,078,617)	-
Net cash used in investing activities	(10,078,617)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants, net of issuance costs ($1,487,964 and $1,111,665 respectively)	15,471,775	14,758,488
Proceeds from exercise of warrants	457	-
Proceeds from note payable	-	3,887,750
Payments on notes payable	-	(5,251,176)
Payment of debt issuance costs	-	(443,239)
Payment of deferred offering costs	-	(3,281)
Payment of offering costs	-	(105,180)
Preferred stock redemption	-	(196,751)
Proceeds from convertible notes payable	-	435,040
Proceeds from sale of preferred stock	-	462,000
Related party advances	-	223,394
Repayment of related party advances	-	(220,000)
Payments to settle convertible notes payable and warrants	-	(705,405)
Net cash provided by financing activities	15,472,232	12,841,640

NET INCREASE (DECREASE) IN CASH	(2,403,351)	10,625,858
BEGINNING CASH BALANCE	10,723,870	98,012
ENDING CASH BALANCE	$8,320,519	$10,723,870

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$-	$9,186
Cash payments for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$-	$27,725
Warrants issued with notes payable as a service fee	$-	$2,097,629
Conversion of notes payable, accrued interest and derivative liabilities into common stock	$-	$13,747,415
Conversion of management fees and patent liability into common stock	$250,000	$50,000
Discounts on convertible notes payable due to derivative liabilities	$-	$134,640
Exchange of preferred stock for notes payable	$-	$572,275
Warrants issued for ratchet provision adjustment	$-	$989,346

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

											Total
	Series A		Series B		Series C				Additional		Stockholders'
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
December 31, 2020	3,000,000	3,000	-	-	-	-	1,537,074	1,537	22,082,689	(61,890,236)	(39,803,010)

Proceeds from sales of preferred stock	-	-	350	321,000	150	141,000	4,286	4	(4)	-	462,000

Common stock issued for related party management and patent liabilities	-	-	-	-	-	-	89,286	89	49,911	-	50,000

Proceeds from sales of common stock, net of issuance costs	-	-	-	-	-	-	3,875,000	3,875	14,754,613	-	14,758,488

Offering costs	-	-	-	-	-	-	-	-	(105,180)	-	(105,180)

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	-	-	-	-	789,727	790	1,382,542	-	1,383,332

Relief of derivative liabilities	-	-	-	-	-	-	-	-	12,364,084	-	12,364,084

Dividends on preferred stock	-	-	-	-	-	-	-	-	(27,725)	-	(27,725)

Cashless exercise of warrants	-	-	-	-	-	-	37,870	38	(38)	-	-

Warrants issued with notes payable	-	-	-	-	-	-	-	-	2,097,629	-	2,097,629

Preferred stock redemption	(3,000,000)	(3,000)	(350)	(321,000)	(150)	(141,000)	-	-	(304,026)	-	(769,026)

Stock-based compensation	-	-	-	-	-	-	-	-	595,380	-	595,380

Differences in shares from reverse stock split	-	-	-	-	-	-	5,621	6	(6)	-	-

Revaluation of warrants related to ratchet provision adjustment	-	-	-	-	-	-	-	-	989,346	(989,346)	-

Net income	-	-	-	-	-	-	-	-	-	19,211,768	19,211,768

December 31, 2021	-	-	-	-	-	-	6,338,864	6,339	53,879,215	(43,667,814)	10,217,740

Issuance of common stock and accompanying warrants, net of issuance costs	-	-	-	-	-	-	2,991,669	2,992	15,468,783	-	15,471,775

Common stock issued for related party management and patent liabilities	-	-	-	-	-	-	181,818	182	249,818	-	250,000

Common Stock issued for warrant exercise	-	-	-	-	-	-	4,563,887	4,564	(4,107)	-	457

Stock-based compensation	-	-	-	-	-	-	-	-	68,746	-	68,746

Net loss	-	-	-	-	-	-	-	-	-	(10,144,044)	(10,144,044)

December 31, 2022	-	$-	-	$-	-	$-	14,076,238	$14,077	$69,662,455	$(53,811,858)	$15,864,674

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Creative Medical Technologies Holdings, Inc. (the “Company”) is a commercial stage biotechnology company dedicated to the advancement of identifying and translating novel biological therapeutics in the fields of immunotherapy, endocrinology, urology, neurology and orthopedics. The Company was incorporated on December 3, 1998, in the State of Nevada under the name Jolley Marketing, Inc. On May 18, 2016, the Company closed a transaction which was accounted for as a recapitalization, reverse merger, under which Creative Medical Technologies, Inc., a Nevada corporation (“CMT”) became the Company’s wholly owned subsidiary, and Creative Medical Health, Inc. (“CMH”), which was CMT’s sole stockholder prior to the merger, became the Company’s principal stockholder. In connection with this merger, the Company changed its name to Creative Medical Technologies Holdings, Inc. to reflect its current business.

CMT was originally created on December 30, 2015 (“Inception”), as the urological arm of CMH to monetize a patent and related intellectual property related to the treatment of erectile dysfunction (“ED”), which it acquired from CMH in February 2016. Subsequently, the Company has expanded its development and acquisition of intellectual property beyond urology to include therapeutic treatments utilizing “re-programmed” stem cells, and the treatment of neurologic disorders, lower back pain, type I diabetes, and heart, liver, kidney, and other diseases using various types of stem cells through our ImmCelz, Inc., StemSpine, Inc. and AlloCelz LLC subsidiaries. However, neither ImmCelz Inc., StemSpine Inc. nor AlloCelz LLC have commenced commercial activities.

The Company currently conducts substantially all of its commercial operations through CMT, which markets and sells the Company’s CaverStem® and FemCelz® disposable kits utilized by physicians to perform autologous procedures that treat erectile dysfunction and female sexual dysfunction, respectively.

In 2020, through the Company’s ImmCelz Inc. subsidiary, the Company began developing treatments that utilize a patient’s own extracted immune cells that are then “reprogrammed” by culturing them outside the patient’s body with optimized stem cells. The immune cells are then re-injected into the patient from whom they were extracted. The Company believes this process endows the immune cells with regenerative properties that may be suitable for the treatment of multiple indications. In contrast to other stem cell-based approaches, the immune cells are significantly smaller in size than stem cells and are believed to more effectively penetrate areas of the damaged tissues and induce regeneration.

Risks and Uncertainties - The Company has a limited operating history and has generated minimal revenues from its operations.

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the COVID-19 include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The COVID-19 and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effect will be to the company, to-date, the Company is experiencing a reduction in revenues due to the prioritization of medical resources to address the COVID-19 outbreak. In several of our markets, all non-essential (including elective) procedures have been placed on hold. While this has a negative financial impact to our revenues, there have been the same reductions to our costs. Additionally, since the Company maintains a minimal level of inventory and requires nearly all of its customers to pre-pay, there is no risk to receivables or inventory write-downs. The Company expects existing orders temporarily on hold and continued sales, training and patient treatments will resume once the physician’s offices are back to being fully operational.

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

The Company has only recently started to generate sales and we have limited marketing and/or distribution capabilities. The Company has limited experience in developing, training, or managing a sales force and will incur substantial additional expenses if it decides to market any of its current and future products and services with an internal sales organization. Developing a marketing and sales force is also time-consuming and could delay the launch of its future products and services. In addition, the Company will compete with many companies that currently have extensive and well-funded marketing and sales operations. The Company’s marketing and sales efforts may be unable to compete successfully against these companies. In addition, the Company has limited capital to devote to sales and marketing.

The Company’s industry is characterized by rapid changes in technology and customer demands. As a result, the Company’s products and services may quickly become obsolete and unmarketable. The Company’s future success will depend on its ability to adapt to technological advances, anticipate customer demands, develop new products and services, and enhance the Company’s current products and services on a timely and cost-effective basis. Further, the Company’s products and services must remain competitive with those of other companies with substantially greater resources. The Company may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products and services or enhanced versions of existing products and services. Also, the Company may not be able to adapt new or enhanced products and services to emerging industry standards, and the Company’s new products and services may not be favorably received. In addition, the Company may not have the capital resources to further the development of existing and/or new ones.

Regarding the war between Russia and Ukraine, we have no direct exposure to those geographies. We cannot predict how global supply chain activities, or the economy at large may be impacted by a prolonged war in Ukraine or sanctions imposed in response to the war, or whether future conflicts, if any, may adversely affect our results of operations.

Use of Estimates – The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of Presentation – The consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented.

Concentration Risks – The Federal Deposit Insurance Corporation insures cash deposits in most general bank accounts for up to $250,000 per institution. The Company maintains its cash balances at two financial institutions. As of December 31, 2022, the Company’s balance exceeded the limit at both institutions.

Cash Equivalents – The Company classifies its highly liquid investments with maturities of three months or less at the date of purchase as cash equivalents. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the designations of each investment as of the balance sheet date for each reporting period. The Company classifies its investments as either short-term or long-term based on each instrument’s underlying contractual maturity date. Investments with maturities of less than 12 months are classified as short-term and those with maturities greater than 12 months are classified as long-term. The cost of investments sold is based upon the specific identification method.

Inventories – Inventories are valued on a cost basis. The cost of inventories is determined on a first-in, first-out basis.

Fair Value of Financial Instrument – The Company’s financial instruments consist of cash and cash equivalents, and payables. The carrying amount of cash and cash equivalents and payables approximates fair value because of the short-term nature of these items.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of December 31, 2022, and 2021, the Company had no outstanding derivative liabilities.

Intangible Assets – Purchased intangible assets with finite lives are amortized over their respective estimated lives and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. The impairment testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. Impairment charges, if any, are recorded in the period in which the impairment is determined. The costs for intangible assets that are developed internally are expensed as incurred.

Impairment – The Company records impairment losses when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Furthermore, the Company will make periodic assessments of technology and clinical testing to determine if it plans to continue to pursue the technology and if the license, patent, or other rights have value. To date no impairment has been recorded.

Derivative Liabilities – A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts and for hedging activities.

As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company entered into certain debt financing transactions in fiscal 2021, as disclosed in Notes 4 and 5, containing certain conversion features that resulted in the instruments being deemed derivatives. We evaluate the derivative instruments to properly classify such instruments within equity or as liabilities in our financial statements. Our policy is to settle instruments indexed to our common shares on a first-in-first-out basis.

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

Payments received for which the earnings process is not yet complete are deferred. As of December 31, 2022, and 2021, the Company had $40,000 and $30,000 in deferred revenue respectively.

Research and Development - Research and development will continue to be a significant function of the Company. Research and development costs are expensed as incurred. Expenses in the accompanying financial statements include certain costs which are directly associated with the Company’s research and development of the ImmCelzTM, AlloStem™, and IPSCs™ technology platforms. ImmCelzTM is based upon re-programming T-regulatory cells with cell-free secreted factors. We are conducting laboratory research to validate the core technology and ability to achieve scalable production. These costs, which consist primarily of monies paid for research assets, laboratory facility expenses, materials and supplies and compensation costs amounted to $6,268,854 for the year ended December 31, 2022. There was $109,180 in research costs for the period ended December 31, 2021.

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

The Company calculates the current and deferred income tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed income tax returns are recorded when identified. The amount of income taxes paid is subject to examination by U.S. federal and state tax authorities. The estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made.

Basic and Diluted Income (Loss) Per Share – The Company follows Financial Accounting Standards Board (“FASB”) ASC 260 Earnings per Share to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During loss periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. During the year ended December 31, 2022, the Company had 111,824 options and 22,849,266 warrants to purchase common stock outstanding; however, the effects were anti-dilutive due to the net loss. The Company excluded 7 options and 6,604,819 warrants from the computation of diluted net income per share for the year ended December 31, 2021, as their exercise prices were in excess of the average closing market price of the Company’s common stock during that period.

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

NOTE 2 – LICENSING AGREEMENTS

ED Patent – The Company acquired a patent from CMH, a related company on February 2, 2016, in exchange for 431,111 shares of CMTH restricted common stock valued at $100,000. CMH holds a significant amount of the Company’s common stock. The patent expires in 2025 and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $9,972 was recorded for the years ended December 31, 2022, and 2021. As of December 31, 2022, the carrying value of the patent was $31,016. The Company expects to amortize $9,972 annually through 2026 related to the patent costs.

Multipotent Amniotic Fetal Stem Cells License Agreement - On August 25, 2016, CMT entered into a License Agreement dated August 25, 2016, with a university. This license agreement grants to CMT the exclusive right to all products derived from a patent for use of multipotent amniotic fetal stem cells composition of matter throughout the world during the period ending on the expiration date of the longest-lived patent rights under the patent. The license agreement also permits CMT to grant sublicenses. Under the terms of the license agreement, CMT is required to diligently develop, manufacture, and sell any products licensed under the agreement. CMT paid the University an initial license fee within 30 days of entering into the agreement. CMT is also required to pay annual license maintenance fees on each anniversary date of the agreement, which maintenance fees would be credited toward any earned royalties for any given period. The License Agreement provides for payment of various milestone payments and earned royalties on the net sales of licensed products by CMT or any sub licensee. CMT is also required to reimburse the University for any future costs associated with maintaining the patent. CMT may terminate the license agreement for any reason upon 90 days’ written notice and the University may terminate the agreement in the event CMT fails to meet its obligations set forth therein, unless the breach is cured within 30 days of the notice from the University specifying the breach. CMT is also obligated to indemnify the University against claims arising due to the exercise of the license by CMT or any sub licensee. As of December 31, 2022, no amounts are currently due to the University.

The Company estimates that the patent expires in February 2026 and has elected to amortize the patent through the period of expiration on a straight-line basis. Amortization expense of $1,172 was recorded for the years ended December 31, 2022, and 2021. As of December 31, 2022, the carrying value of the patent was $3,205. The Company expects to amortize approximately $1,172 annually through 2025 related to the patent costs.

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

The Company paid CMH the $100,000 obligation of the initial payment due under this agreement, by a $50,000 cash payment and the issuance of 6,667 shares of common stock on December 12, 2020. On December 31, 2020, following the Company’s announcement with respect to the clinical commercialization of the StemSpine technology, the Company paid CMH $50,000 of the $300,000 obligation due under this agreement through the issuance of 133 shares of common stock. On September 30, 2021, the Company paid CMH an additional $40,000 of the $300,000 obligation due under this agreement through the issuance of 84,656 shares of common stock, and in January 2021 the Company paid CMH an additional $50,000 of the $300,000 obligation due under this agreement through the issuance of 89,286 shares of common stock. The remaining portion of the $300,000 obligation was paid in cash in 2020.

The patent expires on May 19, 2027, and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $10,000 was recorded for the years ended December 31, 2022, and 2021. As of December 31, 2022, the carrying value of the initial patent license was $45,000. The Company expects to amortize approximately $10,000 annually through 2027 related to the patent costs.

The Company has elected to amortize the additional $300,000 associated with the patent over a ten-year period on a straight-line basis. Amortization expense of $45,940 was recorded for the years ended December 31, 2022, and 2021. As of December 31, 2022, the carrying value of the patent was $156,374. The Company expects to amortize approximately $46,000 annually through 2026 related to the patent costs.

ImmCelz™ - On December 28, 2020, ImmCelz, Inc. (“ImmCelz”), a newly formed Nevada corporation and wholly owned subsidiary of the Company, entered into a Patent License Agreement dated December 28, 2020 (the “Agreement”), with Jadi Cell, LLC. (“Jadi”), a company controlled by Dr. Amit Patel, a former director of the Company. The Agreement grants to ImmCelz™ the patent rights under U.S. Patent# 9,803,176 B2, “Methods and compositions for the clinical derivation of an allogenic cell and therapeutic uses”. The contract grants ImmCelz™ access to proprietary process of expanding the master cell bank of Jadi Cell LLC, as currently practiced by Licensor, and as documented in standard operating procedures (SOPs) and other written documentation to augment autologous cells. The terms of the agreement are as follows:

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

The Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expenses of $25,000 and $25,000 were recorded for the years ended December 31, 2022, and 2021. As of December 31, 2022, the carrying value of the patent was $200,000. The Company expects to amortize approximately $25,000 annually through 2030 related to the patent costs.

As of December 31, 2022, future expected amortization of these assets is as follows:

For the year ended December 31,

2023	92,085
2024	92,085
2025	91,774
2026	54,650
2027	30,000
Thereafter	75,002
Total	$435,595

The following is a rollforward of the Company’s licensing agreements for the year end December 31, 2022.

	Assets	Accumulated Amortization

Balances at December 31, 2021	$760,000	$(232,321)
Addition of new assets		-
Amortization	-	(92,084)
Balances at December 31, 2022	$760,000	$(324,405)

NOTE 3 – RELATED PARTY TRANSACTIONS

Management Reimbursement Agreement

On November 17, 2017, the Company entered into a Management Reimbursement Agreement with CMH, a related party whose directors and executive officers include the Company’s officers and directors. Pursuant to this agreement, during 2019 and 2020, and until September 16, 2021, the Company reimbursed CMH an aggregate of $45,000 per month for the services of management and consultants employed by CMH (including the Company’s Chief Executive Officer and Chief Financial Officer, and the Company’s former directors Dr. Patel and Dr. Ichim). The agreement provided that at the option of CMH, the reimbursable amounts may be paid from time to time in shares of common stock of the Company at a price equal to a 30% discount to the lowest closing price during the 20 trading days prior to time the notice is given. The Agreement may be terminated by either party upon 30 days’ prior written notice. This agreement was terminated effective September 15, 2021. At December 31, 2022, and 2021, the Company owed no amounts to CMH under this agreement.

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

NOTE 4 – DEBT

On August 11, 2021, we completed the sale of 15% Original Issue Discount Senior Notes (“Bridge Notes”) in the aggregate principal amount of $4,456,176 to a group of institutional investors (the “Purchasers”). In connection with the sale of the Bridge Notes, holders of our shares of Series B Preferred Stock and Series C Preferred Stock exchanged such preferred stock for additional Bridge Notes in the aggregate principal amount of $690,000. The Bridge Notes were set to mature on February 11, 2022, subject to the requirement that we redeem the Bridge Notes prior to such date with the net proceeds of any future offering of our securities. The Notes did not bear interest other than upon an event of default and were not convertible into the Company’s common stock. In addition, the Notes were subject to covenants, events of defaults and other terms and conditions customary in transactions of this nature. The Company amortized the on-issuance discount and financing fees totaling $758,426 to interest expense with respect to these notes. The notes were repaid in full on December 6, 2021, following the completion of the Company’s public offering (see Note 7).

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

Roth Capital Partners (“Roth”), acted as sole placement agent for the offering. Pursuant to terms of an engagement letter with Roth, the Company paid Roth a placement agent fee in the amount of $312,750. The Company also issued Roth a warrant to purchase 20,189 shares of common stock with the same terms as the warrants issued to the Purchasers. These warrants were valued based on the Black-Scholes valuation model (see Note 5 for assumptions used), and then recorded as an additional discount in the amount of approximately $252,000 to the Bridge Notes.

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

During 2022 there were no debt issuances.

As of December 31, 2022, and 2021, the Company had no outstanding loans.

NOTE 5 – DERIVATIVE LIABILITIES

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

There was no derivative liability activity in 2022.

There were no derivative liabilities as of December 31, 2022 and 2021.

NOTE 6 – STOCK-BASED COMPENSATION

On September 6, 2021, the Company’s Board of Directors, and holders of a majority of the voting power of the Company’s stockholders approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) and reserved 600,000 shares of common stock for the issuance of awards thereunder. The 2021 Plan provides for the granting to our employees, officers, directors, consultants, and advisors of performance awards payable in shares of common stock, stock options (non-statutory and incentive), restricted stock awards, stock appreciation rights (“SARs”), restricted share units (“RSUs”) and other stock-based awards. The purpose of the 2021 Plan is to secure for the Company and its stockholders the benefits arising from capital stock ownership by eligible participants who are expected to contribute to the Company’s future growth and success. As of December 31, 2022, 169,837 stock options had been granted under the 2021 Plan.

The Company has also reserved 27 shares under its 2016 Stock Incentive Plan (the “Prior Plan”). In July 2016, the Company granted 10-year options to one party under the Prior Plan for accepting appointment to the Company’s scientific advisory board. The award consisted of options to purchase up to 7 shares at $13,125 per share. The options are accounted for as non-employee stock options and thus revalued for reporting purposes at the end of each quarter. The Company does not expect to make any future awards under the Prior Plan.

During 2022 and 2021, the fair market value of the options was insignificant to the financial statements.

Since the expected life of the options was greater than the Company’s historical stock information available, the Company determined the expected volatility based on price fluctuations of comparable public companies.

There were 111,817 options issued during the year ended December 31, 2022, and no options issued during the year ended December 31, 2021.

Option activity for the years ended December 31, 2022, and 2021 consists of the following:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2020	7	$7,500	5.64
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2021	7	$7,500	4.64
Issued	111,817	1.69	10.00
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2022	111,824	$2.14	9.11
Vested, December 31, 2022	55,915	$2.58	9.11

See Note 2 for discussion related to the issuance of common stock in connection with licensing agreements. See Note 4 and 5 for discussion regarding warrants issued with convertible notes payable. See Note 7 for warrants issued in connection with the December 2021 public offering.

In February 2022, we granted a total of 111,817 options to Timothy Warbington and Donald Dickerson at an exercise price of $1.69. The value of the options was determined to be $145,525 based upon the Black-Scholes method, see variables used below. As of December 31, 2022, future estimated stock-based compensation expected to be recorded was estimated to be $104,164.

Inputs Used

Annual dividend yield	$-
Expected life (years)	6.5
Risk-free interest rate	0.81%
Expected volatility	92.95%
Common stock price	$1.69

In July 2021, we granted a total of 30,000 warrants to three of our board members at that time, Dr. Ichim, Dr. Patel, and Donald Dickerson (Mr. Dickerson remains a board member) at an exercise price of $15.00. The value of the warrants was determined to be $383,612 based upon the Black-Scholes method, see variables used below. As of December 31, 2022, future estimated stock-based compensation expected to be recorded was estimated to be $0.

Inputs Used

Annual dividend yield	$-
Expected life (years)	3.0
Risk-free interest rate	1.13%
Expected volatility	93.09%
Common stock price	$15.00

See Note 7 for warrant rollforward.

NOTE 7 – STOCKHOLDERS’ EQUITY

May 2022 Private Offering

On May 3, 2022, the Company completed the sale of (i) 2,991,669 shares of common stock, and pre-funded warrants to purchase 4,563,887 shares of common stock (the “Pre-Funded Warrants”), and (ii) accompanying warrants to purchase 15,111,112 shares of common stock (the “Common Warrants”), at a combined offering price of $2.25 per share of common stock/Pre-Funded Warrant and related Common Warrant, to a group of institutional investors (the “Purchasers”), pursuant to a Securities Purchase Agreement between the Company and the Purchasers dated as of April 28, 2022 (the “Purchase Agreement”), resulting in gross proceeds to the Company of approximately $17,000,000. The transaction was effected pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506(b) promulgated thereunder.

The Common Warrants have a five-year term, and an exercise price of $2.00 per share. The Pre-Funded Warrants did not have an expiration date and had an exercise price of $0.0001 per share. As of December 31, 2022, all of the Pre-Funded Warrants had been exercised.

The Pre-Funded Warrants were classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, did not embody an obligation for the Company to repurchase its shares, and permitted the holders to receive a fixed number of shares of common stock upon exercise. In addition, the Pre-Funded Warrants did not provide any guarantee of value or return.

Roth Capital Partners (“Roth”) acted as sole placement agent for the offering. The Company paid Roth a placement agent fee in the amount of $1,360,000 and issued Roth a warrant to purchase 1,133,333 shares of Common Stock with the same terms as the Common Warrants issued to the Purchasers.

December 2021 Public Offering

On December 7, 2021, we sold an aggregate of 3,875,000 shares of our common stock and accompanying warrants to purchase 3,875,000 shares of common stock at an exercise price of $4.13 per share, at a combined public offering price to the public of $4.13 per share of common stock and related Warrant, pursuant to an Underwriting Agreement we entered into with Roth Capital Partners, LLC. We received gross proceeds of $16,003,750, before deducting underwriting discounts and commissions of seven percent (7%) of the gross proceeds and offering expenses. As a result of the offering, the exercise price of our Warrants issued together with our Bridge Notes was reduced to the $4.13.

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

Warrants

In connection with our May 2022 private offering, we issued pre-funded warrants to purchase 4,563,887 shares of common stock and accompanying warrants to purchase 16,244,445 shares of common stock at a price of $2.00 per share.

During 2021, the Company granted ten-year warrants to three board members to purchase an aggregate of 30,000 shares of common stock at a price of $15.00 per share.

In connection with our August 2021 bridge financing, we issued five-year warrants to purchase 383,235 shares of common stock at an exercise price of $4.13 per share.

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

As of December 31, 2022, and 2021, warrants to purchase 22,969,266 and 6,604,820 shares of common stock were outstanding respectively.

Assumptions used in calculating the fair value of the warrants issued in 2022 were as follows:

Range of Inputs Used
Annual dividend yield	$-
Expected life (years)	5.0
Risk-free interest rate	0.81%
Expected volatility	92.95%
Common stock price	$1.83

Assumptions used in calculating the fair value of the warrants issued in 2021 were as follows:

Range of Inputs Used
Annual dividend yield	$-
Expected life (years)	2.7 to 10.0
Risk-free interest rate	0.23% to 1.26%
Expected volatility	92.93 to 98.81%
Common stock price	$1.68 to 17.00

Warrant activity for the years ended December 31, 2022 and 2021 consists of the following:

	Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2020	152,738	$2.85	2.47
Issued	5,632,621
Exercises	(43,167)
Anti-Dilution Modifications	932,104
Forfeiture/Cancellations	(69,475)		-
Outstanding, December 31, 2021	6,604,821	$4.27	4.85
Issued	20,808,332
Exercises	(4,563,887)
Anti-Dilution Modifications	-		-
Forfeiture/Cancellations	-		-
Outstanding, December 31, 2022	22,849,266	$2.66	4.22

See Note 5 for discussion regarding anti-dilution and modifications related to warrants accounted for as derivative liabilities.

See Note 2 for discussion related to the issuance of common stock in connection with licensing agreements.

See Note 3 for discussion related to the issuance of common stock to a related party for cash.

NOTE 8 – SIGNIFICANT RESEARCH AND DEVELOPMENT PURCHASES

On December 15, 2022, the Company purchased a set of components referred to as “research tools” for $5,000,000 from Narkeshyo LLC, an entity a former director and current consultant of the Company is affiliated with, pursuant to the terms of an Asset Purchase Agreement between the Company and Narkeshyo. Some of the acquired research tools were originally developed by the former director and current consultant.  Under the terms of the agreement, the Company made an initial payment to Narkeshyo in the amount of $2,000,000 upon execution of the agreement, with the remaining amounts to be paid at various times through March 15, 2023, which were made as scheduled. Upon execution of the agreement, the Company recorded $5,000,000 as research and development expenses.

The vision and pipeline of the Company is based on robust and thorough development of its biological platforms, therapies and products. This acquisition of the research tools aligned with the Company’s priority of advancing and augmenting its suite of  cGMP (Current Good Manufacturing Practices) cellular therapy products. The Company believes that the acquired research tools will allow it to protect its intellectual property while complying with regulatory requirements, and accelerate product development. The information contained in the research tools will not only be used to support and fast-track the Company’s regulatory filings (such as IND, NDA, ANDA and export applications), but also, provide clinical and regulatory support to potential partners and collaborators without having to divulge trade secrets and know-how.

A third-party analysis of this acquisition concluded it would accelerate development time by 3-5 years and result in a substantial reduction in the Company’s  research and development expenses over the long term.

The purchased tools included (but were not limited to):

•	Toxicology
•	Screening
•	Preclinical Testing
•	Assays
•	Authorization
•	Tools of Biological Transaction
•	Tools of Intellectual Property

NOTE 9 – INCOME TAXES

The provision for income tax expense consists of the following at December 31, 2022, and 2021:

	2022	2021
Income tax provision attributable to:
Federal	$(2,096,475)	$(325,596)
State and local	(582,461)	(90,460)
Valuation allowance	2,678,936	416,056
Net provision for income tax	$-	$-

Deferred tax assets consist of the following at December 31, 2022, and 2021:

	2022	2021
Deferred tax asset attributable to:
Net operating loss carryover	$4,843,337	$2,097,315
Accrued management fees, related party	-	67,086
Valuation allowance	(4,843,337)	(2,164,401)
Net deferred tax asset	$-	$-

The primary difference between the statutory federal rate and the Company’s effective tax rate for the years ended December 31, 2022 and 2021 was due to the 100% valuation allowance. The following is a reconciliation of the statutory federal rate and the Company’s effective tax rate for the year ended December 31, 2022, and 2021:

	2022	2021

Tax at federal statutory rate	21.0%	21.0%
State, net of federal benefit	5.7%	(0.5)%
Change in temporary differences	(0.0)%	(0.0)%
Permanent differences	(0.3)%	(22.7)%
Valuation allowance	(26.4)%	2.2%
Provision for taxes	-	-

As of December 31, 2022 the Company had federal and state gross net operating loss carryforwards of approximately $18.0 million. The federal and state net operating losses and tax credits expire in years beginning in 2036. Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. To date, the Company hasn’t experienced “ownership changes” under section 382 of the Code and comparable state tax laws. As of December 31, 2022, the Company estimates that none of the federal and state net operating losses will be limited under Section 382 of the Code.

As of December 31, 2022, and 2021, the Company maintained a full valuation allowance on its net deferred tax assets. The valuation allowance was determined in accordance with the provisions of ASC 740, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. The Company’s history of cumulative losses, along with expected future U.S. losses required that a full valuation allowance be recorded against all net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

The applicable federal and state rates used in calculating the deferred tax provision were 21.0% and 8.9%, respectively.

The Company files income tax returns in the U.S. and Arizona. All years presented remain subject to examination for U.S. federal and state purposes. The Company is not currently under examination in federal or state jurisdictions.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In October 2022, we terminated an employee for cause. Subsequent to the termination, in December 2022, the employee brought claims against us for breach of contract, wrongful termination and related claims in the Superior Court of the State California (Orange County).  The parties have submitted the action for arbitration before JAMS, where it is now pending.

NOTE 11 – SUBSEQUENT EVENTS

Management has reviewed subsequent events through the date of the filing noting none.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, which are described below.

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

Management assessed our internal control over financial reporting as of December 31, 2022, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 2013 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was not effective, as of December 31, 2022, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Description of Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company’s financial reporting. In connection with the preparation and audit of the Company’s financial statements for the year ended the December 31, 2022, management identified the following deficiencies that alone or in combination, represent a material weaknesses in internal control over financial reporting, as follows:

•

Previously, we failed to adequately disclose the transaction in which we purchased research tools for $5,000,000 from Narkeshyo LLC, an entity a former director and current consultant of the Company is affiliated with.

•	During the year ended December 31, 2022, we did not sufficiently segregate the duties of our officers.

We intend to remediate the deficiencies described above, and take such other action as we deem appropriate to further strengthen our internal control over financial reporting. However, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance.

Information with respect to this item will be set forth in the Proxy Statement for the 2023 Annual Meeting of Stockholders (“Proxy Statement”) under the headings “Directors,” “Executive Officers,” “Delinquent Section 16 Reports” and “Corporate Governance” or an amendment to this Annual Report on Form 10-K (“Form 10-K/A”), and is incorporated herein by reference. The Proxy Statement or Form 10-K/A, as the case may be, will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information with respect to this item will be set forth in the Proxy Statement under the headings “Related Party Transactions” and “Director Independence” and is incorporated herein by reference or the Form 10-K/A.

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

41

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

10.9	Research Tools Purchase Agreement, dated December 15, 2022, between Creative Medical Technology Holdings, Inc and Narkeshyo LLC
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2021).
31.1	Rule 13a-14(a)/15d-14a(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14a(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certification of Principal Executive Officer *
32.2	Section 1350 Certification of Principal Financial Officer *
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

________

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

Date: March 31, 2023	By:	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2023	By:	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Timothy Warbington	Director & Chairman	March 31, 2023
Timothy Warbington

/s/ Donald Dickerson	Director	March 31, 2023
Donald Dickerson

/s/ Michael H. Finger	Director	March 31, 2023
Michael H. Finger

/s/ Susan Snow	Director	March 31, 2023
Susan Snow

/s/ Bruce S. Urdang	Director	March 31, 2023
Bruce S. Urdang

