Form 10-K/A
period 2022-12-31
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2023-05-01
CIK 1187953

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

As of March 15, 2023, there were 14,076,238 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

 PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information concerning our directors and executive officers:

Name	Position	Age
Timothy Warbington	President, Chief Executive Officer and Director	61
Donald Dickerson	Chief Financial Officer & Senior Vice-President and Director	58
Michael H. Finger (1)(2)(3)	Director	76
Susan Snow (1)(2)(3)	Director	65
Bruce S. Urdang (1)(2)(3)	Director	64

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

Item 11. Executive Compensation

The following table contains information concerning the compensation paid during our fiscal years ended December 31, 2022 and 2021 to Timothy Warbington, our Chief Executive Officer, and Donald Dickerson, our Chief Financial Officer, who served as our only executive officers during 2021 and 2020 (collectively, our “Named Executive Officers”).  Prior to September 16, 2021 when we entered into direct employment relationships with them, our Named Executive Officers were employed by Creative Medical Health, Inc. (“CMH”), an affiliate of ours, and received their salary from CMH for services performed for us.  In turn, we reimbursed CMH for these services at the rate of $35,000 per month.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)

Timothy Warbington	2022	330,000	40,224	99,000	469,224
Chief Executive Officer	2021	98,680	-0-	-0-	98,680

Donald Dickerson	2022	300,000	36,555	90,000	426,555
Chief Financial Officer	2021	87,500	127,871	-0-	215,371

(1)

Reflects the award of (i) an option to purchase 58,580 shares of common stock at an exercise price of $1.69 vesting over three years, awarded to Donald Dickerson in 2022, (ii) fully vested warrants to purchase (i) 10,000 shares of common stock at an exercise price of $15.00, awarded to Donald Dickerson in 2021, and (iii) an option to purchase 53,237 shares of common stock at an exercise price of $1.69 vesting over three years, awarded to Timothy Warbington in 2022.  The dollar figures represent the value of the awards at grant date as calculated under FASB ASC Topic 718.  Messrs. Warbington and Dickerson will not realize the estimated value of these awards in cash until these awards are exercised and sold. See Note 7 to our audited financial statements for the year ended December 31, 2022 for the assumptions we made in the valuation of these warrants.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2022, our Named Executive Officers had outstanding unexercised options as set forth below.  Our named Executive Officers did not have any unvested stock awards outstanding at December 31, 2022.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date ($)

Timothy Warbington (1)	14,645	43,935	1.69	February 9, 2032

Donald Dickerson (1)	13,309	39,928	1.69	February 9, 2032
(2)	10,000	-0-	15.00	July 15, 2031
(2)	20,000	-0-	2.00	December 28, 2030

(1) These options vested 25% on the date of grant and will vest as to 25% on each of the next three anniversaries of the date of grant.

(2) These are warrants that were fully vested upon issuance.

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

Compensation of Directors

The following table shows certain information with respect to the compensation of all of our non-employee directors during our year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)	Option Awards (1) ($)	All other compensation ($)	Total ($)
Michael Finger	80,000	-0-	-0-	100,000
Susan Snow	120,000	-0-	-0-	120,000
Bruce Urdang	100,000	-0-	-0-	100,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 15, 2023, as adjusted to reflect the sale of common stock offered by us in this offering, for:

•	each person, or group of affiliated persons, who we know to beneficially own more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors and director nominees; and

•	all of our executive officers and directors as a group.

The percentage of beneficial ownership information shown in the table is based on 14,076,238 shares of common stock currently outstanding.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of warrants that are either immediately exercisable or exercisable within 60 days of April 15, 2023. These shares are deemed to be outstanding and beneficially owned by the person holding those warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Names and Address of Individual or Identity of Group(1)	Number of Shares Beneficially Owned		Beneficial Ownership (%)
Officers and Directors
Timothy Warbington	368,325	(2)	2.6%
Donald Dickerson	56,636	(3)	0.4
Michael H. Finger	18,502		0.1
Susan Snow	-0-		*
Bruce S. Urdang	-0-		*
All Directors and Executive Officers as a Group (5 Persons)	443,463	(4)	3.2%

5% Holders
N/A

* Less than one percent.

(1)	Unless otherwise indicated, the business address of each officer and director of the Company is c/o Creative Medical Technology Holdings, Inc., 211 E. Osborn Road, Phoenix, AZ 85012.
(2)

Includes 226,948 shares beneficially owned by Creative Medical Health, Inc., of which Mr. Warbington serves as President and Chief Executive Officer, and currently exercisable options to purchase 29,290 shares of Common Stock.

(3)	Includes currently exercisable warrants to purchase 30,000 shares of Common Stock and currently exercisable options to purchase 26,619 shares of Common Stock.
(4)	Includes 30,000 shares that may be issued under currently exercisable warrants, and 55,909 shares that may be issued under currently exercisable options.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since January 1, 2021 to which we have been a party in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets as of December 31, 2022 and 2021, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Management Reimbursement Agreement

On November 17, 2017, we entered into a Management Reimbursement Agreement with CMH, a related party whose directors and executive officers include our executive officers and former directors. Pursuant to this agreement, during 2019 and 2020, and until September 16, 2021, we reimbursed CMH an aggregate of $45,000 per month for the services of management and consultants employed by CMH (including our Chief Executive Officer and Chief Financial Officer, and our former directors Dr. Patel and Dr. Ichim). The agreement provided that at the option of CMH, the reimbursable amounts may be paid from time to time in shares of common stock of the Company at a price equal to a 30% discount to the lowest closing price during the 20 trading days prior to time the notice is given. The Agreement may be terminated by either party upon 30 days’ prior written notice. This agreement was terminated effective September 15, 2021. At December 31, 2020, we owed CMH $18,782 under this agreement, and at December 31, 2022, no amounts were owed CMH under this agreement.

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

Research and Development Purchase

On December 15, 2022, we purchased a set of components referred to as “research tools” for $5,000,000 from Narkeshyo LLC, an entity a former director and current consultant of ours is affiliated with, pursuant to the terms of an Asset Purchase Agreement between the Company and Narkeshyo. Some of the acquired research tools were originally developed by the former director and current consultant.  Under the terms of the agreement, we made an initial payment to Narkeshyo in the amount of $2,000,000 upon execution of the agreement, with the remaining amounts to be paid at various times through March 15, 2023, which were made as scheduled. Upon execution of the agreement, we recorded $5,000,000 as research and development expenses.

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

Item 14. Principal Accountant Fees and Services

The following table sets forth all fees accrued or paid to Haynie & Company, Salt Lake City, Utah, PCAOB ID 457, for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Audit Fees (1)	$111,000	$84,750
Audit-Related Fees (2)	$-	$27,500
Tax Fees	-	-
All Other Fees	-	-
Total	$111,000	$112,250

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

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

Date: May 1, 2023	By:	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2023	By:	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Timothy Warbington	Director & Chairman	May 1, 2023
Timothy Warbington

/s/ Donald Dickerson	Director	May 1, 2023
Donald Dickerson

/s/ Michael H. Finger	Director	May 1, 2023
Michael H. Finger

/s/ Susan Snow	Director	May 1, 2023
Susan Snow

/s/ Bruce S. Urdang	Director	May 1, 2023
Bruce S. Urdang

