Form 10-Q
period 2023-03-31
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2023-05-12
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Registrant’s telephone number, including area code: (480) 399-2822

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

As of May 12, 2023, there were 14,076,238 shares of the registrant’s common stock outstanding.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash	$9,516,203	$8,320,519
Certificates of deposit	5,041,291	10,078,617
Inventory	10,194	10,194
Prepaids and other current assets	245,906	338,120
Total Current Assets	14,813,594	18,747,450

OTHER ASSETS
Other assets	3,281	3,281
Licenses, net of amortization	412,574	435,595
TOTAL ASSETS	$15,229,449	$19,186,326

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$353,422	$3,267,538
Accrued expenses	39,920	39,920
Advances from related party	14,194	14,194
Total Current Liabilities	407,536	3,321,652

TOTAL LIABILITIES	407,536	3,321,652

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000,000 shares authorized; 14,076,246 and 14,076,246 issued and 14,076,238 and 14,076,238 outstanding at March 31, 2023 and December 31, 2022, respectively	14,077	14,077
Additional paid-in capital	69,671,617	69,662,455
Accumulated deficit	(54,863,781)	(53,811,858)
TOTAL STOCKHOLDERS’ EQUITY	14,821,913	15,864,674

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,229,449	$19,186,326

The accompanying notes are an integral part of these condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022

Revenues	$-	$15,000

Cost of revenues	-	6,791

Gross profit	-	8,209

OPERATING EXPENSES
Research and development	319,029	10,000
Selling, general and administrative	771,020	1,130,057
Amortization of patent costs	23,021	23,021
TOTAL EXPENSES	1,113,070	1,163,078

Operating loss	(1,113,070)	(1,154,869)

OTHER INCOME/(EXPENSE)
Interest expense	(50)	-
Interest income	61,197	-
Total other income/(expense)	61,147	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,051,923)	(1,154,869)

Provision for income taxes	-	-

NET LOSS	$(1,051,923)	$(1,154,869)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.07)	$(0.18)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	14,076,238	6,454,015

The accompanying notes are an integral part of these condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,051,923)	$(1,154,869)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation	9,162	41,360
Amortization	23,021	23,021
Changes in assets and liabilities:
Accounts receivable	-	2,485
Inventory	-	(3,284)
Prepaids and other current assets	92,214	(64,960)
Accounts payable	(2,914,116)	(426,181)
Accrued expenses	-	5,535
Net cash used in operating activities	(3,841,642)	(1,576,893)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of certificates of deposit	5,037,326	-
Net cash used in investing activities	5,037,326	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

NET INCREASE (DECREASE) IN CASH	1,195,684	(1,576,893)
BEGINNING CASH BALANCE	8,320,519	10,723,870
ENDING CASH BALANCE	$9,516,203	$9,146,977

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$50	$9,186
Cash payments for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of management fees and patent liability into common stock	$-	$250,000

The accompanying notes are an integral part of these condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY(DEFICIT)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
December 31, 2022	-	$-	-	$-	-	$-	14,076,238	$14,077	$69,662,455	$(53,811,858)	$15,864,674

Stock-based compensation	-	-	-	-	-	-	-	-	9,162	-	9,162
Net loss	-	-	-	-	-	-	-	-	-	(1,051,923)	(1,051,923)

March 31, 2023	-	$-	-	$-	-	$-	14,076,238	$14,077	69,671,617	$(54,863,781)	$14,821,913

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
December 31, 2021	-	$-	-	$-	-	$-	6,338,864	$6,339	$53,879,215	$(43,667,814)	$10,217,740

Common stock issued for related party patent liabilities	-	-	-	-	-	-	181,818	182	249,818	-	250,000
Stock-based compensation	-	-	-	-	-	-	-	-	41,360	-	41,360
Net loss	-	-	-	-	-	-	-	-	-	(1,154,869)	(1,154,869)

March 31, 2022	-	$-	-	$-	-	$-	6,520,682	$6,521	$54,170,393	$(44,822,683)	$9,354,231

The accompanying notes are an integral part of these condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

On July 8, 2022, the Company received a letter from The Nasdaq Stock Market LLC advising us that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) because the closing bid price of our common stock was below $1.00 per share for 30 consecutive business days. Pursuant to Nasdaq’s Listing Rules, the Company had a 180-day grace period, until January 4, 2023, during which the Company could have regained compliance if the bid price of our common stock closed at $1.00 per share or more for a minimum of ten consecutive business days. Subsequent to January 4, 2023, the Company has been granted an additional 180-day grace period The Company intends to actively monitor the bid price for our common stock between now and July 3, 2023, and will consider available options to regain compliance with Nasdaq’s minimum bid price requirements. However, there can be no assurance that the Company will be able to regain compliance with Nasdaq’s Listing Rules and maintain our Nasdaq listing. The delisting of our shares of common stock from Nasdaq may have a material negative impact on the liquidity of our securities, as well as a material negative impact on our ability to raise capital in the future.

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

Payments received for which the earnings process is not yet complete are deferred. As of March 31, 2023,  the Company had $40,000 in deferred revenue. There was no deferred revenue as of March 31, 2022.

Concentration Risks – The Federal Deposit Insurance Corporation insures cash deposits in most general bank accounts for up to $250,000 per institution. The Company maintains its cash balances at two financial institutions. As of March 31, 2023, the Company’s balance exceeded the limit at both institutions.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of March 31, 2023, and 2022, the Company had no outstanding derivative liabilities.

Basic and Diluted Income (Loss) Per Share – The Company follows Financial Accounting Standards Board (“FASB”) ASC 260 Earnings per Share to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During loss periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. During the three-months ended March 31, 2023, the Company had 111,824 options and 22,849,266 warrants to purchase common stock outstanding; however, the effects were anti-dilutive due to the net loss. The Company excluded 111,824 options and 6,604,820 warrants from the computation of diluted net income per share for the three-months ended March 31, 2022, as their exercise prices were in excess of the average closing market price of the Company’s common stock during that period.

Cash Equivalents – The Company classifies its highly liquid investments with maturities of three-months or less at the date of purchase as cash equivalents. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the designations of each investment as of the balance sheet date for each reporting period. The Company classifies its investments as either short-term or long-term based on each instrument’s underlying contractual maturity date. Investments with maturities of less than 12 months are classified as short-term and those with maturities greater than 12 months are classified as long-term. The cost of investments sold is based upon the specific identification method.

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

NOTE 2 – LICENSING AGREEMENTS

ED Patent – The Company acquired a patent from CMH, a related company on February 2, 2016, in exchange for 431,111 shares of CMTH restricted common stock valued at $100,000. CMH holds a significant amount of the Company’s common stock. The patent expires in 2025 and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $2,493 was recorded for the three-months ended March 31, 2023, and 2022. As of March 31, 2023, the carrying value of the patent was $28,521. The Company expects to amortize $9,972 annually through 2026 related to the patent costs.

Multipotent Amniotic Fetal Stem Cells License Agreement - On August 25, 2016, CMT entered into a License Agreement dated August 25, 2016, with a university. This license agreement grants to CMT the exclusive right to all products derived from a patent for use of multipotent amniotic fetal stem cells composition of matter throughout the world during the period ending on the expiration date of the longest-lived patent rights under the patent. The license agreement also permits CMT to grant sublicenses. Under the terms of the license agreement, CMT is required to diligently develop, manufacture, and sell any products licensed under the agreement. CMT paid the University an initial license fee within 30 days of entering into the agreement. CMT is also required to pay annual license maintenance fees on each anniversary date of the agreement, which maintenance fees would be credited toward any earned royalties for any given period. The License Agreement provides for payment of various milestone payments and earned royalties on the net sales of licensed products by CMT or any sub licensee. CMT is also required to reimburse the University for any future costs associated with maintaining the patent. CMT may terminate the license agreement for any reason upon 90 days’ written notice and the University may terminate the agreement in the event CMT fails to meet its obligations set forth therein, unless the breach is cured within 30 days of the notice from the University specifying the breach. CMT is also obligated to indemnify the University against claims arising due to the exercise of the license by CMT or any sub licensee. As of March 31, 2023, no amounts are currently due to the University.

The Company estimates that the patent expires in February 2026 and has elected to amortize the patent through the period of expiration on a straight-line basis. Amortization expense of $293 was recorded for the three-months ended March 31, 2023, and 2022. As of March 31, 2023, the carrying value of the patent was $2,912. The Company expects to amortize approximately $1,172 annually through 2025 related to the patent costs.

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

The patent expires on May 19, 2027, and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $2,500 was recorded for the three-months ended March 31, 2023, and 2022. As of March 31, 2023, the carrying value of the initial patent license was $42,500. The Company expects to amortize approximately $10,000 annually through 2027 related to the patent costs.

The Company has elected to amortize the additional $300,000 associated with the patent over a ten-year period on a straight-line basis. Amortization expense of $11,485 was recorded for the three-months ended March 31, 2023, and 2022. As of March 31, 2023, the carrying value of the patent was $144,889. The Company expects to amortize approximately $46,000 annually through 2026 related to the patent costs.

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

The Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expenses of $6,250 were recorded for the three-months ended March 31, 2023, and 2022. As of March 31, 2023, the carrying value of the patent was $193,750. The Company expects to amortize approximately $25,000 annually through 2030 related to the patent costs.

The following is a rollforward of the Company’s licensing agreements for the three months-ended March 31, 2023.

	Assets	Accumulated Amortization

Balances at December 31, 2022	$760,000	$(324,405)
Addition of new assets		-
Amortization	-	(23,021)
Balances at March 31, 2023	$760,000	$(347,426)

NOTE 3 – RELATED PARTY TRANSACTIONS

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

NOTE 4 – DEBT

During the three-months ended March 31, 2023 and 2022 there were no debt issuances.

As of March 31, 2023, and 2022, the Company had no outstanding loans.

NOTE 5 – DERIVATIVE LIABILITIES

As-of March 31, 2023 and 2022, the Company had no outstanding derivative liabilities and there was no derivative activity during the three-months ended March 31, 2023 and 2022.

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

During the three-months ended March 31, 2022, Messrs. Warbington and Dickerson received 10-year options to purchase an aggregate of 111,187 shares of common stock with an exercise price of $1.69. The options vested immediately as to 25% of the shares subject to the option, and will vest in three equal installments of 25% of the shares subject to the option on each of the next three annual anniversary dates of the grant date. As of March 31, 2023, future estimated stock-based compensation expected to be recorded was estimated to be $95,002. The value of the options was determined to be $145,525 based upon the Black-Scholes method, see variables used below.

Inputs Used

Annual dividend yield	$-
Expected life (years)	10.0
Risk-free interest rate	0.81%
Expected volatility	92.95%
Common stock price	$1.69

During the three-months ended March 31, 2023 and 2022, the fair market value of the options was insignificant to the financial statements.

Since the expected life of the options was greater than the Company’s historical stock information available, the Company determined the expected volatility based on price fluctuations of comparable public companies.

There were no options issued during the three-months ended March 31, 2023, and 111,817 options issued during the three-months ended March 31, 2022.

Option activity for the three-months ended March 31, 2023, consists of the following:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2022	111,824	$2.14	9.11
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, March 31, 2023	111,824	$2.14	8.86
Vested, March 31, 2023	55,909	$2.14	8.86

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

The Common Warrants have a five-year term, and an exercise price of $2.00 per share. The Pre-Funded Warrants did not have an expiration date and had an exercise price of $0.0001 per share. As of March 31, 2023, all of the Pre-Funded Warrants had been exercised.

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

Assumptions used in calculating the fair value of the warrants issued in 2022 were as follows:

Range of Inputs Used
Annual dividend yield	$-
Expected life (years)	5.0
Risk-free interest rate	0.81%
Expected volatility	92.95%
Common stock price	$1.83

As of March 31, 2023, and 2022, warrants to purchase 22,849,266 and 6,604,820 shares of common stock were outstanding respectively.

Warrant activity for the three-months ended March 31, 2023 consists of the following:

	Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2022	22,849,266	$2.66	4.22
Issuances	-	-	-
Exercises	-	-	-
Outstanding, March 31, 2023	22,849,266	$2.66	3.97

NOTE 8 – SIGNIFICANT RESEARCH AND DEVELOPMENT PURCHASE

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

NOTE 9 – SUBSEQUENT EVENTS

There were no material subsequent events during this period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of operations. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022, and accompanying notes to these financial statements included in this report. All amounts are in U.S. dollars.

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

In February 2023, the Company reported positive three-year follow-up data for its StemSpine® pilot study. The three-year data demonstrates continued efficacy of the StemSpine® procedure for treating chronic lower back pain without any serious adverse effects reported.

In March 2023, the Company announced that it filed an application with the FDA to receive Orphan Drug Designation for the treatment of Brittle Type 1 Diabetes using its ImmCelz®(CELZ-100) platform, and in April 2023, the Company reported positive one-year follow-up data and significant efficacy using CELZ-001 to treat patients with Type 2 Diabetes without any serious adverse effects reported

In addition to our clinical research efforts, we are currently seeking to expand the commercial sale and use of our CaverStem® and FemCelz® products by physicians in the United States.

Results of Operations – For the Three-month Periods Ended March 31, 2023, and 2022

Gross Revenue. We generated no revenue for the three-months ended March 31, 2023, in comparison with $15,000 for the comparable period a year ago. The pause in sales reflects the Company’s re-evaluation of marketing and distribution options to generate improved sales of the Caverstem and FemCelz procedures.

Cost of Goods Sold. We generated no cost of goods sold for the three-months ended March 31, 2023, in comparison with $6,791 for the comparable period a year ago. The decrease is due to the reduction in sales.

Gross Profit/(Loss). We generated $0 in gross profit for the three-months ended March 31, 2023, in comparison with $8,209 in gross profit for the comparable period a year ago.

Selling, General and Administrative Expenses. General and administrative expenses for the three-months ended March 31, 2023, totaled $771,020, in comparison with $1,130,057 for the comparable period a year ago. The decrease of $359,037, or 32% is primarily due to a decrease of $83,422 in D&O insurance, $118,000 in consulting services, and $40,942 in marketing.

Amortization Expenses. Amortization expenses for the three-month periods ended March 31, 2023 and 2022, totaled $23,021.

Research and Development Expenses. Research and development expenses for the three-months ended March 31, 2023, totaled $319,029 in comparison to $10,000 for the comparable period a year ago. The increase of $309,029, or 3,090% was due to $259,029 of trial-related expenses associated with our CELZ-201 Phase I/II diabetes trial and $60,000 in research consulting expenses associated with progressing our multiple programs.

Operating Loss. For the reasons stated above, our operating loss for the three-months ended March 31, 2023, was $1,113,070 in comparison with $1,154,869 for the comparable period a year ago.

Other Income. Other income for the three-months ended March 31, 2023, totaled $61,147 in comparison with $0 for the comparable period a year ago. The increased income of $61,147 is due to an increase of $61,197 in interest income associated with $5,000,000 in short-term certificates of deposit.

Net Income/Loss. For the reasons stated above, our net loss for the three-months ended March 31, 2023, was $1,051,943 in comparison with a net loss of $1,154,869 for the comparable period a year ago.

 Liquidity and Capital Resources

As of March 31, 2023, we had $14,557,494 of available cash and certificates of deposit and positive working capital of approximately $14,406,058. In comparison, as of December 31, 2022, we had $18,399,136 of available cash and positive working capital of $15,425,798.

On May 3, 2022 we received gross proceeds of $17,000,000, before deducting placement agent fees and expenses, upon the closing of an unregistered sale of equity securities of (i) 2,991,669 shares of our common stock and pre-funded warrants to purchase 4,563,887 shares of common stock (the “Pre-Funded Warrants”), and (ii) accompanying warrants to purchase 15,111,112 shares of common stock at an exercise price of $2.00 per share (“Warrants”), at a combined offering price of $2.25 per share of common stock/Pre-Funded Warrant and related Warrant to a group of institutional investors (the “Purchasers”). The Warrants have a five-year term, and an exercise price of $2.00 per share. The Pre-Funded Warrants do not expire and had an exercise price of $0.0001 per share. Roth Capital Partners acted as sole placement agent for the offering. We paid Roth a placement agent fee in the amount of $1,360,000 and issued Roth a warrant to purchase 1,133,333 shares of common stock with the same terms as the common warrants issued to the purchasers. Pursuant to the Purchase Agreement, the Company and the Purchasers entered into a Registration Rights Agreement, pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission to register the resale of the shares of Common Stock issued in the offering and the shares of Common Stock underlying the Warrants and Pre-Funded Warrants. On May 10, 2022, we filed a Form S-3 registration statement to register the shares, Warrants and Pre-Funded Warrants for resale. The registration went effective on May 19, 2022, fulfilling our contractual obligation. From June through July 2022, all of the Pre-Funded Warrants were exercised for shares of common stock.

Cash Flows

Net Cash used in Operating Activities. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was $3,841,642 for the three months-ended March 31, 2023, in comparison to $1,576,893 for the comparable period a year ago, an increase of $2,264,749 or 142%. The increase in cash used in operations was primarily related to $3,000,000 in cash payments related to the purchase of research tools referenced in Note 8.

Net Cash Received in Investing Activities. Cash received in investing activities was $5,037,326 for the three-months ended March 31, 2023, related to redemptions of $5,000,000 in certificates of deposit in comparison to $0 for the three-months ended March 31, 2022.

Net Cash from Financing Activities.

There were no cash proceeds or expenditures from financing activities during the three-months ended March 31, 2023, and 2022.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023.

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

Description of Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company’s financial reporting. In connection with the preparation and audit of the Company’s financial statements for the year ended the December 31, 2022, management identified the following deficiencies that alone or in combination, represent material weaknesses in internal control over financial reporting, the material weaknesses are still present for the three months ended March 31, 2023 and are as follows:

•

Previously, we failed to adequately disclose the transaction in which we purchased research tools for $5,000,000 from Narkeshyo LLC, an entity a former director and current consultant of the Company is affiliated with.

•	During the year ended December 31, 2022, we did not sufficiently segregate the duties of our officers.

We intend to remediate the deficiencies described above, and take such other action as we deem appropriate to further strengthen our internal control over financial reporting. We are currently in the process of establishing additional review and procedure controls. For instance, subsequent to quarter end we have implemented a policy whereby disbursements over a certain dollar threshold require dual authorization for processing and payment. The Company expects to remediate the deficiencies and obtain operating effectiveness over the next few quarters.  However, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Item 6. Exhibits

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

21

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

Creative Medical Technology Holdings, Inc.

Date: May 12, 2023	By	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2023	By	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial Officer)

23