Form 10-Q
period 2023-06-30
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2023-08-11
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 11, 2023, there were 1,430,530 shares of the registrant’s common stock outstanding.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash	$3,989,550	$8,320,519
Certificates of deposit	9,581,207	10,078,617
Inventory	10,194	10,194
Prepaids and other current assets	153,692	338,120
Total Current Assets	13,734,643	18,747,450

OTHER ASSETS
Other assets	3,281	3,281
Licenses, net of amortization	389,553	435,595
TOTAL ASSETS	$14,127,477	$19,186,326

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$344,413	$3,267,538
Accrued expenses	39,920	39,920
Advances from related party	14,194	14,194
Total Current Liabilities	398,527	3,321,652

TOTAL LIABILITIES	398,527	3,321,652

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 5,000,000 and 50,000,000 shares authorized; 1,431,127 and 1,407,625 issued and 1,431,126 and 1,407,624 outstanding at June 30, 2023 and December 31, 2022, respectively	1,431	1,408
Additional paid-in capital	69,693,425	69,675,124
Accumulated deficit	(55,965,906)	(53,811,858)
TOTAL STOCKHOLDERS' EQUITY	13,728,950	15,864,674
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
	$14,127,477	$19,186,326

The Accompanying notes are an integral part of these condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022

Revenues	$-	$-	$-	$15,000

Cost of revenues	-	-	-	6,791

Gross profit	-	-	-	8,209

OPERATING EXPENSES
Research and development	309,480	659,695	628,509	669,695
Selling, general and administrative	859,537	1,108,428	1,630,557	2,238,485
Amortization of patent costs	23,021	23,021	46,042	46,042
TOTAL EXPENSES	1,192,038	1,791,144	2,305,108	2,954,222

Operating loss	(1,192,038)	(1,791,144)	(2,305,108)	(2,946,013)

OTHER INCOME/(EXPENSE)
Interest income	89,913	-	151,060	-
Total other income (expense)	89,913	-	151,060	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,102,125)	(1,791,144)	(2,154,048)	(2,946,013)

Provision for income taxes	-	-	-	-

NET LOSS	$(1,102,125)	$(1,791,144)	$(2,154,048)	$(2,946,013)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.78)	$(1.99)	$(1.53)	$(3.81)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	1,409,948	901,125	1,408,793	773,970

The Accompanying notes are an integral part of these condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,154,048)	$(2,946,013)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation	18,324	50,422
Amortization	46,042	46,042
Changes in assets and liabilities:
Accounts receivable	-	2,485
Inventory	-	(9,759)
Prepaids and other current assets	184,428	(64,960)
Accounts payable	(2,923,125)	(451,181)
Accrued expenses	-	40,535
Net cash used in operating activities	(4,828,379)	(3,332,429)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in certificates of deposit	(4,551,049)	-
Redemptions of certificates of deposit	5,048,459	-
Net cash provided by investing activities	497,410	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants, net of issuance costs	-	15,471,775
Proceeds from exercise of warrants	-	445
Net cash provided by financing activities	-	15,472,220

NET INCREASE (DECREASE) IN CASH	(4,330,969)	12,139,791
BEGINNING CASH BALANCE	8,320,519	10,723,870
ENDING CASH BALANCE	$3,989,550	$22,863,661

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$-	$9,186
Cash payments for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of management fees and patent liability into common stock	$-	$250,000

The Accompanying notes are an integral part of these condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
December 31, 2022	-	$-	-	$-	-	$-	1,407,624	$1,408	$69,675,124	$(53,811,858)	$15,864,674

Round-up shares issued in reverse stock split	-	-	-	-	-	-	23,502	23	(23)	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	18,324	-	18,324
Net loss	-	-	-	-	-	-	-	-	-	(2,154,048)	(2,154,048)

June 30, 2023	-	$-	-	$-	-	$-	1,431,126	$1,431	$69,693,425	$(55,965,906)	$13,728,950

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
March 31, 2023	-	$-	-	$-	-	$-	1,407,624	$1,408	$69,684,286	$(54,863,781)	$14,821,913

Round-up shares issued in reverse stock split	-	-	-	-	-	-	23,502	23	(23)	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	9,162	-	9,162
Net loss	-	-	-	-	-	-	-	-	-	(1,102,125)	(1,102,125)

June 30, 2023	-	$-	-	$-	-	$-	1,431,126	$1,431	$69,693,425	$(55,965,906)	$13,728,950

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
December 31, 2021	-	$-	-	$-	-	$-	633,886	$634	$53,884,920	$(43,667,814)	$10,217,740

Issuance of common stock and accompanying warrants, net of issuance costs	-	-	-	-	-	-	299,167	299	15,471,476	-	15,471,775
Common stock issued for related party patent liabilities	-	-	-	-	-	-	18,182	18	249,982	-	250,000
Common stock issued for warrant exercise	-	-	-	-	-	-	444,389	444	1	-	445
Stock-based compensation	-	-	-	-	-	-	-	-	50,422	-	50,422
Net loss	-	-	-	-	-	-	-	-	-	(2,946,013)	(2,946,013)

June 30, 2022	-	$-	-	$-	-	$-	1,395,624	$1,395	$69,656,801	$(46,613,827)	$23,044,369

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
March 31, 2022	-	$-	-	$-	-	$-	652,068	$652	$54,176,262	$(44,822,683)	$9,354,231

Issuance of common stock and accompanying warrants, net of issuance costs	-	-	-	-	-	-	299,167	299	15,471,476	-	15,471,775
Common stock issued for warrant exercise	-	-	-	-	-	-	444,389	444	1	-	445
Stock-based compensation	-	-	-	-	-	-	-	-	9,062	-	9,062
Net loss	-	-	-	-	-	-	-	-	-	(1,791,144)	(1,791,144)

June 30, 2022	-	$-	-	$-	-	$-	1,395,624	$1,395	$69,656,801	$(46,613,827)	$23,044,369

The Accompanying notes are an integral part of these condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Use of Estimates –The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

On July 8, 2022, the Company received a letter from The Nasdaq Stock Market LLC advising us that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) because the closing bid price of our common stock was below $1.00 per share for 30 consecutive business days. Pursuant to Nasdaq’s Listing Rules, the Company had a 180-day grace period, until January 4, 2023, during which the Company could have regained compliance if the bid price of our common stock closed at $1.00 per share or more for a minimum of ten consecutive business days. Subsequent to January 4, 2023, the Company has been granted an additional 180-day grace period. On June 12, 2023, the company effected a 10-to-1 reverse common stock split. Following the reverse stock split, the closing bid price of our common stock was above $1.00 per share for ten consecutive business days from June 12, 2020 to June 26, 2023. Pursuant to Nasdaq’s Listing Rules, the company was in compliance with Nasdaq Listing Rule 5550(a)(2). On June 27, 2023 the Company received written notice from the Nasdaq Stock Market notifying the Company that is had regained compliance with the minimum bid price requirement.

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

Payments received for which the earnings process is not yet complete are deferred. As of June 30, 2023, the Company had $40,000 in deferred revenue. There was no deferred revenue as of June 30, 2022.

Concentration Risks – The Federal Deposit Insurance Corporation insures cash deposits in most general bank accounts for up to $250,000 per institution. The Company maintains its cash balances at four financial institutions. As of June 30, 2023, the Company’s balance exceeded the limit at two institutions.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of June 30, 2023, and 2022, the Company had no outstanding derivative liabilities.

Basic and Diluted Income (Loss) Per Share – The Company follows Financial Accounting Standards Board (“FASB”) ASC 260 Earnings per Share to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During loss periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. During the six-months ended June 30, 2023 and 2022, the Company had options to purchase 11,183 shares of common stock and warrants to purchase 2,284,932 shares of common stock; however, the effects were anti-dilutive due to the net loss.

Following the approval of the Company’s Board of Directors, on June 12, 2023, the Company effected a 1-for-10 reverse split of the Company’s outstanding shares of common stock by filing a Certificate of Change Pursuant to NRS 78.209 with the Secretary of State of the State of Nevada. The filing of the Certificate of Change also reduced the authorized number of shares of the Company’s Common Stock from 50 million to five million. All share references in this filing have been restated to reflect the reverse split to the earliest period presented.  No fractional shares were issued, and no cash or other consideration were paid in connection with the Reverse Stock Split. Instead, the Company issued one whole share of the post-Reverse Stock Split Common Stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split. As a result, the Company issued an additional 23,502 shares.

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

NOTE 2 – LICENSING AGREEMENTS

ED Patent – The Company acquired a patent from CMH, a related company on February 2, 2016, in exchange for 43,112 shares of CMTH common stock valued at $100,000. The patent expires in 2025 and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $4,986 was recorded for the six-months ended June 30, 2023, and 2022. As of June 30, 2023, the carrying value of the patent was $26,030. The Company expects to amortize $9,972 annually through 2026 related to the patent costs.

Multipotent Amniotic Fetal Stem Cells License Agreement - On August 25, 2016, CMT entered into a License Agreement dated August 25, 2016, with a university. This license agreement grants to CMT the exclusive right to all products derived from a patent for use of multipotent amniotic fetal stem cells composition of matter throughout the world during the period ending on the expiration date of the longest-lived patent rights under the patent. The license agreement also permits CMT to grant sublicenses. Under the terms of the license agreement, CMT is required to diligently develop, manufacture, and sell any products licensed under the agreement. CMT paid the University an initial license fee within 30 days of entering into the agreement. CMT is also required to pay annual license maintenance fees on each anniversary date of the agreement, which maintenance fees would be credited toward any earned royalties for any given period. The License Agreement provides for payment of various milestone payments and earned royalties on the net sales of licensed products by CMT or any sub licensee. CMT is also required to reimburse the University for any future costs associated with maintaining the patent. CMT may terminate the license agreement for any reason upon 90 days’ written notice and the University may terminate the agreement in the event CMT fails to meet its obligations set forth therein, unless the breach is cured within 30 days of the notice from the University specifying the breach. CMT is also obligated to indemnify the University against claims arising due to the exercise of the license by CMT or any sub licensee. As of June 30, 2023, no amounts are currently due to the University.

The Company estimates that the patent expires in February 2026 and has elected to amortize the patent through the period of expiration on a straight-line basis. Amortization expense of $586 was recorded for the six-months ended June 30, 2023, and 2022. As of June 30, 2023, the carrying value of the patent was $2,619. The Company expects to amortize approximately $1,172 annually through 2025 related to the patent costs.

Lower Back Patent– The Company, through its subsidiary StemSpine, LLC, acquired a patent from CMH, a related company, on May 17, 2017, covering the use of various stem cells for the treatment of lower back pain from pursuant to a Patent Purchase Agreement, which was amended in November 2017. As amended, the agreement provides the following:

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

The Company paid CMH the $100,000 obligation of the initial payment due under this agreement, by a $50,000 cash payment and the issuance of 667 shares of common stock on December 12, 2020. On December 31, 2020, following the Company’s announcement with respect to the clinical commercialization of the StemSpine technology, the Company paid CMH $50,000 of the $300,000 obligation due under this agreement through the issuance of 14 shares of common stock. On September 30, 2021, the Company paid CMH an additional $40,000 of the $300,000 obligation due under this agreement through the issuance of 8,466 shares of common stock, and in January 2021 the Company paid CMH an additional $50,000 of the $300,000 obligation due under this agreement through the issuance of 8,929 shares of common stock. The remaining portion of the $300,000 obligation was paid in cash in 2020.

The patent expires on May 19, 2027, and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $5,000 was recorded for the six-months ended June 30, 2023, and 2022. As of June 30, 2023, the carrying value of the initial patent license was $40,000. The Company expects to amortize approximately $10,000 annually through 2027 related to the patent costs.

The Company has elected to amortize the additional $300,000 associated with the patent over a ten-year period on a straight-line basis. Amortization expense of $22,970 was recorded for the six-months ended June 30, 2023, and 2022. As of June 30, 2023, the carrying value of the patent was $133,404. The Company expects to amortize approximately $46,000 annually through 2026 related to the patent costs.

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

To date, the Company has not made any payments to Jadi Cell under this agreement, other than the $250,000 initial license fee, which was paid by the issuance of 18,018 shares of common stock to Jadi Cell in February 2022.

The Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expenses of $12,500 were recorded for the six-months ended June 30, 2023, and 2022. As of June 30, 2023, the carrying value of the patent was $187,500. The Company expects to amortize approximately $25,000 annually through 2030 related to the patent costs.

The following is a rollforward of the Company’s licensing agreements for the six months-ended June 30, 2023.

	Assets	Accumulated Amortization

Balances at December 31, 2022	$760,000	$(324,405)
Addition of new assets		-
Amortization	-	(46,042)
Balances at June 30, 2023	$760,000	$(370,447)

NOTE 3 – RELATED PARTY TRANSACTIONS

Jadi Cell License Agreement

On December 28, 2020, the Company entered into a patent license agreement with Jadi Cell, LLC, a company owned and controlled by Dr. Amit Patel, a former director of the Company. The agreement provides Company with an exclusive, worldwide license to U.S. Patent No. 9,803,176 “Methods and compositions for the clinical derivation of an allogenic cell and therapeutic uses” and the proprietary process of expanding the master cell bank of Jadi Cell LLC, in the field of enhancing autologous cells. The agreement is described in detail in Note 2 above. To date, the Company has not made any payments to Jadi Cell under this agreement, other than the $250,000 initial license fee, which was paid by the issuance of 18,018 shares of common stock to Jadi Cell in February 2022.

StemSpine Patent Purchase

The Company acquired U.S. Patent No. 9,598,673 covering the use of various stem cells for the treatment of lower back pain from its affiliate CMH pursuant to a Patent Purchase Agreement dated May 17, 2017, which was amended in November 2017. The inventors of the patent were Thomas Ichim, PhD and Amit Patel, MD, former directors of the Company, and Annette Marleau, PhD. The Patent Purchase Agreement is described in detail in Note 2 above. Pursuant to the Patent Purchase Agreement, the Company paid CMH the $100,000 obligation of the initial payment due under this agreement, by a $50,000 cash payment and the issuance of 667 shares of common stock on December 12, 2020. On December 31, 2020, following the Company’s announcement with respect to the clinical commercialization of the StemSpine technology, the Company paid CMH $50,000 of the $300,000 obligation due under this agreement through the issuance of 14 shares of common stock. On September 30, 2021 the Company paid CMH an additional $40,000 of the $300,000 obligation due under this agreement through the issuance of 8,466 shares of common stock, and in January 2021 the Company paid CMH an additional $50,000 of the $300,000 obligation due under this agreement through the issuance of 8,929 shares of common stock. The remaining portion of the $300,000 obligation has been paid in cash.

NOTE 4 – DEBT

During the six-months ended June 30, 2023 and 2022 there were no debt issuances.

As of June 30, 2023, and 2022, the Company had no outstanding loans.

NOTE 5 – DERIVATIVE LIABILITIES

As-of June 30, 2023 and 2022, the Company had no outstanding derivative liabilities and there was no derivative activity during the six-months ended June 30, 2023 and 2022.

NOTE 6 – STOCK-BASED COMPENSATION

On September 6, 2021, the Company’s Board of Directors, and holders of a majority of the voting power of the Company’s stockholders approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) and reserved 60,000 shares of common stock for the issuance of awards thereunder. The 2021 Plan provides for the granting to our employees, officers, directors, consultants, and advisors of performance awards payable in shares of common stock, stock options (non-statutory and incentive), restricted stock awards, stock appreciation rights (“SARs”), restricted share units (“RSUs”) and other stock-based awards. The purpose of the 2021 Plan is to secure for the Company and its stockholders the benefits arising from capital stock ownership by eligible participants who are expected to contribute to the Company’s future growth and success.

During the six-months ended June 30, 2022, Messrs. Warbington and Dickerson received 10-year options to purchase an aggregate of 11,182 shares of common stock with an exercise price of $16.90. The options vested immediately as to 25% of the shares subject to the option, and will vest in three equal installments of 25% of the shares subject to the option on each of the next three annual anniversary dates of the grant date. As of June 30, 2023, future estimated stock-based compensation expected to be recorded was estimated to be $58,455. The value of the options was determined to be $145,525 based upon the Black-Scholes method, see variables used below.

Inputs Used

Annual dividend yield	$-
Expected life (years)	10.0
Risk-free interest rate	0.81%
Expected volatility	92.95%
Common stock price	$16.90

During the six-months ended June 30, 2023 and 2022, the fair market value of the options was insignificant to the financial statements.

Since the expected life of the options was greater than the Company’s historical stock information available, the Company determined the expected volatility based on price fluctuations of comparable public companies.

There were no options issued during the six-months ended June 30, 2023, and 11,183 options issued during the six-months ended June 30, 2022.

Option activity for the six-months ended June 30, 2023, consists of the following:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2022	11,183	$83.96	9.11
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, June 30, 2023	11,183	$83.96	8.61
Vested, June 30, 2023	7,456	$117.47	8.62

See Note 2 for discussion related to the issuance of common stock in connection with licensing agreements.

See Note 7 for warrant rollforward.

NOTE 7 – STOCKHOLDERS’ EQUITY

May 2022 Private Offering

On May 3, 2022, the Company completed the sale of (i) 299,167 shares of common stock, and pre-funded warrants to purchase 456,389 shares of common stock (the “Pre-Funded Warrants”), and (ii) accompanying warrants to purchase 1,511,112 shares of common stock (the “Common Warrants”), at a combined offering price of $22.50 per share of common stock/Pre-Funded Warrant and related Common Warrant, to a group of institutional investors (the “Purchasers”), pursuant to a Securities Purchase Agreement between the Company and the Purchasers dated as of April 28, 2022 (the “Purchase Agreement”), resulting in gross proceeds to the Company of approximately $17,000,000. The transaction was effected pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506(b) promulgated thereunder.

The Common Warrants have a five-year term, and an exercise price of $20.00 per share. The Pre-Funded Warrants did not have an expiration date and had an exercise price of $0.001 per share. As of June 30, 2023, all of the Pre-Funded Warrants had been exercised.

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

Roth Capital Partners (“Roth”) acted as sole placement agent for the offering. The Company paid Roth a placement agent fee in the amount of $1,360,000 and issued Roth a warrant to purchase 113,334 shares of Common Stock with the same terms as the Common Warrants issued to the Purchasers.

On June 12, 2023 the Company announced that its Board of Directors has approved a share repurchase program. The program authorizes the Company to repurchase up to $2 million of its shares of common stock, in the open market or through privately negotiated transactions, in accordance with applicable securities laws and other restrictions. The manner, timing and amount of any purchase will be based on an evaluation of market conditions, the Company's stock price and other factors. The program has no termination date, may be suspended or discontinued at any time, and does not obligate the Company to acquire any particular number of shares of common stock. As-of June 30, 2023 no shares had been purchased under this program.

Warrants

In connection with our May 2022 private offering, we issued pre-funded warrants to purchase 456,389 shares of common stock and accompanying warrants to purchase 1,624,446 shares of common stock at a price of $20.00 per share.

Assumptions used in calculating the fair value of the warrants issued in 2022 were as follows:

Range of Inputs Used
Annual dividend yield	$-
Expected life (years)	5.0
Risk-free interest rate	0.81%
Expected volatility	92.95%
Common stock price	$18.30

As of June 30, 2023, and 2022, warrants to purchase 2,284,932 and 2,296,927 shares of common stock were outstanding respectively.

Warrant activity for the six-months ended June 30, 2023 consists of the following:

	Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2022	2,284,932	$26.59	4.22
Issuances	-	-	-
Exercises	-	-	-
Outstanding, June 30, 2023	2,284,932	$26.59	3.72

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

Results of Operations – For the Three-month Periods Ended June 30, 2023, and 2022

Gross Revenue. We generated no revenue for the three-months ended June 30, 2023 and 2022.

Cost of Goods Sold. We generated no cost of goods sold for the three-months ended June 30, 2023 and 2022.

Gross Profit/(Loss). We generated no gross profit for the three-months ended June 30, 2023 and 2022.

Selling, General and Administrative Expenses. General and administrative expenses for the three-months ended June 30, 2023, totaled $859,537, in comparison with $1,108,428 for the comparable period a year ago. The decrease of $248,891, or 23% is primarily due to a decrease of $90,194 in marketing, $38,152 in travel, $76,000 in timing-related Board of Director expenses and $37,887 in D&O.

Amortization Expenses. Amortization expenses for the three-month periods ended June 30, 2023 and 2022, totaled $23,021.

Research and Development Expenses. Research and development expenses for the three-months ended June 30, 2023, totaled $309,480 in comparison to $659,695 for the comparable period a year ago. The decrease of $350,215, or 53% was primarily due to trial-related start-up expenses of $410,000 incurred in 2022 associated with our CELZ-201 Phase I/II diabetes trial.

Operating Loss. For the reasons stated above, our operating loss for the three-months ended June 30, 2023, was $1,192,038 in comparison with $1,791,144 for the comparable period a year ago.

Other Income. Other income for the three-months ended June 30, 2023, totaled $89,913 in comparison with $0 for the comparable period a year ago. The increased income of $89,913 is due to increased interest income associated with $9,581,207 in short-term certificates of deposit.

Net Income/Loss. For the reasons stated above, our net loss for the three-months ended June 30, 2023, was $1,102,125 in comparison with a net loss of $1,791,144 for the comparable period a year ago.

Results of Operations – For the Six-month Periods Ended June 30, 2023, and 2022

Gross Revenue. We generated no revenue for the six-months ended June 30, 2023, in comparison with $15,000 for the comparable period a year ago. The pause in sales reflects the Company’s re-evaluation of marketing and distribution options to generate improved sales of the Caverstem and FemCelz procedures.

Cost of Goods Sold. We generated no cost of goods sold for the six-months ended June 30, 2023, in comparison with $6,791 for the comparable period a year ago. The decrease is due to the reduction in sales.

Gross Profit/(Loss). We generated $0 in gross profit for the six-months ended June 30, 2023, in comparison with $8,209 in gross profit for the comparable period a year ago.

Selling, General and Administrative Expenses. General and administrative expenses for the six-months ended June 30, 2023, totaled $1,630,557, in comparison with $2,238,845 for the comparable period a year ago. The decrease of $607,928, or 27% is primarily due to decreases of $194,000 in consulting expenses, $131,136 in marketing expenses, $121,309 in D&O insurance, $76,000 in Board of Directors payment timing, $49,490 in accounting fees, $44,672 in travel, and $32,098 in stock-based compensation.

Amortization Expenses. Amortization expenses for the six-month periods ended June 30, 2023 and 2022, totaled $46,042.

Research and Development Expenses. Research and development expenses for the six-months ended June 30, 2023, totaled $628,500 in comparison to $669,695 for the comparable period a year ago. The decrease of $41,186, or 6% was primarily due to of trial-related start-up expenses in 2022 associated with our CELZ-201 Phase I/II diabetes trial.

Operating Loss. For the reasons stated above, our operating loss for the six-months ended June 30, 2023, was $2,305,108 in comparison with $2,946,013 for the comparable period a year ago.

Other Income. Other income for the six-months ended June 30, 2023, totaled $151,060 in comparison with $0 for the comparable period a year ago. The increased income of $151,060 is due to interest income associated with $9,581,207 in short-term certificates of deposit.

Net Income/Loss. For the reasons stated above, our net loss for the six-months ended June 30, 2023, was $2,154,048 in comparison with a net loss of $2,946,013 for the comparable period a year ago.

Liquidity and Capital Resources

As of June 30, 2023, we had $13,570,757 of available cash and certificates of deposit and positive working capital of approximately $13,336,116. In comparison, as of December 31, 2022, we had $18,399,136 of available cash and positive working capital of $15,425,798.

On May 3, 2022 we received gross proceeds of $17,000,000, before deducting placement agent fees and expenses, upon the closing of an unregistered sale of equity securities of (i) 299,167 shares of our common stock and pre-funded warrants to purchase 456,389 shares of common stock (the “Pre-Funded Warrants”), and (ii) accompanying warrants to purchase 1,511,112 shares of common stock at an exercise price of $20.00 per share (“Warrants”), at a combined offering price of $22.50 per share of common stock/Pre-Funded Warrant and related Warrant to a group of institutional investors (the “Purchasers”). The Warrants have a five-year term, and an exercise price of $20.00 per share. The Pre-Funded Warrants do not expire and had an exercise price of $0.001 per share. Roth Capital Partners acted as sole placement agent for the offering. We paid Roth a placement agent fee in the amount of $1,360,000 and issued Roth a warrant to purchase 113,334 shares of common stock with the same terms as the common warrants issued to the purchasers. Pursuant to the Purchase Agreement, the Company and the Purchasers entered into a Registration Rights Agreement, pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission to register the resale of the shares of Common Stock issued in the offering and the shares of Common Stock underlying the Warrants and Pre-Funded Warrants. On May 10, 2022, we filed a Form S-3 registration statement to register the shares, Warrants and Pre-Funded Warrants for resale. The registration went effective on May 19, 2022, fulfilling our contractual obligation. From June through July 2022, all of the Pre-Funded Warrants were exercised for shares of common stock.

Cash Flows

Net Cash used in Operating Activities. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was $4,828,379 for the six months-ended June 30, 2023, in comparison to $3,332,429 for the comparable period a year ago, an increase of $1,495,950 or 45%. The increase in cash used in operations was primarily related to $3,000,000 in cash payments related to the purchase of research tools referenced in Note 8 offset by reductions in general and administrative expenses.

Net Cash Received in Investing Activities. Cash received in investing activities was $497,410 for the six-months ended June 30, 2023, related to net redemptions of $497,410 in certificates of deposit in comparison to $0 for the six-months ended June 30, 2022.

Net Cash from Financing Activities.

There were no cash proceeds or expenditures from financing activities during the six-months ended June 30, 2023 compared to $15,472,220 for the six-months ended June 30, 2022. The $15,472,220 is related to the May, 2022 financing referenced in Note 7.

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

Description of Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company’s financial reporting. In connection with the preparation and audit of the Company’s financial statements for the year ended the December 31, 2022, management identified the following deficiencies that alone or in combination, represent material weaknesses in internal control over financial reporting, the material weaknesses are still present for the six months ended June 30, 2023 and are as follows:

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

3.10

Certificate of Change Pursuant to NRS 78.209, as filed with the Secretary of State of the State of Nevada on June 1, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2023).

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

10.4

Warrant Agency Agreement between Creative Medical Technology Holdings, Inc. and vStock Transfer LLC dated December 7, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2021).

10.5†	2021 Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Information Statement on Schedule 14C filed with the Securities and Exchange Commission on September 24, 2021).
10.6†

Employment Agreement between Creative Medical Technology Holdings, Inc. and Timothy Warbington, dated as of February 9, 2022. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2022).

10.7†

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

Creative Medical Technology Holdings, Inc.

Date: August 11, 2023	By	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2023	By	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial Officer)

