Form 10-Q
period 2023-09-30
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2023-11-14
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, there were 1,382,126 shares of the registrant’s common stock outstanding.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash	$4,507,108	$8,320,519
Certificates of deposit	7,467,346	10,078,617
Inventory	7,794	10,194
Prepaids and other current assets	61,478	338,120
Total Current Assets	12,043,726	18,747,450

OTHER ASSETS
Other assets	3,281	3,281
Licenses, net of amortization	466,532	435,595
TOTAL ASSETS	$12,513,539	$19,186,326

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$367,045	$3,267,538
Accrued expenses	39,920	39,920
Advances from related party	14,194	14,194
Total Current Liabilities	421,159	3,321,652

TOTAL LIABILITIES	421,159	3,321,652

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 5,000,000 and 50,000,000 shares authorized; 1,431,126 and 1,407,624 issued, and 1,391,126 and 1,407,624 outstanding at September 30, 2023 and December 31, 2022, respectively	1,431	1,408
Additional paid-in capital	69,702,587	69,675,124
Treasury stock, at cost, 40,000 shares as of September 30, 2023	(191,780)	-
Accumulated deficit	(57,419,858)	(53,811,858)
TOTAL STOCKHOLDERS' EQUITY	12,092,380	15,864,674
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
	$12,513,539	$19,186,326

The accompanying notes are an integral part of these condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022

Revenues	$6,000	$55,000	$6,000	$70,000

Cost of revenues	2,400	16,000	2,400	22,791

Gross profit	3,600	39,000	3,600	47,209

OPERATING EXPENSES
Research and development	992,722	230,940	1,621,231	900,635
Selling, general and administrative	531,042	805,461	2,161,599	3,043,946
Amortization of patent costs	23,021	23,021	69,063	69,063
TOTAL EXPENSES	1,546,785	1,059,422	3,851,893	4,013,644

Operating loss	(1,543,185)	(1,020,422)	(3,848,293)	(3,966,435)

OTHER INCOME/(EXPENSE)
Interest income	89,233	38,083	240,293	38,083
Total other income (expense)	89,233	38,083	240,293	38,083

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,453,952)	(982,339)	(3,608,000)	(3,928,352)

Provision for income taxes	-	-	-	-

NET LOSS	$(1,453,952)	$(982,339)	$(3,608,000)	$(3,928,352)

NET LOSS PER SHARE - BASIC AND DILUTED	$(1.02)	$(0.70)	$(2.55)	$(3.98)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	1,431,426	1,406,841	1,416,319	987,245

The accompanying notes are an integral part of these condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,608,000)	$(3,928,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	27,486	59,584
Amortization	69,063	69,063
Changes in assets and liabilities:
Accounts receivable	-	2,485
Inventory	2,400	(5,028)
Prepaids and other current assets	276,642	-
Accounts payable	(2,900,493)	(434,019)
Accrued expenses	-	30,535
Net cash used in operating activities	(6,132,902)	(4,205,732)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in certificates of deposit	(6,437,188)	(5,021,307)
Redemptions of certificates of deposit	9,048,459	-
Payment of patent purchase obligation	(100,000)	-
Purchase of treasury stock	(191,780)	-
Net cash provided by (used in) investing activities	2,319,491	(5,021,307)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants, net of issuance costs	-	15,471,775
Proceeds from exercise of warrants	-	457
Net cash provided by financing activities	-	15,472,232

NET INCREASE (DECREASE) IN CASH	(3,713,411)	6,245,193
BEGINNING CASH BALANCE	8,320,519	10,723,870
ENDING CASH BALANCE	$4,507,108	$16,969,063

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$-	$-
Cash payments for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of management fees and patent liability into common stock	$-	$250,000

The accompanying notes are an integral part of these condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Treasury	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity
December 31, 2022	1,407,624	$1,408	$69,675,124	$-	$(53,811,858)	$15,864,674

Round-up shares issued in reverse stock split	23,502	23	(23)	-	-	-
Purchase of treasury stock	(40,000)	-	-	(191,780)	-	(191,780)
Stock-based compensation	-	-	27,486	-	-	27,486
Net loss	-	-	-	-	(3,608,000)	(3,608,000)

September 30, 2023	1,391,126	$1,431	$69,702,587	$(191,780)	$(57,419,858)	$12,092,380

	Common Stock		Additional Paid-in	Treasury	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity
June 30, 2023	1,431,126	$1,431	$69,693,425	$-	$(55,965,906)	$13,728,950

Purchase of treasury stock	(40,000)	-	-	(191,780)	-	(191,780)
Stock-based compensation	-	-	9,162	-	-	9,162
Net loss	-	-	-	-	(1,453,952)	(1,453,952)

September 30, 2023	1,391,126	$1,431	$69,702,587	$(191,780)	$(57,419,858)	$12,092,380

	Common Stock		Additional Paid-in	Treasury	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity
December 31, 2021	633,886	$634	$53,884,920	$-	$(43,667,814)	$10,217,740

Issuance of common stock and accompanying warrants, net of issuance costs	299,167	299	15,471,476	-	-	15,471,775
Common stock issued for related party patent liabilities	18,182	18	249,982	-	-	250,000
Common stock issued for warrant exercise	456,389	456	1	-	-	457
Stock-based compensation	-	-	59,584	-	-	59,584
Net loss	-	-	-	-	(3,928,352)	(3,928,352)

September 30, 2022	1,407,624	$1,407	$69,665,963	$-	$(47,596,166)	$22,071,204

	Common Stock		Additional Paid-in	Treasury	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at June 30, 2022	1,395,624	$1,395	$69,656,801	$-	$(46,613,827)	$23,044,369

Issuance of common stock and accompanying warrants, net of issuance costs	-	-	-	-	-	-
Common stock issued for warrant exercise	12,000	12	-	-	-	12
Stock-based compensation	-	-	9,162	-	-	9,162
Net loss	-	-	-	-	(982,339)	(982,339)

Balance at September 30, 2022	1,407,624	$1,407	$69,665,963	$-	$(47,596,166)	$22,071,204

The accompanying notes are an integral part of these condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

In 2020, through the Company’s ImmCelz Inc. subsidiary, the Company began developing treatments under its ImmCelz® platform (CELZ-100) that utilize a patient’s own extracted immune cells that are then “reprogrammed/supercharged” by culturing them outside the patient’s body with optimized stem cells. The immune cells are then re-injected into the patient from whom they were extracted. The Company believes this process endows the immune cells with regenerative properties that may be suitable for the treatment of multiple indications. The Company has validated this ability through third-party studies that were independently conducted on human donor patient cells for accuracy and reproducibility. In contrast to other stem cell-based approaches, the immune cells are significantly smaller in size than stem cells and are believed to more effectively penetrate areas of the damaged tissues and induce regeneration.

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

On July 8, 2022, the Company received a letter from The Nasdaq Stock Market LLC advising us that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) because the closing bid price of our common stock was below $1.00 per share for 30 consecutive business days. Pursuant to Nasdaq’s Listing Rules, the Company had a 180-day grace period, until January 4, 2023, during which the Company could have regained compliance if the bid price of our common stock closed at $1.00 per share or more for a minimum of ten consecutive business days. Subsequent to January 4, 2023, the Company has been granted an additional 180-day grace period. On June 12, 2023, the company effected a 10-to-1 reverse common stock split. Following the reverse stock split, the closing bid price of our common stock was above $1.00 per share for ten consecutive business days from June 12, 2023 to June 26, 2023. Pursuant to Nasdaq’s Listing Rules, the company was in compliance with Nasdaq Listing Rule 5550(a)(2). On June 27, 2023 the Company received written notice from the Nasdaq Stock Market notifying the Company that is had regained compliance with the minimum bid price requirement.

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

Payments received for which the earnings process is not yet complete are deferred. As of September 30, 2023 and 2022, the Company had $40,000 and $55,000 in deferred revenue respectively.

Concentration Risks – The Federal Deposit Insurance Corporation insures cash deposits in most general bank accounts for up to $250,000 per institution. The Company maintains its cash balances at four financial institutions. As of September 30, 2023, the Company’s balance exceeded the limit at two institutions.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of September 30, 2023, and 2022, the Company had no outstanding derivative liabilities.

Basic and Diluted Income (Loss) Per Share – The Company follows Financial Accounting Standards Board (“FASB”) ASC 260 Earnings per Share to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During loss periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. During the nine-months ended September 30, 2023 and 2022, the Company had options to purchase 11,183 shares of common stock and warrants to purchase 2,284,932 shares of common stock; however, the effects were anti-dilutive due to the net loss.

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

NOTE 2 – LICENSING AGREEMENTS

ED Patent – The Company acquired a patent from CMH, a related company on February 2, 2016, in exchange for 43,112 shares of CMTH common stock valued at $100,000. The patent expires in 2025 and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $7,479 was recorded for the nine-months ended September 30, 2023, and 2022. As of September 30, 2023, the carrying value of the patent was $23,537. The Company expects to amortize $9,972 annually through 2026 related to the patent costs.

Multipotent Amniotic Fetal Stem Cells License Agreement - On August 25, 2016, CMT entered into a License Agreement dated August 25, 2016, with a university. This license agreement grants to CMT the exclusive right to all products derived from a patent for use of multipotent amniotic fetal stem cells composition of matter throughout the world during the period ending on the expiration date of the longest-lived patent rights under the patent. The license agreement also permits CMT to grant sublicenses. Under the terms of the license agreement, CMT is required to diligently develop, manufacture, and sell any products licensed under the agreement. CMT paid the University an initial license fee within 30 days of entering into the agreement. CMT is also required to pay annual license maintenance fees on each anniversary date of the agreement, which maintenance fees would be credited toward any earned royalties for any given period. The License Agreement provides for payment of various milestone payments and earned royalties on the net sales of licensed products by CMT or any sub licensee. CMT is also required to reimburse the University for any future costs associated with maintaining the patent. CMT may terminate the license agreement for any reason upon 90 days’ written notice and the University may terminate the agreement in the event CMT fails to meet its obligations set forth therein, unless the breach is cured within 30 days of the notice from the University specifying the breach. CMT is also obligated to indemnify the University against claims arising due to the exercise of the license by CMT or any sub licensee. As of September 30, 2023, no amounts are currently due to the University.

The Company estimates that the patent expires in February 2026 and has elected to amortize the patent through the period of expiration on a straight-line basis. Amortization expense of $879 was recorded for the nine-months ended September 30, 2023, and 2022. As of September 30, 2023, the carrying value of the patent was $2,326. The Company expects to amortize approximately $1,172 annually through 2025 related to the patent costs.

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

The Company paid CMH the $100,000 obligation of the initial payment due under this agreement, by a $50,000 cash payment and the issuance of 667 shares of common stock on December 12, 2020. On December 31, 2020, following the Company’s announcement with respect to the clinical commercialization of the StemSpine technology, the Company paid CMH $50,000 of the $300,000 obligation due under this agreement through the issuance of 14 shares of common stock. On September 30, 2021, the Company paid CMH an additional $40,000 of the $300,000 obligation due under this agreement through the issuance of 8,466 shares of common stock, and in January 2021 the Company paid CMH an additional $50,000 of the $300,000 obligation due under this agreement through the issuance of 8,929 shares of common stock. The remaining portion of the $300,000 obligation was paid in cash in 2020. In August 2023, the Company paid CMH $100,000 related to the filing of an IND with the FDA per the terms of the agreement.

The patent expires on May 19, 2027, and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $7,500 was recorded for the nine-months ended September 30, 2023, and 2022. As of September 30, 2023, the carrying value of the initial patent license was $37,500. The Company expects to amortize approximately $10,000 annually through 2027 related to the patent costs.

The Company has elected to amortize the additional $300,000 associated with the patent over a ten-year period on a straight-line basis. Amortization expense of $34,455 was recorded for the nine-months ended September 30, 2023, and 2022. As of September 30, 2023, the carrying value of the patent was $121,919. The Company expects to amortize approximately $46,000 annually through 2026 related to the patent costs.

The Company has elected to amortize the additional $100,000 associated with the filing of the IND with the FDA over a four-year period on a straight-line basis. The Company expects to amortize approximately $25,000 annually through 2027 related to the patent costs.

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

The Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expenses of $18,750 were recorded for the nine-months ended September 30, 2023, and 2022. As of September 30, 2023, the carrying value of the patent was $181,250. The Company expects to amortize approximately $25,000 annually through 2030 related to the patent costs.

The following is a rollforward of the Company’s licensing agreements for the nine-months ended September 30, 2023.

	Assets	Accumulated Amortization

Balances at December 31, 2022	$760,000	$(324,405)
Addition of new assets	100,000	-
Amortization	-	(69,063)
Balances at September 30, 2023	$860,000	$(393,468)

NOTE 3 – RELATED PARTY TRANSACTIONS

Jadi Cell License Agreement

On December 28, 2020, the Company entered into a patent license agreement with Jadi Cell, LLC, a company owned and controlled by Dr. Amit Patel, a former director of the Company. The agreement provides the Company with an exclusive, worldwide license to U.S. Patent No. 9,803,176 “Methods and compositions for the clinical derivation of an allogenic cell and therapeutic uses” and the proprietary process of expanding the master cell bank of Jadi Cell LLC, in the field of enhancing autologous cells. The agreement is described in detail in Note 2 above. To date, the Company has not made any payments to Jadi Cell under this agreement, other than the $250,000 initial license fee, which was paid by the issuance of 18,018 shares of common stock to Jadi Cell in February 2022.

StemSpine Patent Purchase

The Company acquired U.S. Patent No. 9,598,673 covering the use of various stem cells for the treatment of lower back pain from its affiliate CMH pursuant to a Patent Purchase Agreement dated May 17, 2017, which was amended in November 2017. The inventors of the patent were Thomas Ichim, PhD and Amit Patel, MD, former directors of the Company, and Annette Marleau, PhD. The Patent Purchase Agreement is described in detail in Note 2 above. Pursuant to the Patent Purchase Agreement, the Company paid CMH the $100,000 obligation of the initial payment due under this agreement, by a $50,000 cash payment and the issuance of 667 shares of common stock on December 12, 2020. On December 31, 2020, following the Company’s announcement with respect to the clinical commercialization of the StemSpine technology, the Company paid CMH $50,000 of the $300,000 obligation due under this agreement through the issuance of 14 shares of common stock. On September 30, 2021 the Company paid CMH an additional $40,000 of the $300,000 obligation due under this agreement through the issuance of 8,466 shares of common stock, and in January 2021 the Company paid CMH an additional $50,000 of the $300,000 obligation due under this agreement through the issuance of 8,929 shares of common stock. The remaining portion of the $300,000 obligation has been paid in cash. In August 2023, the Company paid CMH $100,000 related to the filing of an IND with the FDA per the terms of the agreement.

NOTE 4 – DEBT

During the nine-months ended September 30, 2023 and 2022 there were no debt issuances.

As of September 30, 2023, and 2022, the Company had no outstanding loans.

NOTE 5 – DERIVATIVE LIABILITIES

As-of September 30, 2023 and 2022, the Company had no outstanding derivative liabilities and there was no derivative activity during the nine-months ended September 30, 2023 and 2022.

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

During the nine-months ended September 30, 2022, Messrs. Warbington and Dickerson received 10-year options to purchase an aggregate of 11,183 shares of common stock with an exercise price of $16.90. The options vested immediately as to 25% of the shares subject to the option, and will vest in three equal installments of 25% of the shares subject to the option on each of the next three annual anniversary dates of the grant date. As of September 30, 2023, future estimated stock-based compensation expected to be recorded was estimated to be $58,455. The value of the options was determined to be $145,525 based upon the Black-Scholes method, see variables used below.

Inputs Used

Annual dividend yield	$-
Expected life (years)	10.0
Risk-free interest rate	0.81%
Expected volatility	92.95%
Common stock price	$16.90

During the nine-months ended September 30, 2023 and 2022, the fair market value of the options was insignificant to the financial statements.

Since the expected life of the options was greater than the Company’s historical stock information available, the Company determined the expected volatility based on price fluctuations of comparable public companies.

There were no options issued during the nine-months ended September 30, 2023, and 11,183 options issued during the nine-months ended September 30, 2022.

Option activity for the nine-months ended September 30, 2023, consists of the following:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2022	11,183	$83.96	9.11
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, September 30, 2023	11,183	$83.96	8.36
Vested, September 30, 2023	7,456	$117.47	8.35

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

The Common Warrants have a five-year term, and an exercise price of $20.00 per share. The Pre-Funded Warrants did not have an expiration date and had an exercise price of $0.001 per share. As of September 30, 2023, all of the Pre-Funded Warrants had been exercised.

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

On June 12, 2023 the Company announced that its Board of Directors has approved a share repurchase program. The program authorizes the Company to repurchase up to $2 million of its shares of common stock, in the open market or through privately negotiated transactions, in accordance with applicable securities laws and other restrictions. The manner, timing and amount of any purchase will be based on an evaluation of market conditions, the Company's stock price and other factors. The program has no termination date, may be suspended or discontinued at any time, and does not obligate the Company to acquire any particular number of shares of common stock. As-of September 30, 2023, 40,000 shares had been repurchased under this program for a total purchase price of $191,780.

Warrants

In connection with our May 2022 private offering, we issued pre-funded warrants to purchase 456,389 shares of common stock and accompanying warrants to purchase 1,624,446 shares of common stock at a price of $20.00 per share.

Assumptions used in calculating the fair value of the warrants issued in 2022 were as follows:

Range of Inputs Used
Annual dividend yield	$-
Expected life (years)	5.0
Risk-free interest rate	0.81%
Expected volatility	92.95%
Common stock price	$18.30

As of September 30, 2023, and 2022, warrants to purchase 2,284,932 and 2,284,932 shares of common stock were outstanding respectively.

Warrant activity for the nine-months ended September 30, 2023 consists of the following:

	Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2022	2,284,932	$26.59	4.22
Issuances	-	-	-
Exercises	-	-	-
Outstanding, September 30, 2023	2,284,932	$26.59	3.47

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

In 2020, through our ImmCelz Inc. subsidiary, we began developing treatments under our ImmCelz® platform (CELZ-100), that utilize a patient’s own extracted immune cells that are then “reprogrammed/supercharged” by culturing them outside the patient’s body with optimized cell-free factors.  The immune cells are then re-injected into the patient from whom they were extracted. We believe this process endows the immune cells with regenerative properties (or “supercharges” them) providing them with the ability to treat multiple indications.  We have validated this ability through the third-party studies described below that were independently conducted on selected human donor patient cells for accuracy and reproducibility. In contrast to other stem cell-based approaches, the immune cells are significantly smaller in size than stem cells and are believed to more effectively penetrate areas of the damaged tissues and induce regeneration.

In March 2023, we reported the following results of independent studies:

•	ImmCelz® (CELZ-100) platform required 75% fewer donor patient cells compared to industry standard.
•	The purity of the final ImmCelz® (CELZ-100) product was greater than 95% compared to the industry standard of greater than 80%.
•

ImmCelz® (CELZ-100) demonstrated a greater than 200% reduction in functional suppression of effector T cells, which are a critical concern for patients with autoimmune issues, while still possessing a high number of functional T regulatory cells.

•	The ability to verify repeated potency of the final ImmCelz®(CELZ-100) product.

We believe these results show that we will be able to substantially reduce production costs, while allowing for the manufacture of the best clinical product for patients with immune disorders, which will enable us to accelerate our clinical applications and encourage potential collaborations with respect to our ImmCelz® platform.

In June 2022, we signed an agreement with Greenstone Biosciences Inc. (“Greenstone”) for the development of a human induced pluripotent stem cell (iPSC) pipeline for our ImmCelz® platform. This project was identified as iPScelz™. The efforts by Greenstone Biosciences Inc. are expected to complement and expand our current work on novel therapeutic cell lines. In May 2023, we announced that that we had received confirmation that Greenstone had successfully developed a human induced pluripotent stem cell (iPSC). We estimate that the development of this cell line will save the Company two to three years in research and development time along with associated expenses. The final iPScelz™ results in a viral-free cell line which has great potential for differentiation into therapeutic biologics both for the cellular and cell-free programs along with targeted drug discovery. Greenstone’s developments were confirmed by an independent, industry-leading research firm.

In October 2022, we announced the development of our AlloStem™ Clinical Cell Line (CELZ-200), a proprietary allogenic cell line which includes a Master Cell Bank and a Drug Master File. We believe we will able to use this cell line for many of our programs, including our ImmCelz® immunotherapy platform for multiple diseases, OvaStem® for Premature Ovarian Failure, CELZ-201 for Type 1 diabetes, StemSpine® for lower back pain, and IPScelz™ inducible pluripotent stem cell program in ongoing development with Greenstone Biosciences.

In November 2022, we announced that the FDA had cleared the Company’s CELZ-201 Investigational New Drug (IND) application for the treatment of Type 1 Diabetes utilizing our AlloStem™ Clinical Cell Line, which will allow us to begin a Phase I/II clinical trial. The primary objective of the study will be to evaluate CELZ-201 in patients with newly diagnosed Type 1 Diabetes. The trial has also received Institutional Board Review (IRB) approval for the trial to proceed as well as approval of the patient recruitment material. Patient recruitment was initiated in September 2023.

In February 2023, the Company reported positive three-year follow-up data for its StemSpine® pilot study. The three-year data demonstrates continued efficacy of the StemSpine® procedure for treating chronic lower back pain without any serious adverse effects reported.

In March 2023, the Company announced that it filed an application with the FDA to receive Orphan Drug Designation (“ODD”) for the treatment of Brittle Type 1 Diabetes using its ImmCelz® (CELZ-100) platform. The FDA has responded to the ODD filing with additional clarification requests, which we are in the process of responding.

In April 2023, the Company reported positive one-year follow-up data and significant efficacy using CELZ-001 to treat patients with Type 2 Diabetes. There were no safety concerns related to CELZ-001 at one year follow-up utilizing the same infusion procedure as in the currently U.S. FDA cleared CELZ-201 clinical trial. There were 30 patients in the study, 15 who received CELZ-001 and the rest received optimized medical therapy. At one year, there was an overall efficacy of 93% in the treated patients demonstrating at least a 50% reduction in insulin requirement.

In September 2023, the Company received FDA clearance to initiate a Phase I/II clinical trial of StemSpine® using AlloStem™ (CELZ-201-DDT) for the treatment of lower back pain. The study is designed to evaluate the safety, efficacy, and tolerability of CELZ-201-DDT. The study will enroll 30 individuals suffering from chronic lower back pain. Using an ultrasound guided, non-surgical procedure, AlloStem™ is injected in areas surrounding the diseased disc(s), thereby potentially repairing, remodeling, and improving the blood supply around the disc and lower back area, without exposing the patient to radiation or any other cell-based procedures. In October, 2023 we filed for and received approval from an institutional review board (IRB) to proceed with this trial.

Results of Operations – For the Three-month Periods Ended September 30, 2023, and 2022

Gross Revenue. We generated $6,000 in revenue for the three-months ended September 30, 2023, in comparison with $55,000 for the comparable period a year ago. The reduction in sales reflects the Company’s re-evaluation of marketing and distribution options to generate improved sales of the Caverstem® and FemCelz® procedures.

Cost of Goods Sold. We generated $2,400 in cost of goods sold for the three-months ended September 30, 2023, in comparison with $16,000 for the comparable period a year ago. The decrease is due to the reduction in sales.

Gross Profit/(Loss). We generated $3,600 and $39,000 in gross profit for the three-months ended September 30, 2023 and 2022 respectively.

Selling, General and Administrative Expenses. General and administrative expenses for the three-months ended September 30, 2023, totaled $531,042, in comparison with $805,461 for the comparable period a year ago. The decrease of $274,419, or 34% is primarily due to a decrease of $75,033 in marketing, $95,831 in compensation, and $97,459 in consulting expenses.

Amortization Expenses. Amortization expenses for the three-month periods ended September 30, 2023 and 2022, totaled $23,021.

Research and Development Expenses. Research and development expenses for the three-months ended September 30, 2023, totaled $992,722 in comparison to $230,940 for the comparable period a year ago. The increase of $761,782, or 330% was primarily due to $97,105 associated with the StemSpine IND filing, $228,716 in Type I Diabetes trial-related expenses and $409,310 in general research and development activities.

Operating Loss. For the reasons stated above, our operating loss for the three-months ended September 30, 2023, was $1,543,185 in comparison with $1,020,422 for the comparable period a year ago.

Other Income. Other income for the three-months ended September 30, 2023, totaled $89,233 in comparison with $38,083 for the comparable period a year ago. The increased income of $51,150 is due to increased interest income from higher short-term certificates of deposit balances and increased interest rates associated with $7,467,346 in short-term certificates of deposit.

Net Income/Loss. For the reasons stated above, our net loss for the three-months ended September 30, 2023, was $1,453,952 in comparison with a net loss of $982,339 for the comparable period a year ago.

Results of Operations – For the Nine-month Periods Ended September 30, 2023, and 2022

Gross Revenue. We generated $6,000 in revenue for the nine-months ended September 30, 2023, in comparison with $70,000 for the comparable period a year ago. The reduction in sales reflects the Company’s re-evaluation of marketing and distribution options to generate improved sales of the Caverstem® and FemCelz® procedures.

Cost of Goods Sold. We generated $2,400 in cost of goods sold for the nine-months ended September 30, 2023, in comparison with $22,791 for the comparable period a year ago. The decrease is due to the reduction in sales.

Gross Profit/(Loss). We generated $3,600 in gross profit for the nine-months ended September 30, 2023, in comparison with $47,209 in gross profit for the comparable period a year ago.

Selling, General and Administrative Expenses. General and administrative expenses for the nine-months ended September 30, 2023, totaled $2,161,599, in comparison with $3,043,946 for the comparable period a year ago. The decrease of $882,347, or 29% is primarily due to decreases of $318,579 in consulting expenses, $206,168 in marketing expenses, $115,829 in D&O insurance expense, $76,000 in Board of Directors payment timing, $82,932 in accounting fees, and $108,438 in stock-based compensation.

Amortization Expenses. Amortization expenses for the nine-month periods ended September 30, 2023 and 2022, totaled $69,063.

Research and Development Expenses. Research and development expenses for the nine-months ended September 30, 2023, totaled $1,621,231 in comparison to $900,635 for the comparable period a year ago. The increase of $720,596, or 80% was primarily due to $97,105 associated with the StemSpine IND filing, $328,100 associated with the Type I diabetes trial, and $279,327 in general research and development activities.

Operating Loss. For the reasons stated above, our operating loss for the nine-months ended September 30, 2023, was $3,848,293 in comparison with $3,966,435 for the comparable period a year ago.

Other Income. Other income for the nine-months ended September 30, 2023, totaled $240,293 in comparison with $38,083 for the comparable period a year ago. The increased income of $202,210 is due to increased interest income from higher short-term certificates of deposit balances and increased interest rates associated with $7,467,346 in short-term certificates of deposit.

Net Income/Loss. For the reasons stated above, our net loss for the nine-months ended September 30, 2023, was $3,608,000 in comparison with a net loss of $3,928,352 for the comparable period a year ago.

Liquidity and Capital Resources

As of September 30, 2023, we had $11,974,454 of available cash and certificates of deposit and positive working capital of approximately $11,622,567. In comparison, as of December 31, 2022, we had $18,399,136 of available cash and positive working capital of $15,425,798.

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

Cash Flows

Net Cash used in Operating Activities. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was $6,132,902 for the nine-months ended September 30, 2023, in comparison to $4,205,732 for the comparable period a year ago, an increase of $1,927,170 or 46%. The increase in cash used in operations was primarily related to $3,000,000 in cash payments related to the purchase of research tools referenced in Note 8 of the accompanying financial statements, offset by reductions in general and administrative expenses.

Net Cash Received From Investing Activities. Cash received in investing activities was $2,319,491 for the nine-months ended September 30, 2023, related to net redemptions of $2,611,271 in certificates of deposit offset by $191,780 associated with the repurchase of our common stock under our stock re-purchase program, and $100,000 in cash paid related to patents in comparison to $5,021,307 of investments in certificates of deposit for the nine-months ended September 30, 2022.

Net Cash from Financing Activities.

There were no cash proceeds or expenditures from financing activities during the nine-months ended September 30, 2023 compared to $15,472,232 for the nine-months ended September 30, 2022. The $15,472,232 is related to the May 2022 financing described above.

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

Remediation of previously identified material weakness

As previously disclosed under “Item 9A – Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2022, and “Item 4 – Controls and Procedures” in our Quarterly Reports on Form 10-Q for the periods ending March 31, 2023 and June 30, 2023, management had identified the following deficiencies that alone or in combination, represent material weaknesses in internal control over financial reporting: (i) our failure to adequately disclose during 2022 the transaction in which we purchased research tools for $5,000,000 from Narkeshyo LLC, an entity a former director and current consultant of the Company is affiliated with, and (ii) insufficient segregation of duties of our officers during the year ended December 31, 2022.

As previously reported in our public reports referred to above, we undertook to remediate these deficiencies and strengthen our internal control over financial reporting by establishing additional review and procedure controls which include the following:

As noted, the Company has utilized the services of a third-party for financial reporting for a significant period of time. The third-party is an expert in financial reporting. One additional control provided is that the third-party consultant is allowed editorial input to our quarterly and annual filings. Editorial input was established during the Q1 2023 quarterly filing. Management deems this a quarterly control.  Thus, as of September 30, 2023, under the guidance established by The Committee of Sponsoring Organizations’ (COSO), the control has been working effectively for the period prescribed in COSO

In early Q2 2023, the Company implemented a policy whereby disbursements over a $50,000 threshold require dual authorization for processing and payment. This control is performed a few times a month and has been implemented for a period of approximately six months. Management deems this a daily control. Thus, as of September 30, 2023, under COSO the control has been working effectively for the period prescribed in COSO.

Given these remediation efforts, management has concluded that the material weaknesses set forth above were remediated as of September 30, 2023.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than those noted above.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On June 12, 2023, we announced that our Board of Directors authorized a share repurchase program for the repurchase of up to $2 million of our common stock (the “Repurchase Plan).  Purchases under the Repurchase Plan commenced in August 2023.  The following table provides information about our monthly share repurchases for the three months ended September 30, 2023, which consisted solely of repurchases under the Repurchase Plan.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2023	-	$-	0	$2,000,000

August 1 - August 31, 2023	11,500	4.57	11,500	1,947,462

September 1 - Sepetmber 30, 2023	28,500	4.88	40,000	1,755,682

Total	40,000	4.79

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

Creative Medical Technology Holdings, Inc.

Date: November 13, 2023	By	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial Officer)

