Form 10-K
period 2023-12-31
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2024-03-22
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates was $6,633,274 based on the closing price on the NASDAQ market of such common stock on such date.

As of March 22, 2024, there were 1,356,626 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2023 Annual Meeting of Stockholders which will be filed with the Commission no later than 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this report.

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

For the Year Ended December 31, 2023

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

In June 2022, we signed an agreement with Greenstone Biosciences Inc. (“Greenstone”) for the development of a human induced pluripotent stem cell (iPSC) pipeline for our ImmCelz® platform. This project was identified as iPScelz™. The efforts by Greenstone are expected to complement and expand our current work on novel therapeutic cell lines. In May 2023, we announced that we had received confirmation that Greenstone had successfully developed a human induced pluripotent stem cell (iPSC). We estimate that the development of this cell line will save the Company two to three years in research and development time along with associated expenses. The final iPScelz™ results in a viral-free cell line which has great potential for differentiation into therapeutic biologics both for the cellular and cell-free programs along with targeted drug discovery. Greenstone’s developments were confirmed by an independent, industry-leading research firm.

In October 2022, we announced the development of our AlloStem™ Clinical Cell Line (CELZ-200), a proprietary allogenic cell line which includes a Master Cell Bank and a Drug Master File. We believe we will able to use this cell line for many of our programs, including our ImmCelz® immunotherapy platform for multiple diseases, OvaStem® for Premature Ovarian Failure, Type I Diabetes (CELZ-201 CREATE-1), AlloStemSpine® Chronic Lower Back Pain (CELZ-201 ADAPT), and IPScelz™ inducible pluripotent stem cell program in ongoing development with Greenstone.

In November 2022, we announced that the FDA had cleared the Company’s Type I Diabetes (CELZ-201 CREATE-1) Investigational New Drug (IND) application for the treatment of Type 1 Diabetes utilizing our AlloStem™ Clinical Cell Line, which will allow us to begin a Phase I/II clinical trial. The primary objective of the study will be to evaluate CELZ-201 treatment in patients with newly diagnosed Type 1 Diabetes. The trial has also received Institutional Board Review (IRB) approval for the trial to proceed as well as approval of the patient recruitment material. Patient recruitment was initiated in September 2023.

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

In April 2023, the Company reported positive one-year follow-up data and significant efficacy using CELZ-001 to treat patients with Type 2 Diabetes. There were no safety concerns related to CELZ-001 at one year follow-up utilizing the same infusion procedure as in the currently U.S. FDA cleared Type I Diabetes (CELZ-201 CREATE-1) clinical trial. There were 30 patients in the study, 15 who received CELZ-001 and the rest received optimized medical therapy. At one year, there was an overall efficacy of 93% in the treated patients demonstrating at least a 50% reduction in insulin requirement.

In September 2023, the Company received FDA clearance to initiate a Phase I/II clinical trial of AlloStemSpine® Chronic Lower Back Pain (CELZ-201 ADAPT) using AlloStem™ (CELZ-201-DDT) for the treatment of lower back pain. The first in country study, which will enroll 30 individuals suffering from chronic lower back pain, is designed to evaluate the safety, efficacy, and tolerability of AlloStem™ (CELZ-201-DDT). The minimally invasive procedure uses ultrasound for the targeted delivery of the cell product, and thus prevents radiation exposure to the patient or the injecting physician. This trial, protected by issued patents, is a huge milestone for the Company and for patients suffering from this debilitating problem and their need for opioids for pain.

In October, 2023 the Company filed for and received approval from an institutional review board (IRB) to proceed with the Phase I/II clinical trial. The clinical trial is registered on www.clinicaltrials.gov. We are currently vetting Contract Research Organizations for a planned trial enrollment commencing in early 2024.

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

The Common Warrants have a five-year term, and an exercise price of $20.00 per share. The Pre-Funded Warrants did not have an expiration date and had an exercise price of $0.001 per share. As of December 31, 2023, all of the Pre-Funded Warrants had been exercised.

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

Our principal executive offices are located at 211 E Osborn Road, Phoenix, AZ 85012.

 Our Products

AlloStem™ (CELZ-201-DDT) - Allogenic Human Perinatal Tissue Derived Cell Program (Clinical Phase)

AlloStem™ (CELZ-201-DDT) leverages a unique approach to harnessing the power of Perinatal Tissue Derived Cells® (PRDC) to multi-potentialities, including self-renewal ability, low antigenicity, reduced toxicity, and large-scale clinical expansion. Drug Master Files, registered with the FDA, are a highly valuable tool in cross referencing data in Orphan Drug Development of interventional drug products, Investigational New Drug Development and Investigational Device Exemptions to the FDA. Drug Master Files do not expire and are utilized by many pharmaceutical and biotechnology giants as well as many other industries for their products, dating back to the 1940s, Additionally, the treatment does not require people to take immunosuppressant drugs, minimizing the risk for various side effects. We believe AlloStem™ (CELZ-201-DDT) has the following additional benefits and characteristics:

•	Immediately available, scalable “Universal” recipient product
•	Immunomodulatory properties to help treat immune and endocrine based disorders
•	Supports ImmCelz® (CELZ-100), Alova®, Type I Diabetes (CELZ-201 CREAT-1) and AlloStemSpine® Chronic Lower Back Pain (CELZ-201 ADAPT) programs and others
•	Supports FDA cleared clinical trials for rapid translation
•	Designated and proprietary Master Cell Bank and Drug Master File for US FDA
•	8 billion manufactured and validated cells available for clinical trials and further research

ImmCelz™ (CELZ-100) - Personalized Supercharged Immune Therapy Platform (Pre-Clinical Trials)

We are developing our ImmCelz™ (CELZ-100) technology for the treatment of multiple indications.

ImmCelz™ (CELZ-100) utilizes a patient’s own extracted immune cells that are then “reprogrammed” by culturing them outside the patient’s body with optimized secreted factors. The immune cells are then re-injected into the patient from whom they were extracted. In contrast with other stem cell-based approaches, the immune cells are significantly smaller in size than stem cells and are believed to more effectively penetrate areas of the damaged tissues and induce regeneration.

Unlike our CaverStem®, FemCelz® and StemSpine® procedures, because the patient’s cells are reprogrammed/supercharged prior to reinjection, we will require FDA approval before we can market or sell products that use our ImmCelz™ (CELZ-100) technology.

We developed ImmCelz™ (CELZ-100) initially using co-culture techniques which have now been advanced to a cell-free culture system. We have also utilized certain cell-free factors pursuant to a license agreement we entered into with Jadi Cell LLC, which is owned and controlled by Dr. Patel, a former director of the Company. We have been granted the right to exploit Jadi Cell’s patent rights (including U.S. Patent Number 9,803,176 and similar patents issued by other countries) and proprietary know how in connection with the enhancement of autologous cells. However, based on our current development of the ImmCelz™ (CELZ-100) platform, we have engineered the next generation of cell-free secreted factors which are independent of the Jadi Cell LLC license. We continue to have the previously licensed platform from Jadi Cells LLC for the first generation ImmCelz™ (CELZ-100).

Type I Diabetes (CELZ-201 CREATE-1) – Type I Diabetes

The proposed study is a Phase I/IIa randomized, controlled clinical trial to evaluate CELZ-201 therapy as an intervention for the treatment of recent onset Type 1 Diabetes. The objective is to determine the safety and efficacy of CELZ-201 administration, based on the timing and dose of CELZ-201 treatment. Subjects who meet eligibility criteria will be randomized to treatment or control groups, in a 2:1 ratio. Subjects in the Group I (Treatment Group, n=12) will receive standard of care for type 1 diabetes and CELZ-201 within 1 month from enrollment (within 180 days of diagnosis). Subjects in Group II (Control Arm, n=6) and will receive enhanced standard of care for type 1 diabetes.

AlloStemSpine® Chronic Lower Back Pain (CELZ 201 ADAPT)

This study is a double-blinded, randomized, placebo-controlled, dose escalation Phase 1/2a study. The objective is to determine the safety, tolerability, and efficacy of CELZ-201-DDT administered as an intramuscular injection for the treatment of lower back pain in patients with Degenerative Disc Disease. Subjects who meet all criteria for inclusion will be enrolled and randomized into either low, medium or high dose of CELZ-201-DDT versus Placebo, with a total of 30 subjects enrolled. Each dosing cohort will contain ten subjects (n=10), with eight subjects (n=8) receiving the investigational product and two subjects (n=2) randomized to receive placebo. Each subject will receive six paraspinal intramuscular injections (three injections per side) of either CELZ-201-DDT or placebo into the lumbar musculature under direct ultrasound guidance.

Alova

The Alova program utilizes the AlloStem™ platform to treat infertility as a result of premature ovarian failure.

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

We generate revenues through the sale of disposable bone marrow aspiration kits to physicians who use the kits to perform the FemCelz® procedure. We contract with physicians to purchase kits and, in turn, provide exclusivity in their market through our patent protection, marketing support and training. However, to date, we have generated no revenues from this treatment.

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

Intellectual Property

We have developed and acquired a robust intellectual property portfolio related to the utilization of stem cells to improve patient lives in the areas of urology, neurology, and orthopedics. Our patent portfolio is currently composed of four issued patents and fifty pending patent applications filed in the United States with the USPTO as follows:

Issued Patents

Title	Application Number	Application Filing Date	Patent Number
Treatment of Erectile Dysfunction by Stem Cell Therapy	12305589	06/22/2007	8,372,797
Treatment Of Disc Degenerative Disease	12301597	09/30/2009	9,598,673
Methods For Treatment Of Premature Ovarian Failure And Ovarian Aging Using Regenerative Cells	15652213	07/17/2017	10,792,310
Paraspinal Perfusion by Administration of T regulatory Cells Alone or in Combination with Angiogenic Cell Therapies	16009982	06/15/2018	10,842,815

Pending Patent Applications

Area	Application/Patent #	Description
Immunology	15/617,813	Adipose Derived Immunomodulatory Cells for Immunotherapy of Recurrent Spontaneous Abortions
Immunology	10,792,310	Methods for Treatment of Premature Ovarian Failure and Ovarian Aging Using Regenerative Cells
Immunology	15/702,735	Inducing and Accelerating Post-stroke Recovery by Administration of Amniotic Fluid Derived Stem Cells
Immunology	15/987,739	Generation of Autologous Immune Modulatory Cells for Treatment of Neurological Conditions
Immunology	63/123,380	Induction of Infectious Tolerance by Ex Vivo Reprogrammed Immune Cells
Immunology	63/248,324	Suppression of Diabetes Using Exosomes From Stem Cell Programmed Myeloid Cells
Immunology	63/270,678	Regenerative T Regulatory Cells
Immunology	63/297,876	Chimeric Antigen Receptor Regenerative Gamma Delta T Cells
Immunology	63/297,883	Regenerative Car-T Cells
Immunology	63/302,228	Regenerative Cell Therapy for Viral Induced Sexual Dysfunction
Immunology	63/313,313	Methods for Quantifying Potency of Regenerative Immunotherapies
StemSpine	63/331,179	Enhancement of Cartilage Regenerative Activity of Stem Cell Populations Based on Reduction of Intra-articular Cellular Material
StemSpine	63/331,183	Enhancement of Stem Cell Therapy for Cartilage Degeneration by Anti-oxidant Pre-conditioning
Immunology	63/331,186	Treatment of Cartilage Degeneration Using Treatment of Cartilage Degeneration Using Myeloid Suppressor Cells and Exosomes Derived Thereof
Immunology	63/338,416	Cytokine Based Assessment of Recipient Ability to Respond to Stem Cell Therapy for Cartilage Regeneration

Endocrinology	63/338,417	Prevention of Menopause Associated Osteoporosis by Intra-ovarian Administration of Regenerative Cells
Immunology	63/340,447	Stimulation of Ovarian Function Subsequent to Chemotherapy and/or Radiation Therapy Using Natural Killer Cells
Immunology	63/340,450	Protection from Ovarian Failure by Low Dose Interleukin-2 Administration
Immunology	63/340,454	Immunological Enhancement of Stem Cell Activity in Treatment of Ovarian Failure
Immunology	63/340,828	Exosome Based Assays for Determining Candidates for Osteoarthritis Stem Cell Therapy
Immunology	63/343,832	Cytokine Primed Regenerative Cells for Treatment of Ovarian Failure
Immunology	63/343,841	Degenerating Ovarian Microenvironment Resistant Mesenchymal Stem Cells
Immunology	63/343,846	Repair of Ovarian Damage and Dampening of Inflammatory Microenvironment by Administration of Monisytic-Granulocytic Progenitors with Immunomodulatory Activities
Immunology	63/349,297	Gene Therapeutics for Enhancement/Restoration of Endometrial Function
Endocrinology	63/349,976	Cellular Regenerative Therapeutics for Enhancement/Restoration of Endometrial Function
Immunology	63/351,330	Generation of Conditioned Media from Inducible Pluripotent Stem Cell Derived Endothelian Progenitor Cells
Immunology	63/351,332	Generation of Conditioned Media from Inducible Pluripotent Stem Cell Derived Mesenchymal Stem Cells
Immunology	63/353,011	Inducible Pluripotent Stem Cell Derived Regenerative T Cells
Immunology	63/389,091	Overcoming TNF-Alpha Blockade Resistance in Rheumatoid Arthritis by Regenerative T Regulatory Cell Therapy
Immunology	63/390,759	Treatment of Limb Ischemia by Bone Marrow Stem Cells and Modification of Diseased Microenvironment
Immunology	63/391,865	Potentiation of Bone Marrow Cell Activity by Co-administration with Oxytocin
Immunology	63/395,252	Prevention and Treatment of Reproductive Failure by Regenerative Cells and Adjuvants
StemSpine	63/395,834	Prevention of Space Travel Associated Bone Density Loss by Regenerative Cell Populations
Immunology	63/395,836	Prevention and Treatment of Hair Loss
Immunology	63/395,839	Prophylaxis and Treatment of Orthopox Viruses Using Regenerative Cells and Products Thereof
Immunology	63/414,823	Treatment of Diabetes by Enhancement of Pancreatic Islet Engraftment Through Regenerative Immune Modulation
Immunology	63/455,965	Artificial Intelligence Systems and Processes for In Silico Discovery of Immune Modulators and T Regulatory Cell Screening Methodologies
Immunology	63/458,423	Artificial Intelligence Guided Production of Cells and Organs from Pluripotent Stem Cells
Immunology	63/460,543	Three-Dimensional Printing of Organs, Organoids, and Chimeric Immuno-Evasive Organs
Immunology	63/463,993	Artificial Intelligence Enhanced Real Time Biological Optimization and Health Monitoring for Space Travel
Immunology	63/465,616	Induction of Antigen Specific Immunological Tolerance Using Inducible Pluripotent Stem Cell Derived Veto Cells
Immunology	63/510,877	Enhanced Mobility of Inducible Pluripotent Stem Cell Derived T Regulatory Cells
Immunology	63/514,240	Creation of Inducible Pluripotent Stem Cell Derived T Regulatory Cells by In Vitro Recapitulation of Thymic Development
Immunology	63/518,386	Treatment of Spinal Cord Injury with T Regulatory Cells
Immunology	63/518,424	Prevention of Immunological Rejection Using Mesenchymal Stem Cells and Derivatives Thereof
Endocrinology	63/580,657	In Vitro and In Vivo Generation of Insulin Producing Cells
Immunology	63/580,669	Orthopedic Regeneration by Inducible Pluripotent Stem Cell Derived Mesenchymal Stem Cells
Endocrinology	63/588,034	Treatment of Lower Back Pain and Disc Degenerative Disease Using Inducible Pluripotent Stem Cell Derived Mesenchymal Stem Cells and T Regulatory Cells
Endocrinology	16/759,671	Augmentation of Fertility by Platelet Rich Plasma
Immunology	18/183,900	Therapeutic Regenerative Cells

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

ImmCelz™ (CELZ-100) - On December 28, 2020, ImmCelz, Inc. (“ImmCelz”), a newly formed Nevada corporation and wholly owned subsidiary of the Company, entered into a Patent License Agreement dated December 28, 2020 (the “Agreement”), with Jadi Cell, LLC. (“Jadi”), a company owned and controlled by Dr. Amit Patel, a former director of the Company. The Agreement grants to ImmCelz™ the patent rights under U.S. Patent# 9,803,176 B2, “Methods and compositions for the clinical derivation of an allogenic cell and therapeutic uses”. The contract grants ImmCelz™ access to proprietary process of expanding the master cell bank of Jadi Cell LLC, as currently practiced by Licensor, and as documented in standard operating procedures (SOPs) and other written documentation to augment autologous cells. The terms of the agreement are as follows:

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

Trademarks

We have obtained trademark registration for CaverStem®, StemSpine®, AlloStemSpine® and FemCelz®, and have trademark applications pending for ImmCelz™, OvaStem™, iPScelz™, AlloStem™, AlloStem Perinatal Tissue Derived Cells™, and Alova™.

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

Companies working in the area of regenerative medicine with regard to the disc and spine include, among others, Mesoblast, Longeveron, BioRestorative Therapies, and DiscGenics. Companies working in the area of regenerative medicine to treat back pain inject into the disc, and our treatment is injected around the disc.

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

Research and Development

Research and development expenses for the year ended December 31, 2023, totaled $1,970,639. This reflects expenses associated with the development of our drug master file, laboratory research in preparation of our master cell bank submittal to the FDA, the approval of our FDA application for a Type I Diabetes Phase I/II and Lower Back Pain Phase I/II clinical trials, the manufacturing and testing of our ImmCelz™ cell line, and the development of our iPSC cell line in partnership with Greenstone Biosciences Inc. Research and development expenses for the year ended December 31, 2022 totaled $6,268,854.

Item 1A. Risk Factors

RISK FACTORS

Risks Related to our Financial Position and Capital Needs

We have incurred recent losses and our future profitability is uncertain.

We have incurred an operating loss of approximately $5.6 million for the year ended December 31, 2023, and a loss of approximately $10.0 million (which included a $5.0 million investment for the research tools referenced in Note 3) for the year ended December 31, 2022, respectively. We expect our operating losses to continue until such time, if ever, that product sales, licensing fees, royalties and other sources generate sufficient revenue to fund our operations. We cannot predict when, if ever, we might achieve profitability and cannot be certain that we will be able to sustain profitability, if achieved.

Even with the proceeds from our recent securities offerings, we will need additional capital to fund our operations as planned.

For the year ended December 31, 2023, our operations used approximately $8.0 million in cash. Cash used in operations consisted primarily of cash on hand and cash raised in our December 2021 public offering and our May 2022 private offering. At December 31, 2023, we had a combined cash, certificates of deposit and short-term U.S. Treasuries balance of approximately $10.0 million.  Although we generated gross proceeds in excess of $30 million from our 2021 and 2022 securities offerings, we will need additional capital to maintain our operations, continue our research and development programs, conduct clinical trials, seek regulatory approvals and manufacture and market our products. We will seek such additional funds through public or private equity or debt financings and other sources. We cannot be certain that adequate additional funding will be available to us on acceptable terms, if at all. If we cannot raise the additional funds required for our anticipated operations, we may be required to reduce the scope of or eliminate our research and development programs, delay our clinical trials and the ability to seek regulatory approvals, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency. If we raise additional funds through future offerings of shares of our common stock or other securities, such offerings would cause dilution of current stockholders’ percentage ownership in the Company, which could be substantial. Future offerings could also have a material and adverse effect on the price of our common stock.

We have generated minimal revenues from our products. We will not achieve profitability unless we generate increased revenues from our current or proposed products or therapies.

Revenues generated from sales of our CaverStem® and FemCelz® kits were only $9,000 and $88,600 for the years ended December 31, 2023, and December 31, 2022, respectively. To sustain our operating costs and generate profits, we will need to significantly increase revenues from our CaverStem® and FemCelz® products or from our other products or therapies that have not yet been commercialized.

We expect to continue to incur significant financial losses in the future as we seek to proceed with our Type I Diabetes (CELZ-201 CREATE-1) clinical trial, our AlloStemSpine® Chronic Lower Back Pain (CELZ-201 ADAPT) clinical trial, and our other planned clinical trials.

We have received the necessary regulatory approval for our Type I Diabetes (CELZ-201 CREATE-1) clinical trial and our AlloStemSpine® Chronic Lower Back Pain (CELZ-202 ADAPT) clinical trial. In addition, we are further developing our cell platforms, and file INDs for additional indications that utilize our cell platforms. We anticipate that our expenses will increase substantially as we:

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

We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including FDA approval. Our CaverStem® and FemCelz® products are exempt from the FDA premarket review and approval process as these autologous therapies involve treating the patient with his or her own cells. However, we will require FDA approval of CELZ-201 CREATE-1 for the treatment of Type I diabetes, AlloStemSpine (CELZ 201 – ADAPT) treatment for chronic lower back pain, and other indications. We have only limited experience in filing the applications necessary to gain regulatory approvals and have relied, and expect to continue to rely, in part, on consultants and third-party contract research organizations, or CROs, with expertise in this area to assist us in this process. Securing FDA approval requires the submission of extensive non-clinical and clinical data and supporting information to the FDA for each therapeutic indication to establish a product candidate’s safety and efficacy for each indication. If third parties we rely on fail to perform satisfactorily, or do not adequately fulfill their obligations under the terms of our agreements with them, our efforts to secure regulatory approval of our product candidates may be delayed or prove unsuccessful.

Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical trials are expensive and complex, can take many years and have uncertain outcomes. We cannot predict whether we will encounter problems with any of our completed, ongoing, or planned clinical trials that will cause us or regulatory authorities to delay or suspend clinical trials or delay the analysis of data from completed or ongoing clinical trials. We estimate that clinical trials of Type I Diabetes (CELZ-201 CREATE-1) and AlloStemSpine® Chronic Lower Back Pain (CELZ-201 ADAPT) will continue for several years, but they may take significantly longer to complete. Failure can occur at any stage of the testing, and we may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent commercialization of our current or future therapeutic candidates, including but not limited to:

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

A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after seeing promising results in earlier clinical trials. We do not know whether any clinical trials we conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market ImmCelzTM (CELZ-100).

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

We are subject to risks arising from the global outbreak of the COVID-19 coronavirus.

The outbreak of the COVID-19 coronavirus has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, CROs, suppliers, manufacturers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease or shutdowns that may be requested or mandated by governmental authorities. Another significant, outbreak of COVID-19, a communicable disease, could disrupt our clinical trials, supply chain and the manufacture or shipment of our products, and other related activities, which could have a material adverse effect on our business, financial condition and results of operations, and may also have an adverse impact on global economic conditions which could impair our ability to raise capital when needed.

We are subject to risks arising from the wars in Ukraine and the Gaza Strip.

Although we believe we do not have any exposure to the wars in Ukraine and the Gaza Strip, we cannot predict how global supply chain activities, or the economy at large may be impacted by prolonged wars in those or other regions, or whether global conflicts, if any, may in the future adversely affect our results of operations.

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

During 2023 we effected a 1-for-10 reverse stock split in order to increase the trading price of our common stock and comply with NASDAQA’s $1.00 minimum bid price requirement. Although we are currently in compliance with Nasdaq’s minimum bid price requirement, if we again fail to satisfy this or any other continued listing requirement, Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C Cybersecurity

Risk Management and Strategy

We periodically assess risks from cybersecurity threats, and monitor our information systems for potential vulnerabilities. However, to date, given the small size of our company and the nature of our operations, our reliance on information systems has been limited to the use of standard off-the-shelf software (such as Microsoft Office) and the use by our employees of standard personal computers. Accordingly, management has not implemented any formal process for assessing, identifying, and managing risks from cybersecurity threats.

Risks from cybersecurity threats have, to date, not materially affected us, our business strategy, results of operations or financial condition. We discuss how cybersecurity incidents could materially affect us in our risk factor disclosures in Item 1A of this Annual Report on Form 10-K.

Governance

As discussed above, given the nature of our current operations and our experience to date, we do not currently perceive cybersecurity as a particularly significant risk to our business.  Accordingly, we have not tasked our Board of Directors with any additional cybersecurity oversight duties, or designated any committee of the Board of Directors to specifically oversee cybersecurity risks to our business.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On June 12, 2023, we announced that our Board of Directors authorized a share repurchase program for the repurchase of up to $2 million of our common stock (the “Repurchase Plan).  Purchases under the Repurchase Plan commenced in August 2023.  The following table provides information about our monthly share repurchases for the year ended December 31, 2023, which consisted solely of repurchases on the open market under the Repurchase Plan.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2023	-	$-	0	$2,000,000

August 1 - August 31, 2023	11,500	4.57	11,500	1,947,462

September 1 - September 30, 2023	28,500	4.89	40,000	1,755,682
October 1 – October 31, 2023	6,500	4.68	46,500	1,725,269
November 1 – November 31, 2023	8,000	4.41	54,500	1,689,959
December 1 – December 31, 2023	3,000	4.48	57,500	1,676,510

Total	57,500	4.71

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “CELZ”.

Holders

As of March 22, 2024, the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name, was approximately 75.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of the most recent fiscal year ended December 31, 2023, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and Rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) and (b)) (c)
Equity compensation plans approved by security holders	11,182	(1)	$16.90	48,818	(1)
Equity compensation plans not approved by security holders	9,813	(2)	$107.10	3	(3)
Total	20,995		$56.70	48,821

_________________

(1)

Represents 5,858 shares of common stock issuable to Timothy Warbington, the Company’s Chief Executive Officer, under a ten-year option issued on February 9, 2022 with an exercise price of $16.90 per share, and 5,324 shares of common stock issuable to Donald Dickerson, the Company’s Chief Financial Officer, under a ten-year option issued on February 9, 2022 with an exercise price of $16.90 per share, and shares available for issuance under the Company’s 2021 Equity Incentive Plan.

(2)

Represents (i) 2,000 shares of common stock issuable to Donald Dickerson, the Company’s Chief Financial Officer, under a ten-year warrant issued on December 28, 2020 with an exercise price of $20.00 per share, (ii) 1,000 shares of common stock issuable to Donald Dickerson under a ten-year warrant issued on July 15, 2021 with an exercise price of $150.00 per share, (iii) 2,000 shares of common stock issuable to Amit Patel, a former director of the Company, under a ten-year warrant issued on December 28, 2020 with an exercise price of $20.00 per share, (iv) 1,000 shares of common stock issuable to Amit Patel under a ten-year warrant issued on July 15, 2021 with an exercise price of $150.00 per share, (v) 1,000 shares of common stock issuable to Thomas Ichim, a former director of the Company, under a ten-year warrant issued on July 15, 2021 with an exercise price of $150.00 per share, (vi) 2,802 shares of common stock issuable to various consultants of the Company under three-year warrant issued in April and May 2021 with an exercise price of $150.00 per share; (vii) 10 shares of common stock issuable to a consultant of the Company under three-year warrant issued September 2020 with an exercise price of $14.50 per share, and (viii) 1 share of common stock issuable under options granted under the Company’s 2016 Stock Incentive Plan.

(3)	Represents 3 shares available under the Company’s 2016 Stock Incentive Plan.

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

Stock Subject to 2021 Plan. Subject to certain adjustment provisions described below, the number of shares of common stock which are set aside and reserved for issuance under the 2021 Plan is 60,000 shares.

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

In June 2022, we signed an agreement with Greenstone Biosciences Inc. (“Greenstone”) for the development of a human induced pluripotent stem cell (iPSC) pipeline for our ImmCelz® platform. This project was identified as iPScelz™. The efforts by Greenstone are expected to complement and expand our current work on novel therapeutic cell lines. In May 2023, we announced that that we had received confirmation that Greenstone had successfully developed a human induced pluripotent stem cell (iPSC). We estimate that the development of this cell line will save the Company two to three years in research and development time along with associated expenses. The final iPScelz™ results in a viral-free cell line which has great potential for differentiation into therapeutic biologics both for the cellular and cell-free programs along with targeted drug discovery. Greenstone’s developments were confirmed by an independent, industry-leading research firm.

In October 2022, we announced the development of our AlloStem™ Clinical Cell Line (CELZ-201), a proprietary allogenic cell line which includes a Master Cell Bank and a Drug Master File. We believe we will able to use this cell line for many of our programs, including our ImmCelz® immunotherapy platform for multiple diseases, OvaStem® for Premature Ovarian Failure, Type I Diabetes (CELZ-201 CREATE-1), AlloStemSpine® Chronic Lower Back Pain (CELZ-201 ADAPT), and IPScelz™ inducible pluripotent stem cell program in ongoing development with Greenstone Biosciences.

In November 2022, we announced that the FDA had cleared the Company’s Type I Diabetes (CELZ-201 CREATE-1) Investigational New Drug (IND) application for the treatment of Type 1 Diabetes utilizing our AlloStem™ (CELZ-201) Clinical Cell Line, which will allow us to begin a Phase I/II clinical trial. The primary objective of the study will be to evaluate AlloStem™ (CELZ-201) in patients with newly diagnosed Type 1 Diabetes. The trial has also received Institutional Board Review (IRB) approval for the trial to proceed as well as approval of the patient recruitment material. Patient recruitment was initiated in September 2023.

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

In April 2023, the Company reported positive one-year follow-up data and significant efficacy using AlloStem™ (CELZ-201) to treat patients with Type 2 Diabetes. There were no safety concerns related to AlloStem™ (CELZ-101) at one year follow-up utilizing the same infusion procedure as in the currently U.S. FDA cleared Type I Diabetes (CELZ-201 CREATE-1) clinical trial. There were 30 patients in the study, 15 who received AlloStem™ (CELZ-201) and the rest received optimized medical therapy. At one year, there was an overall efficacy of 93% in the treated patients demonstrating at least a 50% reduction in insulin requirement.

In September 2023, the Company received FDA clearance to initiate a Phase I/II clinical trial of AlloStemSpine® (CELZ-202 ADAPT) using AlloStem™ (CELZ-201-DDT) for the treatment of lower back pain. The study is designed to evaluate the safety, efficacy, and tolerability of AlloStem™ (CELZ-201-DDT). The study will enroll 30 individuals suffering from chronic lower back pain. Using an ultrasound guided, non-surgical procedure, AlloStem™ (CELZ-101-DDT) is injected in areas surrounding the diseased disc(s), thereby potentially repairing, remodeling, and improving the blood supply around the disc and lower back area, without exposing the patient to radiation or any other cell-based procedures. In October, 2023 we filed for and received approval from an institutional review board (IRB) to proceed with this trial.

In October, 2023 the Company filed for and received approval from an institutional review board (IRB) to proceed with the Phase I/II clinical trial. The clinical trial is registered on www.clinicaltrials.gov. We are currently vetting Contract Research Organizations for a planned trial enrollment commencing in early 2024.

In addition to our clinical research efforts, we are currently seeking to expand the commercial sale and use of our CaverStem® and FemCelz® products by physicians in the United States.

 Results of Operations – For the Year Ended December 31, 2023, and for the Year Ended December 31, 2022

Gross Revenue. We generated $9,000 in gross revenue for the year ended December 31, 2023, in comparison with $88,600 for the comparable period a year ago. The decrease of $79,600 or 89.8% is due to a decrease in Caverstem sales. Management is currently re-evaluating the marketing strategy for the Caverstem® and FemCelz® products. We are exploring options to achieve market penetration and product profitability with a number of potential partners. However, there can be no assurance that the Company will be successful in that regard.

Cost of Goods Sold. We generated $3,600 in cost of goods sold for the year ended December 31, 2023, in comparison with $28,491 for the comparable period a year ago. The decrease of $24,891 or 87.4% is due to the reduction in revenue as described above.

Gross Profit/(Loss). We generated $5,400 in gross profit for the year ended December 31, 2023, in comparison with $60,109 in gross profit for the comparable period a year ago. The decrease of $54,709 or 91.0% is due to the reduction in revenue.

Selling, General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2023, totaled $3,560,309, in comparison with $3,943,543 for the comparable period a year ago. The decrease of $383,234, or 9.7% is primarily due to reductions of $259,080 in marketing expenses as we re-evaluate the Caverstem® and FemCelz® marketing strategies, $341,079 in consulting services, $59,885 in Director and Officer insurance, and $53,457 in travel, offset by $308,589 in increased salaries and wages.

Research and Development Expenses. Research and development expenses for the year ended December 31, 2023, totaled $1,970,639 in comparison to $6,268,854 for the comparable period a year ago. The decrease of $4,298,215, or 68.6% was due to a $5,000,000 one-time expense associated with the acquisition of research tools in 2022. This was offset by an increase of $661,785 associated with the development of a drug master file, laboratory research in preparation of our master cell bank submittal to the FDA, the approval of our FDA application for a Lower Back Pain (CELZ 202 – ADAPT) Phase I/II clinical trial, the manufacturing and testing of our ImmCelz™ cell line, and the development of our iPSC cell line in partnership with Greenstone Biosciences Inc.

Operating Loss. For the reasons stated above, our operating loss for the year ended December 31, 2023, was $5,620,132 in comparison with $10,244,372 for the comparable period a year ago.

Other Income. Other income for the year ended December 31, 2023, totaled $333,558 in comparison with $100,328 for the comparable period a year ago. The increased income of $233,230 or 234.5%, is due to increased interest rates on our short-term CD’s and treasuries.

 Net Income/Loss. For the reasons stated above, our net loss for the year ended December 31, 2023, was $5,286,574 in comparison with a loss of $10,144,044 for the comparable period a year ago.

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

Amortization expense of $94,584 was recorded for the year ended December 31, 2023, representing the amortization of the ED, multipotent amniotic fetal stem cell and lower back pain patents and the Jadi Cell patent license agreement based upon the remaining life of the patents and license agreement. There was $92,084 of amortization expense recorded for the period ended December 31, 2022.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity capital expenditures or capital resources.

Liquidity and Capital Resources

As of December 31, 2023, we had $9,899,504 of available cash and certificates of deposit and positive working capital of approximately $9,899,504. In comparison, as of December 31, 2022, we had approximately $18,399,136 of available cash and positive working capital of approximately $15,425,798.

On May 3, 2022 we received gross proceeds of $17,000,000, before deducting placement agent fees and expenses, upon the closing of an unregistered sale of equity securities of (i) 299,167 shares of our common stock and pre-funded warrants to purchase 456,389 shares of common stock (the “Pre-Funded Warrants”), and (ii) accompanying warrants to purchase 1,511,112 shares of common stock at an exercise price of $20.00 per share (“Warrants”), and, at a combined offering price of $22.50 per share of common stock/Pre-Funded Warrant and related Warrant to a group of institutional investors (the “Purchasers”). The Warrants have a five-year term, and an exercise price of $20.00 per share. The Pre-Funded Warrants do not expire and had an exercise price of $0.0001 per share. Roth Capital Partners acted as sole placement agent for the offering. We paid Roth a placement agent fee in the amount of $1,360,000 and issued Roth a warrant to purchase 113,334 shares of common stock with the same terms as the common warrants issued to the purchasers. Pursuant to the Purchase Agreement, the Company and the Purchasers entered into a Registration Rights Agreement, pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission to register the resale of the shares of Common Stock issued in the offering and the shares of Common Stock underlying the common stock, Warrants and Pre-Funded Warrants. On May 10, 2022, we filed a Form S-3 registration statement to register the shares, Common Warrants and Pre-Funded Warrants for resale. The registration went effective on May 19, 2022, fulfilling our contractual obligation. In addition, the Company’s directors and officers entered into Lock-Up Agreements under which they agreed not to sell any of their securities of the Company until 90 days following after the earliest of (i) the effective date of the Registration Statement, and (ii) the date all of the securities issued in the offering have been sold under Rule 144, or may be sold under Rule 144 without the Company being in compliance with the current public information requirement under such rule, and without any volume limitation. From June through July 2022, all of the Pre-Funded Warrants were exercised for shares of common stock.

Net Cash used in Operating Activities. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was $8,027,885 for the year-ended ended December 30, 2023, in comparison to $7,796,966 for the comparable period a year ago, an increase of $230,919 or 3.0%. The increase in cash used in operations was primarily related to an increase of $661,785 in research-related cash outlays associated with personnel and laboratory research in preparation of our master cell bank submittal to the FDA, development, submittal and FDA clearance of our AlloStemSpine® Chronic Lower Back Pain (CELZ-201 ADAPT)  phase I/II clinical trial, continued efforts on our Type I Diabetes (CELZ-201CREATE-1) phase I/II trial, the manufacturing and testing of our ImmCelz™ cell line, and the development of our iPSC cell line in partnership with Greenstone Biosciences Inc.

Net Cash used in Investing Activities. Cash provided from investing activities was $3,445,185 for the year ended December 31, 2023, due to $3,558,426 in net certificate of deposit redemptions, offset a $100,000 payment on a patent purchase agreement. In comparison, we used $10,078,617 for the year ended December 31, 2022 related to the investment of $10,000,000 in certificates of deposit in 2022.

Net Cash from Financing Activities.

In the year ended December 31, 2023, we spent $270,953 on stock repurchases. In the year ended December 31, 2022, we received $15,471,775 from the sale of common stock and warrants in our May 2022 private offering.

We have continued to realize losses from operations. However, as a result of our December 2021 and May 2022 offerings, we believe we will have sufficient cash to meet our anticipated operating costs and capital expenditure requirements through at least March 2025. We anticipate that we will need to raise additional capital in the future to support our ongoing operations and continue our clinical trials. We expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund the development of our proposed products through clinical development, manufacturing, and commercialization. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. There can be no guarantee that we will be successful in our ability to raise capital to fund future operational and development initiatives.

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

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Creative Medical Technology Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Creative Medical Technology Holdings, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the results of its consolidated operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation and Disclosure of Stock-Based Compensation and Warrants

Description of the Matter:

As discussed in Note 7 of the consolidated financial statements, the Company has a significant number of Warrants outstanding. The disclosure can be complex in nature. Auditing the sufficiency of the Company’s disclosures can be complex, involves judgment, and requires a thorough understanding of award terms.

How We Addressed the Matter in Our Audit:

We confirmed the number of registered warrants with the Company’s transfer agent, we recalculated the converting power of the warrants after the effects of the reverse stock split, and we evaluated the adequacy of the disclosures in the Company’s financial statements.

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

March 22, 2024

We have served as the Company’s auditor since 2016.

PCAOB ID #457

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash	$3,466,867	$8,320,519
Investments	6,520,191	10,078,617
Inventory	6,594	10,194
Prepaids and other current assets	277,246	338,120
Total Current Assets	10,270,898	18,747,450

OTHER ASSETS
Other assets	3,281	3,281
Licenses, net of amortization	441,011	435,595
TOTAL ASSETS	$10,715,190	$19,186,326

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$317,280	$3,267,538
Accrued expenses	39,920	39,920
Advances from related party	14,194	14,194
Total Current Liabilities	371,394	3,321,652

TOTAL LIABILITIES	371,394	3,321,652

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 5,000,000 and 50,000,000 shares authorized; 1,431,126 and 1,407,625 issued and 1,373,626 and 1,407,624 outstanding at December 31, 2023 and 2022, respectively	1,431	1,407
Additional paid-in capital	69,711,749	69,675,125
Accumulated deficit	(59,098,432)	(53,811,858)
Treasury stock, at cost, 57,500 shares as of December 31, 2023	(270,952)	-
TOTAL STOCKHOLDERS' EQUITY	10,343,796	15,864,674
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,715,190	$19,186,326

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022

Revenues	$9,000	$88,600

Cost of revenues	3,600	28,491

Gross profit	5,400	60,109

OPERATING EXPENSES
Research and development	1,970,639	6,268,854
Selling, general and administrative	3,560,309	3,943,543
Amortization of patent costs	94,584	92,084
TOTAL EXPENSES	5,625,532	10,304,481

Operating loss	(5,620,132)	(10,244,372)

OTHER INCOME/(EXPENSE)
Interest income	333,558	100,328
Total other income (expense)	333,558	100,328

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,286,574)	(10,144,044)

Provision for income taxes	-	-

NET LOSS	$(5,286,574)	$(10,144,044)

NET LOSS PER SHARE - BASIC AND DILUTED	$(3.76)	$(9.28)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	1,407,632	1,093,204

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	Stock	(Deficit)
December 31, 2021	633,886	$634	$53,884,920	(43,667,814)	$-	$10,217,740

Issuance of common stock and accompanying warrants, net of issuance costs	299,167	299	15,471,476	-	-	15,471,775

Common stock issued for related party management and patent liabilities	18,182	18	249,982	-	-	250,000

Common Stock issued for warrant exercise	456,389	456	1	-	-	457

Stock-based compensation	-	-	68,746	-	-	68,746

Net loss	-	-	-	(10,144,044)	-	(10,144,044)

December 31, 2022	1,407,624	$1,407	$69,675,125	$(53,811,858)	$-	$15,864,674
Round-up shares issued in reverse stock split	23,502	24	(24)	-	-	-

Purchase of common stock	-	-	-	-	(270,952)	(270,952)

Stock-based compensation	-	-	36,648	-	-	36,648

Net loss	-	-	-	(5,286,574)	-	(5,286,574)

December 31, 2023	1,431,126	$1,431	$69,711,749	$(59,098,432)	$(270,952)	$10,343,796

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,286,574)	$(10,144,044)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation	36,648	68,746
Amortization	94,584	92,084
Unrealized gain on investments	(34,087)
Changes in assets and liabilities:
Accounts receivable	-	2,485
Inventory	3,600	672
Prepaids and other current assets	108,202	(338,120)
Accounts payable	(2,950,258)	2,505,676
Accrued expenses	-	15,535
Net cash used in operating activities	(8,027,885)	(7,796,966)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(22,854,815)	(10,078,617)
Redemptions of investments	26,400,000	-
Purchase of patents	(100,000)	-
Net cash provided by (used in) investing activities	3,445,185	(10,078,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants, net of issuance costs	-	15,471,775
Proceeds from exercise of warrants	-	457
Purchase of common stock	(270,952)	-
Net cash provided by financing activities	(270,952)	15,472,232

NET (DECREASE) IN CASH	(4,853,652)	(2,403,351)
BEGINNING CASH BALANCE	8,320,519	10,723,870
ENDING CASH BALANCE	$3,466,867	$8,320,519

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$-	$-
Cash payments for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of management fees and patent liability into common stock	$-	$250,000

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

The outbreak of the COVID-19 coronavirus has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, CROs, suppliers, manufacturers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease or shutdowns that may be requested or mandated by governmental authorities. Another significant, outbreak of COVID-19, a communicable disease, could disrupt our clinical trials, supply chain and the manufacture or shipment of our products, and other related activities, which could have a material adverse effect on our business, financial condition and results of operations, and may also have an adverse impact on global economic conditions which could impair our ability to raise capital when needed.

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

The Company has generated minimal sales and has limited marketing and/or distribution capabilities. The Company has limited experience in developing, training, or managing a sales force and will incur substantial additional expenses if it decides to market any of its current and future products and services with an internal sales organization. Developing a marketing and sales force is also time-consuming and could delay the launch of its future products and services. In addition, the Company will compete with many companies that currently have extensive and well-funded marketing and sales operations. The Company’s marketing and sales efforts may be unable to compete successfully against these companies. In addition, the Company has limited capital to devote to sales and marketing.

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

We cannot predict how global supply chain activities, or the economy at large may be impacted by prolonged global conflicts or sanctions imposed in response to the wars, or whether future conflicts, if any, may adversely affect our results of operations.

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

Concentration Risks – The Federal Deposit Insurance Corporation insures cash deposits in most general bank accounts for up to $250,000 per institution. The Company maintains its cash balances at four financial institutions. As of December 31, 2023, the Company’s balance exceeded the limit at three institutions.

Cash Equivalents – The Company classifies its highly liquid investments with maturities of three months or less at the date of purchase as cash equivalents. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the designations of each investment as of the balance sheet date for each reporting period. The Company classifies its investments as either short-term or long-term based on each instrument’s underlying contractual maturity date. Investments with maturities of less than 12 months are classified as short-term and those with maturities greater than 12 months are classified as long-term. The cost of investments sold is based upon the specific identification method. Investments include certificates of deposits and United States treasuries. As of December 31, 2023, the Company had an unearned gain of approximately $34,000 recorded within interest income on the accompanying statement of operations.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of December 31, 2023, and 2022, the Company had no outstanding derivative liabilities.

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

Payments received for which the earnings process is not yet complete are deferred. As of December 31, 2023, and 2022, the Company had $40,000 in deferred revenue.

Research and Development - Research and development will continue to be a significant function of the Company. Research and development costs are expensed as incurred. Expenses in the accompanying financial statements include certain costs which are directly associated with the Company’s two phase I/II clinical trials, research and development of the ImmCelzTM, AlloStem™, and IPSCs™ technology platforms. ImmCelzTM is based upon re-programming T-regulatory cells with cell-free secreted factors. We are conducting laboratory research to validate the core technology and ability to achieve scalable production. These costs, which consist primarily of monies paid for research assets, outsourced research services, laboratory facility expenses, materials and supplies and compensation costs amounted to $1,970,639 for the year ended December 31, 2023. There was $6,268,854 in research costs for the year ended December 31, 2022.

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

Basic and Diluted Income (Loss) Per Share – The Company follows Financial Accounting Standards Board (“FASB”) ASC 260 Earnings per Share to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During loss periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. During the year ended December 31, 2023, the Company had 11,183 options and 2,284,932 warrants to purchase common stock outstanding; however, the effects were anti-dilutive due to the net loss. During the year ended December 31, 2022, the Company had 11,183 options and 2,284,932 warrants to purchase common stock outstanding; however, the effects were anti-dilutive due to the net loss.

On June 12, 2023, we effected a 1-for-10 reverse split of our authorized and issued and outstanding shares of common stock. All share references have been restated for this reverse split to the earliest period presented. As a result of the split, the authorized shares of the Company’s common stock decreased to 5,000,000 shares.

Recent Accounting Pronouncements – The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 2 – LICENSING AGREEMENTS

ED Patent – The Company acquired a patent from CMH, a related company on February 2, 2016, in exchange for 43,112 shares of CMTH restricted common stock valued at $100,000. CMH holds a significant amount of the Company’s common stock. The patent expires in 2025 and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $9,972 was recorded for the years ended December 31, 2023, and 2022. As of December 31, 2023, the carrying value of the patent was $21,042. The Company expects to amortize $9,972 annually through 2026 related to the patent costs.

Multipotent Amniotic Fetal Stem Cells License Agreement - On August 25, 2016, CMT entered into a License Agreement dated August 25, 2016, with a university. This license agreement grants to CMT the exclusive right to all products derived from a patent for use of multipotent amniotic fetal stem cells composition of matter throughout the world during the period ending on the expiration date of the longest-lived patent rights under the patent. The license agreement also permits CMT to grant sublicenses. Under the terms of the license agreement, CMT is required to diligently develop, manufacture, and sell any products licensed under the agreement. CMT paid the University an initial license fee within 30 days of entering into the agreement. CMT is also required to pay annual license maintenance fees on each anniversary date of the agreement, which maintenance fees would be credited toward any earned royalties for any given period. The License Agreement provides for payment of various milestone payments and earned royalties on the net sales of licensed products by CMT or any sub licensee. CMT is also required to reimburse the University for any future costs associated with maintaining the patent. CMT may terminate the license agreement for any reason upon 90 days’ written notice and the University may terminate the agreement in the event CMT fails to meet its obligations set forth therein, unless the breach is cured within 30 days of the notice from the University specifying the breach. CMT is also obligated to indemnify the University against claims arising due to the exercise of the license by CMT or any sub licensee. As of December 31, 2023, no amounts are currently due to the University.

The Company estimates that the patent expires in February 2026 and has elected to amortize the patent through the period of expiration on a straight-line basis. Amortization expense of $1,172 was recorded for the years ended December 31, 2023, and 2022. As of December 31, 2023, the carrying value of the patent was $2,033. The Company expects to amortize approximately $1,172 annually through 2025 related to the patent costs.

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

The patent expires on May 19, 2027, and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $10,000 was recorded for the years ended December 31, 2023, and 2022. As of December 31, 2023, the carrying value of the initial patent license was $35,000. The Company expects to amortize approximately $10,000 annually through 2027 related to the patent costs.

The Company has elected to amortize the additional $400,000 associated with the patent over a ten-year period on a straight-line basis. Amortization expense of $48,440 was recorded for the years ended December 31, 2023, and 2022. As of December 31, 2023, the carrying value of the patent was $207,936. The Company expects to amortize approximately $56,000 annually through 2026 related to the patent costs.

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

The Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expenses of $25,000 and $25,000 were recorded for the years ended December 31, 2023, and 2022. As of December 31, 2023, the carrying value of the patent was $175,000. The Company expects to amortize approximately $25,000 annually through 2030 related to the patent costs.

As of December 31, 2023, future expected amortization of these assets is as follows:

For the year ended December 31,

2024	$102,085
2025	101,774
2026	64,650
2027	40,000
2028	35,000
Thereafter	97,502
Total	$441,011

The following is a rollforward of the Company’s licensing agreements for the year end December 31, 2023.

	Assets	Accumulated Amortization

Balances at December 31, 2022	$760,000	$(324,405)
Addition of new assets	100,000	-
Amortization	-	(94,584)
Balances at December 31, 2023	$860,000	$(418,989)

NOTE 3 – RELATED PARTY TRANSACTIONS

Narkeshyo Research Tools Purchase

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

NOTE 6 – STOCK-BASED COMPENSATION

On September 6, 2021, the Company’s Board of Directors, and holders of a majority of the voting power of the Company’s stockholders approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) and reserved 60,000 shares of common stock for the issuance of awards thereunder. The 2021 Plan provides for the granting to our employees, officers, directors, consultants, and advisors of performance awards payable in shares of common stock, stock options (non-statutory and incentive), restricted stock awards, stock appreciation rights (“SARs”), restricted share units (“RSUs”) and other stock-based awards. The purpose of the 2021 Plan is to secure for the Company and its stockholders the benefits arising from capital stock ownership by eligible participants who are expected to contribute to the Company’s future growth and success. As of December 31, 2023, stock options to purchase 16,984 common shares had been granted under the 2021 Plan.

The Company has also reserved stock options to purchase 3 common shares under its 2016 Stock Incentive Plan (the “Prior Plan”). In July 2016, the Company granted 10-year options to one party under the Prior Plan for accepting appointment to the Company’s scientific advisory board. The award consisted of options to purchase 1 share of common stock at $75,000 per share. The options are accounted for as non-employee stock options and thus revalued for reporting purposes at the end of each quarter. The Company does not expect to make any future awards under the Prior Plan.

During 2023 and 2022, the fair market value of the options was insignificant to the financial statements.

Since the expected life of the options was greater than the Company’s historical stock information available, the Company determined the expected volatility based on price fluctuations of comparable public companies.

There were no options issued during the year-ended December 31, 2023 and 11,182 options issued during the year-ended 2022.

Option activity for the years ended December 31, 2023, and 2022 consists of the following:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2021	1	$75,000	4.64
Issued	11,182	16.90	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2022	11,183	$83.96	9.11
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2023	11,183	$83.96	8.11
Vested, December 31, 2023	7,735	$210.83	8.11

See Note 2 for discussion related to the issuance of common stock in connection with licensing agreements. See Note 7 for warrants issued in connection with our May 2022 private offering.

In February 2022, we granted a total of 11,182 options to Timothy Warbington and Donald Dickerson at an exercise price of $16.90. The value of the options was determined to be $145,525 based upon the Black-Scholes method, see variables used below. As of December 31, 2023, future estimated stock-based compensation expected to be recorded was estimated to be $40,132.

Inputs Used

Annual dividend yield	$-
Expected life (years)	6.5
Risk-free interest rate	0.81%
Expected volatility	92.95%
Common stock price	$16.90

See Note 2 for discussion related to the issuance of common stock in connection with licensing agreements.

See Note 7 for warrant rollforward

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

The Common Warrants have a five-year term, and an exercise price of $20.00 per share. The Pre-Funded Warrants did not have an expiration date and had an exercise price of $0.0001 per share. As of December 31, 2023, all of the Pre-Funded Warrants had been exercised.

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

Share Repurchase Program

On June 12, 2023 the Company announced that its Board of Directors has approved a share repurchase program. The program authorizes the Company to repurchase up to $2 million of its shares of common stock, in the open market or through privately negotiated transactions, in accordance with applicable securities laws and other restrictions. The manner, timing and amount of any purchase will be based on an evaluation of market conditions, the Company's stock price and other factors. The program has no termination date, may be suspended or discontinued at any time, and does not obligate the Company to acquire any particular number of shares of common stock. As-of December 31, 2023, 57,500 shares had been repurchased under this program for a total purchase price of $270,952.

Warrants

In connection with our May 2022 private offering, we issued pre-funded warrants to purchase 456,389 shares of common stock and accompanying warrants to purchase 1,624,446 shares of common stock at a price of $20.00 per share.

Assumptions used in calculating the fair value of the warrants issued in 2022 were as follows:

Range of Inputs Used
Annual dividend yield	$-
Expected life (years)	5.0
Risk-free interest rate	0.81%
Expected volatility	92.95%
Common stock price	$18.30

As of December 31, 2023, and 2022, warrants to purchase 2,284,932 shares of common stock were outstanding.

Warrant activity for the years ended December 31, 2023 and 2022 consists of the following:

	Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2021	660,486	$42.70	4.85
Issued	2,080,835
Exercises	(456,389)
Anti-Dilution Modifications	-
Forfeiture/Cancellations	-
Outstanding, December 31, 2022	2,284,932	$26.59	4.22
Issued	-
Exercises	-
Anti-Dilution Modifications	-
Forfeiture/Cancellations	-
Outstanding, December 31, 2023	2,284,932	$26.59	3.22

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

The purchased tools included (but were not limited to):

•	Toxicology
•	Screening
•	Preclinical Testing
•	Assays
•	Authorization
•	Tools of Biological Transaction
•	Tools of Intellectual Property

NOTE 9 – INCOME TAXES

The provision for income tax expense consists for the years ended December 31, 2023, and 2022:

	2023	2022
Income tax provision attributable to:
Federal	$(1,082,622)	$(2,096,475)
State and local	(300,783)	(582,461)
Valuation allowance	1,383,405	2,678,936
Net provision for income tax	$-	$-

Deferred tax assets consist of the following at December 31, 2023, and 2022:

	2023	2022
Deferred tax asset attributable to:
Net operating loss carryover	$6,266,742	$4,843,337
Accrued management fees, related party	-	-
Valuation allowance	(6,266,742)	(4,843,337)
Net deferred tax asset	$-	$-

The primary difference between the statutory federal rate and the Company’s effective tax rate for the years ended December 31, 2023 and 2022 was due to the 100% valuation allowance. The following is a reconciliation of the statutory federal rate and the Company’s effective tax rate for the year ended December 31, 2023, and 2022:

	2023	2022

Tax at federal statutory rate	21.0%	21.0%
State, net of federal benefit	5.7%	5.7%
Change in temporary differences	(0.0)%	(0.0)%
Permanent differences	(0.4)%	(0.2)%
Valuation allowance	(26.2)%	(26.4)%
Provision for taxes	-	-

As of December 31, 2023 the Company had federal and state gross net operating loss carryforwards of approximately $23.5 million. The federal and state net operating losses and tax credits expire in years beginning in 2036. Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. To date, the Company hasn’t experienced “ownership changes” under section 382 of the Code and comparable state tax laws. As of December 31, 2023, the Company estimates that none of the federal and state net operating losses will be limited under Section 382 of the Code.

As of December 31, 2023, and 2022, the Company maintained a full valuation allowance on its net deferred tax assets. The valuation allowance was determined in accordance with the provisions of ASC 740, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. The Company’s history of cumulative losses, along with expected future U.S. losses required that a full valuation allowance be recorded against all net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023.

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

Management assessed our internal control over financial reporting as of December 31, 2023, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 2013 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective, as of December 31, 2023, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

41

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance.

Information with respect to this item will be set forth in the Proxy Statement for the 2024 Annual Meeting of Stockholders (“Proxy Statement”) under the headings “Directors,” “Executive Officers,” “Delinquent Section 16 Reports” and “Corporate Governance” or an amendment to this Annual Report on Form 10-K (“Form 10-K/A”), and is incorporated herein by reference. The Proxy Statement or Form 10-K/A, as the case may be, will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

42

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

4.4	Description of Registrant’s Securities*
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

43

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

10.8

Research Tools Purchase Agreement, dated December 15, 2022, between Creative Medical Technology Holdings, Inc and Narkeshyo LLC (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2023)

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

44

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

Date: March 22, 2024	By:	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: March 22, 2024	By:	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Timothy Warbington	Director & Chairman	March 22, 2024
Timothy Warbington

/s/ Donald Dickerson	Director	March 22, 2024
Donald Dickerson

/s/ Michael H. Finger	Director	March 22, 2024
Michael H. Finger

/s/ Susan Snow	Director	March 22, 2024
Susan Snow

/s/ Bruce S. Urdang	Director	March 22, 2024
Bruce S. Urdang

45