Form 10-K/A
period 2023-12-31
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2024-04-29
CIK 1187953

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

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates was $6,633,274 based on the closing price on the over-the-counter market of such common stock on such date.

As of March 22, 2024, there were 1,356,626 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

 PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information concerning our directors and executive officers:

Name	Position	Age
Timothy Warbington	President, Chief Executive Officer and Director	62
Donald Dickerson	Chief Financial Officer & Senior Vice-President and Director	59
Michael H. Finger (1)(2)(3)	Director	77
Susan Snow (1)(2)(3)	Director	66
Bruce S. Urdang (1)(2)(3)	Director	65

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

Michael H. Finger.  Mr. Finger has served as a director of ours since December 2, 2021, and is the manager and principal member of Alternative Sales Source, LLC, a real estate consulting firm that he founded in 2017.  Prior to founding Alternative Sales Source, LLC, Mr. Finger was active as the founder and principal shareholder of the related companies, Hyland Bay Systems, of which he was Chief Financial Officer, and Hyland Bay Realty, both of which he sold in 2016.  Mr. Finger also founded Cardinal Financial Services, Inc., a national commercial real estate mortgage brokerage firm that he operated for over 20 years until its sale in 2007.  Mr. Finger received his MBA in finance from Colombia University and holds a B.A. in biology from Boston University.

Mr. Finger’s business and financial experience and expertise qualify him to serve as one of our directors.

Susan Snow.  Ms. Snow has served as a director of ours since December 2, 2021. From January 2018 until January 2022, Ms. Snow served as Senior VP, Operations at Redhorse, a consulting firm specializing in contacts and relationships with U.S. governmental agencies.  Previously, from May 2009 until January 2018, she was a principal at Transitional Finance Partners.  Ms. Snow has also served as a director of NeoVolta Inc. since July 2022.  She began her professional career and earned her CPA at KPMG, where she spent 4 years before leaving for a Chief Financial Officer role in private industry.

Ms. Snow’s financial and corporate experience and expertise qualify her to serve as one of our directors.

Bruce S. Urdang, Esq. Mr. Urdang has served as a director of ours since December 2, 2021, and is an attorney in private practice, having represented clients in real estate and business transactions, and commercial litigation, at the Law Offices of Bruce S. Urdang, J.D. since 1989. Mr. Urdang has also been a professor at Northern Arizona University’s School of Hotel and Restaurant Management since 1989. Mr. Urdang received his J.D. from St. John’s School of Law and holds a B.A. in political science from the State University of New York, Oneonta.

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

Delinquent Section 16(a) Reports

The were no persons who, at any time during the fiscal year ended December 31, 2023, was a director, executive officer, or beneficial owner of more than 10% of our common stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Item 11. Executive Compensation

The following table contains information concerning the compensation paid during our fiscal years ended December 31, 2023 and 2022 to Timothy Warbington, our Chief Executive Officer, and Donald Dickerson, our Chief Financial Officer, who served as our only executive officers during 2023 and 2022 (collectively, our “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)

Timothy Warbington	2023	330,000	-0-	192,620	522,620
Chief Executive Officer	2022	330,000	40,224	99,000	469,224

Donald Dickerson	2023	300,000	-0-	167,250	467,250
Chief Financial Officer	2022	300,000	36,555	90,000	426,555

(1)

Reflects the award of (i) an option to purchase 5,324 shares of common stock at an exercise price of $16.90 vesting over three years, awarded to Donald Dickerson in 2022, (ii) fully vested warrants to purchase (i) 1,000 shares of common stock at an exercise price of $150.00, awarded to Donald Dickerson in 2021, and (iii) an option to purchase 5,858 shares of common stock at an exercise price of $16.90 vesting over three years, awarded to Timothy Warbington in 2022.  The dollar figures represent the value of the awards at grant date as calculated under FASB ASC Topic 718.  Messrs. Warbington and Dickerson will not realize the estimated value of these awards in cash until these awards are exercised and sold. See Notes 6 and 7 to our audited financial statements for the year ended December 31, 2023 for the assumptions we made in the valuation of these options and warrants, respectively.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2023, our Named Executive Officers had outstanding unexercised options as set forth below.  Our named Executive Officers did not have any unvested stock awards outstanding at December 31, 2023.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date ($)

Timothy Warbington (1)	2,929	2,929	16.90	February 9, 2032

Donald Dickerson (1)	2,662	2,662	16.90	February 9, 2032
(2)	1,000	-0-	150.00	July 15, 2031
(2)	2,0,00	-0-	20.00	December 28, 2030

(1)	These options vested 25% on the date of grant and vest as to 25% on each of the next three anniversaries of the date of grant.

(2)	These are warrants that were fully vested upon issuance.

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

Compensation of Directors

The following table shows certain information with respect to the compensation of all of our non-employee directors during our year ended December 31, 2023.

Name	Fees Earned or Paid in Cash ($)	Option Awards (1) ($)	All other compensation ($)	Total ($)
Michael Finger	80,000	-0-	-0-	100,000
Susan Snow	120,000	-0-	-0-	120,000
Bruce Urdang	100,000	-0-	-0-	100,000

We have adopted a compensation program for non-employee directors under which each such director is paid an annual retainer of $80,000, plus $20,000 for each committee they chair.  We may pay such amounts in a combination of cash and stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 15, 2024, as adjusted to reflect the sale of common stock offered by us in this offering, for:

•	each person, or group of affiliated persons, who we know to beneficially own more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors and director nominees; and

•	all of our executive officers and directors as a group.

The percentage of beneficial ownership information shown in the table is based on 1,356,626 shares of common stock currently outstanding.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of warrants that are either immediately exercisable or exercisable within 60 days of April 15, 2024. These shares are deemed to be outstanding and beneficially owned by the person holding those warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Names and Address of Individual or Identity of Group(1)	Number of Shares Beneficially Owned		Beneficial Ownership (%)
Officers and Directors
Timothy Warbington	39,298	(2)	2.9%
Donald Dickerson	7,010	(3)	*
Michael H. Finger	1,851		*
Susan Snow	-0-		*
Bruce S. Urdang	-0-		*
All Directors and Executive Officers as a Group (5 Persons)	48,159	(4)	3.6%

5% Holders
N/A

* Less than one percent.

(1)	Unless otherwise indicated, the business address of each officer and director of the Company is c/o Creative Medical Technology Holdings, Inc., 211 E. Osborn Road, Phoenix, AZ 85012.
(2)

Includes 22,695 shares beneficially owned by Creative Medical Health, Inc., of which Mr. Warbington serves as President and Chief Executive Officer, and currently exercisable options to purchase 4,394 shares of Common Stock.

(3)	Includes currently exercisable warrants to purchase 3,000 shares of Common Stock and currently exercisable options to purchase 3,993 shares of Common Stock.
(4)	Includes 3,000 shares that may be issued under currently exercisable warrants, and 8,387 shares that may be issued under currently exercisable options.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since January 1, 2022 to which we have been a party in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets as of December 31, 2023 and 2022, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

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

We paid CMH the $100,000 obligation of the initial payment due under this agreement, by a $50,000 cash payment and the issuance of 6,667 shares of common stock on December 12, 2019. On December 31, 2019, following our announcement with respect to the clinical commercialization of the StemSpine technology, we paid CMH $50,000 of the $300,000 obligation due under this agreement through the issuance of 133 shares of common stock. On September 30, 2020 we paid CMH an additional $40,000 of the $300,000 obligation due under this agreement through the issuance of 84,656 shares of common stock, and in January 2021 we paid CMH an additional $50,000 of the $300,000 obligation due under this agreement through the issuance of 89,286 shares of common stock. The remaining portion of the $300,000 obligation has been paid in cash.   In August 2023, we paid CMH $100,000 related to the filing of an IND with the FDA per the terms of the agreement.

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

Item 14. Principal Accountant Fees and Services

The following table sets forth all fees accrued or paid to Haynie & Company, Salt Lake City, Utah, PCAOB ID 457, for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Audit Fees (1)	$111,000	$111,000
Audit-Related Fees	$-	$-
Tax Fees	-	-
All Other Fees	-	-
Total	$111,000	$111,000

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Exhibits
31.1	Rule 13a-14(a)/15d-14a(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14a(a) Certification of Principal Financial Officer*
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

Date: April 29, 2024	By:	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2024	By:	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Timothy Warbington	Director & Chairman	April 29, 2024
Timothy Warbington

/s/ Donald Dickerson	Director	April 29, 2024
Donald Dickerson

/s/ Michael H. Finger	Director	April 29, 2024
Michael H. Finger

/s/ Susan Snow	Director	April 29, 2024
Susan Snow

/s/ Bruce S. Urdang	Director	April 29, 2024
Bruce S. Urdang

