Form 10-Q
period 2024-03-31
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2024-05-10
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, there were 1,348,126 shares of the registrant’s common stock outstanding.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash	$9,007,398	$3,466,867
Investments	-	6,520,191
Inventory	6,594	6,594
Prepaids and other current assets	190,564	277,246
Total Current Assets	9,204,556	10,270,898

OTHER ASSETS
Other assets	3,281	3,281
Licenses, net of amortization	411,740	441,011
TOTAL ASSETS	$9,619,577	$10,715,190

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$336,845	$317,280
Accrued expenses	39,920	39,920
Advances from related party	14,194	14,194
Total Current Liabilities	390,959	371,394

TOTAL LIABILITIES	390,959	371,394

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 5,000,000 and 50,000,000 shares authorized; 1,431,126 and 1,431,126 issued and 1,354,626 and 1,373,626 outstanding at March 31, 2024 and December 31, 2023, respectively	1,431	1,431
Additional paid-in capital	69,720,911	69,711,749
Accumulated deficit	(60,139,976)	(59,098,432)
Treasury stock, at cost, 76,500 and 57,500 shares as of March 31, 2024 and December 31, 2023	(353,748)	(270,952)
TOTAL STOCKHOLDERS' EQUITY	9,228,618	10,343,796
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
	$9,619,577	$10,715,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023

Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

OPERATING EXPENSES
Research and development	422,392	319,029
Selling, general and administrative	671,484	771,020
Amortization of patent costs	29,271	23,021
TOTAL EXPENSES	1,123,147	1,113,070

Operating loss	(1,123,147)	(1,113,070)

OTHER INCOME/(EXPENSE)
Interest expense	-	(50)
Interest income	81,603	61,197
Total other income (expense)	81,603	61,147

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,041,544)	(1,051,923)

Provision for income taxes	-	-

NET LOSS	$(1,041,544)	$(1,051,923)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.73)	$(0.75)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	1,421,439	1,407,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,041,544)	$(1,051,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	9,162	9,162
Amortization	29,271	23,021
Prepaids and other current assets	86,682	92,214
Accounts payable	19,565	(2,914,116)
Net cash used in operating activities	(896,864)	(3,841,642)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of investments	6,520,191	5,037,326
Net cash provided by investing activities	6,520,191	5,037,326

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock	(82,796)	-
Net cash used in financing activities	(82,796)	-

NET INCREASE IN CASH	5,540,531	1,195,684
BEGINNING CASH BALANCE	3,466,867	8,320,519
ENDING CASH BALANCE	$9,007,398	$9,516,203

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$-	$50
Cash payments for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional			Total
	Common Stock		Paid-	Accumulated	Treasury	Stockholders'
	Shares	Amount	in Capital	Deficit	Stock	Equity
December 31, 2023	1,431,126	$1,431	$69,711,749	$(59,098,432)	$(270,952)	$10,343,796

Purchase of treasury stock	-	-	-	-	(82,796)	(82,796)
Stock-based compensation	-	-	9,162	-	-	9,162
Net loss	-	-	-	(1,041,544)	-	(1,041,544)

March 31, 2024	1,431,126	$1,431	69,720,911	$(60,139,976)	(353,748)	$9,228,618
			Additional			Total
	Common Stock		Paid-	Accumulated	Treasury	Stockholders'
	Shares	Amount	in Capital	Deficit	Stock	Equity
December 31, 2022	1,407,624	$1,407	$69,675,125	$(53,811,858)	$-	$15,864,674

Stock-based compensation	-	-	9,162	-	-	9,162
Net loss	-	-	-	(1,051,923)	-	(1,051,923)

March 31, 2022	1,407,624	$1,407	$69,684,287	$(54,863,781)	$-	$14,821,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Payments received for which the earnings process is not yet complete are deferred. As of March 31, 2024 and December 31, 2023, the Company had $40,000 in deferred revenue, respectively.

Concentration Risks – The Federal Deposit Insurance Corporation insures cash deposits in most general bank accounts for up to $250,000 per institution. The Company maintains its cash balances at four financial institutions. As of March 31, 2024, the Company’s balance exceeded the limit at three institutions.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of March 31, 2024, and December 31, 2023, the Company had no outstanding derivative liabilities.

Basic and Diluted Income (Loss) Per Share – The Company follows Financial Accounting Standards Board (“FASB”) ASC 260 Earnings per Share to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During loss periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. During the three-months ended March 31, 2024 and 2023, the Company had options to purchase 11,183 shares of common stock and warrants to purchase 2,284,932 shares of common stock; however, the effects were anti-dilutive due to the net loss.

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

NOTE 2 – LICENSING AGREEMENTS

ED Patent – The Company acquired a patent from CMH, a related company on February 2, 2016, in exchange for 43,112 shares of CMTH common stock valued at $100,000. The patent expires in 2025 and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $2,493 was recorded for the three-months ended March 31, 2024, and 2023. As of March 31, 2024, the carrying value of the patent was $18,548. The Company expects to amortize $9,972 annually through 2026 related to the patent costs.

Multipotent Amniotic Fetal Stem Cells License Agreement - On August 25, 2016, CMT entered into a License Agreement dated August 25, 2016, with a university. This license agreement grants to CMT the exclusive right to all products derived from a patent for use of multipotent amniotic fetal stem cells composition of matter throughout the world during the period ending on the expiration date of the longest-lived patent rights under the patent. The license agreement also permits CMT to grant sublicenses. Under the terms of the license agreement, CMT is required to diligently develop, manufacture, and sell any products licensed under the agreement. CMT paid the University an initial license fee within 30 days of entering into the agreement. CMT is also required to pay annual license maintenance fees on each anniversary date of the agreement, which maintenance fees would be credited toward any earned royalties for any given period. The License Agreement provides for payment of various milestone payments and earned royalties on the net sales of licensed products by CMT or any sub licensee. CMT is also required to reimburse the University for any future costs associated with maintaining the patent. CMT may terminate the license agreement for any reason upon 90 days’ written notice and the University may terminate the agreement in the event CMT fails to meet its obligations set forth therein, unless the breach is cured within 30 days of the notice from the University specifying the breach. CMT is also obligated to indemnify the University against claims arising due to the exercise of the license by CMT or any sub licensee. As of March 31, 2024, no amounts are currently due to the University.

The Company estimates that the patent expires in February 2026 and has elected to amortize the patent through the period of expiration on a straight-line basis. Amortization expense of $293 was recorded for the three-months ended March 31, 2024, and 2023. As of March 31, 2024, the carrying value of the patent was $1,740. The Company expects to amortize approximately $1,172 annually through 2025 related to the patent costs.

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

The patent expires on May 19, 2027, and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $2,500 was recorded for the three-months ended March 31, 2024, and 2023. As of March 31, 2024, the carrying value of the initial patent license was $32,500. The Company expects to amortize approximately $10,000 annually through 2027 related to the patent costs.

The Company has elected to amortize the additional $300,000 associated with the patent over a ten-year period on a straight-line basis. Amortization expense of $11,485 was recorded for the three-months ended March 31, 2024, and 2023. As of March 31, 2024, the carrying value of the patent was $98,949. The Company expects to amortize approximately $46,000 annually through 2026 related to the patent costs.

The Company has elected to amortize the additional $100,000 associated with the filing of the IND with the FDA over a four-year period on a straight-line basis. Amortization expense of $6,250 was recorded for the three-months ended March 31, 2024, and no expense was recorded for the three-months ended March 31, 2023. As of March 31, 2024, the carrying value of the patent was $91,250 The Company expects to amortize approximately $25,000 annually through 2027 related to the patent costs.

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

The Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expenses of $6,250 were recorded for the three-months ended March 31, 2024, and 2023. As of March 31, 2024, the carrying value of the patent was $168,750. The Company expects to amortize approximately $25,000 annually through 2030 related to the patent costs.

The following is a rollforward of the Company’s licensing agreements for the three-months ended March 31, 2024.

	Assets	Accumulated Amortization

Balances at December 31, 2023	$860,000	$(418,989)
Addition of new assets	-	-
Amortization	-	(29,271)
Balances at March 31, 2024	$860,000	$(448,260)

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

Narkeshyo Research Tools Purchase

On December 15, 2022, the Company purchased a set of components referred to as “research tools” for $5,000,000 from Narkeshyo LLC, an entity a former director and current consultant of the Company is affiliated with, pursuant to the terms of an Asset Purchase Agreement between the Company and Narkeshyo. The final payments under the agreement of $3.0 million was made during the three months ended March 31, 2023.

NOTE 4 – STOCK-BASED COMPENSATION

On September 6, 2021, the Company’s Board of Directors, and holders of a majority of the voting power of the Company’s stockholders approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) and reserved 60,000 shares of common stock for the issuance of awards thereunder. The 2021 Plan provides for the granting to our employees, officers, directors, consultants, and advisors of performance awards payable in shares of common stock, stock options (non-statutory and incentive), restricted stock awards, stock appreciation rights (“SARs”), restricted share units (“RSUs”) and other stock-based awards. The purpose of the 2021 Plan is to secure for the Company and its stockholders the benefits arising from capital stock ownership by eligible participants who are expected to contribute to the Company’s future growth and success. As of March 31, 2024, stock options to purchase 16,984 common shares had been granted under the 2021 Plan.

During the three-months ended March 31, 2024 and 2023, the fair market value of the options was insignificant to the financial statements.

Since the expected life of the options was greater than the Company’s historical stock information available, the Company determined the expected volatility based on price fluctuations of comparable public companies.

There were no options issued during the three-months ended March 31, 2024 and 2023.

Option activity for the three-months ended March 31, 2024, consists of the following:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2023	11,183	$83.96	8.11
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, March 31, 2024	11,183	$83.96	7.86
Vested, March 31, 2024	11,183	$83.96	7.86

In February 2022, we granted a total of 11,183 options to Timothy Warbington and Donald Dickerson at an exercise price of $16.90. The value of the options was determined to be $145,525 based upon the Black-Scholes method, see variables used below. As of December 31, 2023, future estimated stock-based compensation expected to be recorded was estimated to be $40,132.

Inputs Used

Annual dividend yield	$-
Expected life (years)	6.5
Risk-free interest rate	0.81%
Expected volatility	92.95%
Common stock price	$16.90

See Note 2 for discussion related to the issuance of common stock in connection with licensing agreements.

NOTE 5 – STOCKHOLDERS’ EQUITY

Warrants

In connection with our May 2022 private offering, we issued pre-funded warrants to purchase 456,389 shares of common stock and accompanying warrants to purchase 1,624,446 shares of common stock at a price of $20.00 per share.

Assumptions used in calculating the fair value of the warrants issued in 2022 were as follows:

Range of Inputs Used
Annual dividend yield	$-
Expected life (years)	5.0
Risk-free interest rate	0.81%
Expected volatility	92.95%
Common stock price	$18.30

As of March 31, 2024, and 2023, warrants to purchase 2,284,932 shares of common stock were outstanding.

Warrant activity for the three-months ended March 31, 2024 consists of the following:

	Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2023	2,284,932	$26.59	3.22
Issuances	-	-	-
Exercises	-	-	-
Outstanding, March 31, 2024	2,284,932	$26.59	2.97

NOTE 6 – SUBSEQUENT EVENTS

Management has reviewed subsequent events through the date of the filing noting none.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of operations. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023, and accompanying notes to these financial statements included in this report. All amounts are in U.S. dollars.

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

In 2020, through our ImmCelz Inc. subsidiary, we began developing treatments under our ImmCelz™ platform (CELZ-100), that utilize a patient’s own extracted immune cells that are then “reprogrammed/supercharged” by culturing them outside the patient’s body with optimized cell-free factors.  The immune cells are then re-injected into the patient from whom they were extracted. We believe this process endows the immune cells with regenerative properties (or “supercharges” them) providing them with the ability to treat multiple indications.  We have validated this ability through the third-party studies described below that were independently conducted on selected human donor patient cells for accuracy and reproducibility. In contrast to other stem cell-based approaches, the immune cells are significantly smaller in size than stem cells and are believed to more effectively penetrate areas of the damaged tissues and induce regeneration.

In June 2022, we signed an agreement with Greenstone Biosciences Inc. (“Greenstone”) for the development of a human induced pluripotent stem cell (iPSC) pipeline for our ImmCelz™ platform. This project was identified as iPScelz™. The efforts by Greenstone are expected to complement and expand our current work on novel therapeutic cell lines. In May 2023, we announced that we had received confirmation that Greenstone had successfully developed a human induced pluripotent stem cell (iPSC). We estimate that the development of this cell line will save the Company two to three years in research and development time along with associated expenses. The final iPScelz™ results in a viral-free cell line which has great potential for differentiation into therapeutic biologics both for the cellular and cell-free programs along with targeted drug discovery. Greenstone’s developments were confirmed by an independent, industry-leading research firm.

In October 2022, we announced the development of our AlloStem™ Clinical Cell Line (CELZ-200), a proprietary allogenic cell line which includes a Master Cell Bank and a Drug Master File. We believe we will able to use this cell line for many of our programs, including our ImmCelz™ immunotherapy platform for multiple diseases, OvaStem® for Premature Ovarian Failure, Type I Diabetes (CELZ-201 CREATE-1), AlloStemSpine™ Chronic Lower Back Pain (CELZ-201 ADAPT), and IPScelz™ inducible pluripotent stem cell program in ongoing development with Greenstone.

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

In February 2023, the Company reported positive three-year follow-up data for its StemSpine™ pilot study. The three-year data demonstrates continued efficacy of the StemSpine® procedure for treating chronic lower back pain without any serious adverse effects reported.

               In March 2023, we reported the following results of independent studies:

•	ImmCelz™ (CELZ-100) platform required 75% fewer donor patient cells compared to industry standard.
•	The purity of the final ImmCelz™ (CELZ-100) product was greater than 95% compared to the industry standard of greater than 80%.
•

ImmCelz™ (CELZ-100) demonstrated a greater than 200% reduction in functional suppression of effector T cells, which are a critical concern for patients with autoimmune issues, while still possessing a high number of functional T regulatory cells.

•	The ability to verify repeated potency of the final ImmCelz™(CELZ-100) product.

We believe these results show that we will be able to substantially reduce production costs, while allowing for the manufacture of the best clinical product for patients with immune disorders, which will enable us to accelerate our clinical applications and encourage potential collaborations with respect to our ImmCelz™ platform.

In March 2023, the Company announced that it filed an application with the FDA to receive Orphan Drug Designation (“ODD”) for the treatment of Brittle Type 1 Diabetes using its ImmCelz™ (CELZ-100) platform. In March 2024, the Company received ODD for the treatment of Brittle Type 1 Diabetes from the FDA. This designation provides multiple important benefits to support the therapy's development including tax advantages, user fee exemptions, and the opportunity for market exclusivity following approval.

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

In September 2023, the Company received FDA clearance to initiate a Phase I/II clinical trial of AlloStemSpine™ Chronic Lower Back Pain (CELZ-201 ADAPT) using AlloStem™ (CELZ-201-DDT) for the treatment of lower back pain. The first in country study, which will enroll 30 individuals suffering from chronic lower back pain, is designed to evaluate the safety, efficacy, and tolerability of AlloStem™ (CELZ-201-DDT). The minimally invasive procedure uses ultrasound for the targeted delivery of the cell product, and thus prevents radiation exposure to the patient or the injecting physician.  In October, 2023 we filed for and received approval from an institutional review board (IRB) to proceed with this trial.  This trial, protected by issued patents, is a huge milestone for the Company and for patients suffering from this debilitating problem and their need for opioids for pain.

In March 2024, the Company secured FDA authorization for an expanded access therapy using CELZ-201, in managing abnormal glucose tolerance and preventing Type I Diabetes in high-risk individuals. The therapy uses CELZ-201 to potentially prevent Type I Diabetes onset and is believed to be a first in medical history. This personalized medicine approach, focuses on a single high-risk patient. CELZ-201 has a multi-target mechanism to address abnormal glucose tolerance, a Type I Diabetes precursor, at the cellular level.

Results of Operations – For the Three-month Periods Ended March 31, 2024, and 2023

Gross Revenue. There were no revenues generated for the three-months ended March 31, 2024 and 2023.

Cost of Goods Sold. There was no cost of goods sold for the three-months ended March 31, 2024 and 2023.

Gross Profit/(Loss). There were no gross profits for the three-months ended March 31, 2024 and 2023.

Selling, General and Administrative Expenses. General and administrative expenses for the three-months ended March 31, 2024, totaled $671,484, in comparison with $771,020 for the comparable period a year ago. The decrease of $99,536, or 13% is primarily due to decreases of $55,112 in marketing, $42,752 in public company related expenses, and $86,409 in professional fees, offset by an increase of $66,040 in compensation.

Amortization Expenses. Amortization expenses for the three-month period ended March 31, 2024 totaled $29,271 in comparison with $23,021 for the comparable period a year ago.

Research and Development Expenses. Research and development expenses for the three-months ended March 31, 2024, totaled $422,392 in comparison to $319,029 for the comparable period a year ago. The increase of $103,363, or 32% was primarily due to increases of $42,708 associated with the CELZ 201 CREATE-1 Type 1 Diabetes clinical trial, and $50,347 associated with the CELZ-201 ADAPT Chronic Lower Back Pain clinical trial.

Operating Loss. For the reasons stated above, our operating loss for the three-months ended March 31, 2024, was $1,119,397 in comparison with $1,113,070 for the comparable period a year ago.

Other Income. Other income for the three-months ended March 31, 2024, totaled $81,603 in comparison with $61,147 for the comparable period a year ago. The increased income of $20,456 is due to increased interest rates associated with $6,076,734 in short-term certificates of deposit and US treasuries.

Net Income/Loss. For the reasons stated above, our net loss for the three-months ended March 31, 2024, was $1,037,794 in comparison with a net loss of $1,051,923 for the comparable period a year ago.

Liquidity and Capital Resources

As of March 31, 2024, we had $9,007,398 of available cash, certificates of deposit and US Treasuries and positive working capital of approximately $8,813,597. In comparison, as of December 31, 2023, we had $9,987,058 of available cash, certificates of deposit and US Treasuries and positive working capital of $9,899,504.

Cash Flows

Net Cash used in Operating Activities. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was $896,864 for the three-months ended March 31, 2024, in comparison to $3,841,642 for the comparable period a year ago, a decrease of $2,944,778 or 77%. The decrease in cash used in operations was primarily related to a $3,000,000 payment of an outstanding accounts payable balance made in the three-months ended March 31, 2023.

Net Cash Received From Investing Activities. Cash received in investing activities was $6,520,191 for the three-months ended March 31, 2024, from the net redemptions of certificates of deposit, in comparison to $5,037,326 of cash received from net redemptions of certificates of deposit for the comparable period a year ago.

Net Cash from Financing Activities.

Cash used in financing activities for the three-months ended March 31, 2024 was $82,796 associated with the repurchase of our common stock under our stock re-purchase program. There were no financing activities during the three-months ended March 31, 2023.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On June 12, 2023, we announced that our Board of Directors authorized a share repurchase program for the repurchase of up to $2 million of our common stock (the “Repurchase Plan).  Purchases under the Repurchase Plan commenced in August 2023.  The following table provides information about our monthly share repurchases for the three months ended March 31, 2024, which consisted solely of repurchases under the Repurchase Plan.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2024	6,000	$4.30	63,500	$1,703,253

February 1 - February 29, 2024	7,500	4.24	71,000	1,671,453

March 1 - March 31, 2023	5,500	4.58	76,500	1,646,253

Total	19,000	4.36

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

3.1.3

Certificate of Change Pursuant to NRS 78.209, as filed with the Secretary of State of the State of Nevada on November 8, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2021).

3.4

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

Creative Medical Technology Holdings, Inc.

Date: May 10, 2024	By	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: May10, 2024	By	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial Officer)

