Form 10-Q
period 2024-06-30
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2024-08-09
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 5, 2024, there were 1,338,126 shares of the registrant’s common stock outstanding.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash	$7,471,476	$3,466,867
Investments	-	6,520,191
Inventory	3,394	6,594
Prepaids and other current assets	129,086	277,246
Total Current Assets	7,603,956	10,270,898

OTHER ASSETS
Other assets	3,281	3,281
Licenses, net of amortization	382,469	441,011
TOTAL ASSETS	$7,989,706	$10,715,190

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$322,158	$317,280
Accrued expenses	39,920	39,920
Advances from related party	14,194	14,194
Total Current Liabilities	376,272	371,394

TOTAL LIABILITIES	376,272	371,394

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized at June 30, 2024 and December 31, 2023	-	-
Series B preferred stock, $0.001 par value, 1 share authorized, issued and outstanding at June 30, 2024	100	-
Common stock, $0.001 par value, 5,000,000 and 50,000,000 shares authorized; 1,431,126 and 1,431,126 issued and 1,338,126 and 1,373,626 outstanding at June 30, 2024 and December 31, 2023, respectively	1,431	1,431
Additional paid-in capital	69,730,073	69,711,749
Accumulated deficit	(61,697,704)	(59,098,432)
Treasury stock, at cost, 93,000 and 57,500 shares as of June 30, 2024 and December 31, 2023	(420,466)	(270,952)
	7,613,434	10,343,796
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
	$7,989,706	$10,715,190

The accompanying notes are an integral part of these condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023

Revenues	$8,000	$-	$8,000	$-

Cost of revenues	3,200	-	3,200	-

Gross profit	4,800	-	4,800	-

OPERATING EXPENSES
Research and development	924,749	309,480	1,347,141	628,509
Selling, general and administrative	676,086	859,537	1,347,570	1,630,557
Amortization of patent costs	29,271	23,021	58,542	46,042
TOTAL EXPENSES	1,630,106	1,192,038	2,753,253	2,305,108

Operating loss	(1,625,306)	(1,192,038)	(2,748,453)	(2,305,108)

OTHER INCOME/(EXPENSE)
Interest income	67,578	89,913	149,181	151,060
Total other income (expense)	67,578	89,913	149,181	151,060

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,557,728)	(1,102,125)	(2,599,272)	(2,154,048)

Provision for income taxes	-	-	-	-

NET LOSS	$(1,557,728)	$(1,102,125)	$(2,599,272)	$(2,154,048)

NET LOSS PER SHARE - BASIC AND DILUTED	$(1.11)	$(0.78)	$(1.84)	$(1.53)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	1,405,208	1,409,948	1,413,324	1,408,793

The accompanying notes are an integral part of these condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,599,272)	$(2,154,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	18,324	18,324
Amortization	58,542	46,042
Changes in assets and liabilities:
Inventory	3,200	-
Prepaids and other current assets	148,160	184,428
Accounts payable	4,878	(2,923,125)
Net cash used in operating activities	(2,366,168)	(4,828,379)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	-	(4,551,049)
Redemptions of investments	6,520,191	5,048,459
Net cash provided by investing activities	6,520,191	497,410

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock	(149,514)	-
Issuance of Series B preferred stock	100	-
Net cash used in financing activities	(149,414)	-

NET INCREASE (DECREASE) IN CASH	4,004,609	(4,330,969)
BEGINNING CASH BALANCE	3,466,867	8,320,519
ENDING CASH BALANCE	$7,471,476	$3,989,550

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$-	$-
Cash payments for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Equity
Balance, December 31, 2023	-	$-	1,431,126	$1,431	$69,711,749	$(59,098,432)	$(270,952)	$10,343,796

Purchase of treasury stock	-	-	-	-	-	-	(149,514)	(149,514)
Stock-based compensation	-	-	-	-	18,324	-	-	18,324
Issuance of Series B preferred stock	1	100	-	-	-	-	-	100
Net loss	-	-	-	-	-	(2,599,272)	-	(2,599,272)

Balance, June 30, 2024	1	$100	1,431,126	$1,431	69,730,073	$(61,697,704)	(420,466)	$7,613,434

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Equity
Balance, March 31, 2024	-	$-	1,431,126	$1,431	$69,720,911	$(60,139,976)	$(353,748)	$9,228,618

Purchase of treasury stock	-	-	-	-	-	-	(66,718)	(66,718)
Stock-based compensation	-	-	-	-	9,162	-	-	9,162
Issuance of Series B preferred stock	1	100	-	-	-	-	-	100
Net loss	-	-	-	-	-	(1,557,728)	-	(1,557,728)

Balance, June 30, 2024	1	$100	1,431,126	$1,431	69,730,073	$(61,697,704)	(420,466)	$7,613,434

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	-	$-	-	$-	-	$-	1,407,624	$1,408	$69,675,124	$(53,811,858)	$15,864,674

Round-up shares issued in reverse stock split	-	-	-	-	-	-	23,502	23	(23)	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	18,324	-	18,324
Net loss	-	-	-	-	-	-	-	-	-	(2,154,048)	(2,154,048)

Balance, June 30, 2023	-	$-	-	$-	-	$-	1,431,126	$1,431	69,693,425	$(55,965,906)	$13,728,950

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2023	-	$-	-	$-	-	$-	1,407,624	$1,408	$69,684,286	$(54,863,781)	$14,821,913

Round-up shares issued in reverse stock split	-	-	-	-	-	-	23,502	23	(23)	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	9,162	-	9,162
Net loss	-	-	-	-	-	-	-	-	-	(1,102,125)	(1,102,125)

Balance, June 30, 2023	-	$-	-	$-	-	$-	1,431,126	$1,431	69,693,425	$(55,965,906)	$13,728,950

The accompanying notes are an integral part of these condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

Payments received for which the earnings process is not yet complete are deferred. As of June 30, 2024 and December 31, 2023, the Company had $40,000 in deferred revenue, respectively.

Concentration Risks – The Federal Deposit Insurance Corporation insures cash deposits in most general bank accounts for up to $250,000 per institution. The Company maintains its cash balances at four financial institutions. As of June 30, 2024, the Company’s balance exceeded the limit at three institutions.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of June 30, 2024, and December 31, 2023, the Company had no outstanding derivative liabilities.

Basic and Diluted Income (Loss) Per Share – The Company follows Financial Accounting Standards Board (“FASB”) ASC 260 Earnings per Share to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During loss periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. During the three and six-months ended June 30, 2024 and 2023, the Company had options to purchase 11,183 shares of common stock and warrants to purchase 2,284,932 shares of common stock; however, the effects were anti-dilutive due to the net loss.

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

NOTE 2 – LICENSING AGREEMENTS

ED Patent – The Company acquired a patent from CMH, a related company on February 2, 2016, in exchange for 43,112 shares of CMTH common stock valued at $100,000. The patent expires in 2025 and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $4,986 was recorded for the six-months ended June 30, 2024, and 2023. As of June 30, 2024, the carrying value of the patent was $16,055. The Company expects to amortize $9,972 annually through 2026 related to the patent costs.

Multipotent Amniotic Fetal Stem Cells License Agreement - On August 25, 2016, CMT entered into a License Agreement dated August 25, 2016, with a university. This license agreement grants to CMT the exclusive right to all products derived from a patent for use of multipotent amniotic fetal stem cells composition of matter throughout the world during the period ending on the expiration date of the longest-lived patent rights under the patent. The license agreement also permits CMT to grant sublicenses. Under the terms of the license agreement, CMT is required to diligently develop, manufacture, and sell any products licensed under the agreement. CMT paid the University an initial license fee within 30 days of entering into the agreement. CMT is also required to pay annual license maintenance fees on each anniversary date of the agreement, which maintenance fees would be credited toward any earned royalties for any given period. The License Agreement provides for payment of various milestone payments and earned royalties on the net sales of licensed products by CMT or any sub licensee. CMT is also required to reimburse the University for any future costs associated with maintaining the patent. CMT may terminate the license agreement for any reason upon 90 days’ written notice and the University may terminate the agreement in the event CMT fails to meet its obligations set forth therein, unless the breach is cured within 30 days of the notice from the University specifying the breach. CMT is also obligated to indemnify the University against claims arising due to the exercise of the license by CMT or any sub licensee. As of June 30, 2024, no amounts are currently due to the University.

The Company estimates that the patent expires in February 2026 and has elected to amortize the patent through the period of expiration on a straight-line basis. Amortization expense of $586 was recorded for the six-months ended June 30, 2024, and 2023. As of June 30, 2024, the carrying value of the patent was $1,447. The Company expects to amortize approximately $1,172 annually through 2025 related to the patent costs.

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

The patent expires on May 19, 2027, and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $5,000 was recorded for the six-months ended June 30, 2024, and 2023. As of June 30, 2024, the carrying value of the initial patent license was $30,000. The Company expects to amortize approximately $10,000 annually through 2027 related to the patent costs.

The Company has elected to amortize the additional $300,000 associated with the patent over a ten-year period on a straight-line basis. Amortization expense of $22,970 was recorded for the six-months ended June 30, 2024, and 2023. As of June 30, 2024, the carrying value of the patent was $87,464. The Company expects to amortize approximately $46,000 annually through 2026 related to the patent costs.

The Company has elected to amortize the additional $100,000 associated with the filing of the IND with the FDA over a four-year period on a straight-line basis. Amortization expense of $12,500 was recorded for the six-months ended June 30, 2024, and no expense was recorded for the six-months ended June 30, 2023. As of June 30, 2024, the carrying value of the patent was $85,000 The Company expects to amortize approximately $25,000 annually through 2027 related to the patent costs.

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

The Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expenses of $12,500 were recorded for the six-months ended June 30, 2024, and 2023. As of June 30, 2024, the carrying value of the patent was $162,500. The Company expects to amortize approximately $25,000 annually through 2030 related to the patent costs.

The following is a rollforward of the Company’s licensing agreements for the six-months ended June 30, 2024.

	Assets	Accumulated Amortization

Balances at December 31, 2023	$860,000	$(418,989)
Addition of new assets	-	-
Amortization	-	(58,542)
Balances at June 30, 2024	$860,000	$(477,531)

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

Series B Preferred Stock Purchase

On May 14, 2024 our CEO and Chairman, Timothy Warbington, purchased one share of Series B Preferred Stock for a purchase price of $100.00 in cash. The Series B Preferred Stock has no voting rights other than the right to 100,000,000 votes solely with respect to a proposal to increase the Company’s authorized shares of common stock (a “Share Increase Proposal”). The Series B Preferred stock will vote together with the Company’s outstanding shares of common stock, as a single class with respect to any Share Increase Proposal, in the same proportion as shares of common stock are voted on such Share Increase proposal. The outstanding share of Series B Preferred Stock will be redeemed by the Company for $100, upon the earlier of (i) the time such redemption is ordered by the Board of Directors in its sole discretion, or (ii) the approval by the stockholders of a Share Increase Proposal.

NOTE 4 – STOCK-BASED COMPENSATION

On September 6, 2021, the Company’s Board of Directors, and holders of a majority of the voting power of the Company’s stockholders approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) and reserved 60,000 shares of common stock for the issuance of awards thereunder. The 2021 Plan provides for the granting to our employees, officers, directors, consultants, and advisors of performance awards payable in shares of common stock, stock options (non-statutory and incentive), restricted stock awards, stock appreciation rights (“SARs”), restricted share units (“RSUs”) and other stock-based awards. The purpose of the 2021 Plan is to secure for the Company and its stockholders the benefits arising from capital stock ownership by eligible participants who are expected to contribute to the Company’s future growth and success. As of June 30, 2024, stock options to purchase 11,183 common shares had been granted under the 2021 Plan.

During the six-months ended June 30, 2024 and 2023, the fair market value of the options was insignificant to the financial statements.

Since the expected life of the options was greater than the Company’s historical stock information available, the Company determined the expected volatility based on price fluctuations of comparable public companies.

There were no options issued during the six-months ended June 30, 2024 and 2023.

Option activity for the six-months ended June 30, 2024, consists of the following:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2023	11,183	$83.96	8.11
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, June 30, 2024	11,183	$83.96	7.51
Vested, June 30, 2024	11,183	$83.96	7.51

In February 2022, we granted a total of 11,183 options to Timothy Warbington and Donald Dickerson at an exercise price of $16.90. The value of the options was determined to be $145,525 based upon the Black-Scholes method, see variables used below. During the six-month periods ended June 30, 2024 and 2023, the Company recorded $18,324 in stock-based compensation. As of June 30, 2024, future estimated stock-based compensation expected to be recorded was estimated to be $21,809.

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

Assumptions used in calculating the fair value of the warrants issued in 2022 were as follows:

Range of Inputs Used
Annual dividend yield	$-
Expected life (years)	5.0
Risk-free interest rate	0.81%
Expected volatility	92.95%
Common stock price	$18.30

As of June 30, 2024, and 2023, warrants to purchase 2,284,932 shares of common stock were outstanding.

Warrant activity for the six-months ended June 30, 2024 consists of the following:

	Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2023	2,284,932	$26.59	3.22
Issuances	-	-	-
Exercises	-	-	-
Outstanding, June 30, 2024	2,284,932	$26.59	2.72

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

In June 2024, the Company announced that it has successfully generated human induced pluripotent stem cells (iPSC)-derived Islet Cells that produce human insulin. The Company believes this development has the potential for not only clinical translation of the human Islet Cells, but also the stand-alone human insulin which is produced by these cells.

During the second quarter of 2024, the Company selected and contracted with the clinical trial site and Contract Research Organization (CRO), initiated the clinical trial site and launched patient recruitment on the Phase I/II clinical trial of AlloStemSpine™ Chronic Lower Back Pain (CELZ-201 ADAPT) using AlloStem™ (CELZ-201-DDT) for the treatment of lower back pain.

Results of Operations – For the Three-months Periods Ended June 30, 2024, and 2023

Gross Revenue. There was $8,000 in revenues generated for the three-months ended June 30, 2024 in comparison with no revenues for the comparable period a year ago.

Cost of Goods Sold. There was $3,200 in cost of goods sold for the three-months ended June 30, 2024 in comparison to no cost of goods sold for the comparable period a year ago.

Gross Profit/(Loss). There was $4,800 in gross profits for the three-months ended June 30, 2024 in comparison to no gross profit for the comparable period a year ago.

Selling, General and Administrative Expenses. General and administrative expenses for the three-months ended June 30, 2024, totaled $676,086, in comparison with $859,537 for the comparable period a year ago. The decrease of $183,451, or 21% is primarily due to decreases of $67,103 in marketing, $62,049 in marketing-based compensation, $30,736 in Director and Officer (D&O) insurance, and $31,000 in professional fees.

Amortization Expenses. Amortization expenses for the three-months ended June 30, 2024 totaled $29,271 in comparison with $23,021 for the comparable period a year ago.

Research and Development Expenses. Research and development expenses for the three-months ended June 30, 2024, totaled $924,749 in comparison to $309,480 for the comparable period a year ago. The increase of $615,269, or 199% was primarily due to increases of $107,021 associated with the CELZ 201 CREATE-1 Type 1 Diabetes clinical trial, $195,792 associated with the CELZ-201 ADAPT Chronic Lower Back Pain clinical trial, and $301,884 in general research and development.

Operating Loss. For the reasons stated above, our operating loss for the three-months ended June 30, 2024, was $1,625,306 in comparison with $1,192,038 for the comparable period a year ago.

Other Income. Other income for the three-months ended June 30, 2024, totaled $67,578 in comparison with $89,913 for the comparable period a year ago. The decreased income of $22,335 is due to lower short-term investment balances.

Net Income/Loss. For the reasons stated above, our net loss for the six-months ended June 30, 2024, was $1,557,728 in comparison with a net loss of $1,102,125 for the comparable period a year ago.

Results of Operations – For the Six-month Periods Ended June 30, 2024, and 2023

Gross Revenue. There was $8,000 in revenues generated for the six-months ended June 30, 2024 in comparison with no revenues for the comparable period a year ago.

Cost of Goods Sold. There was $3,200 in cost of goods sold for the six-months ended June 30, 2024 in comparison to no cost of goods sold for the comparable period a year ago.

Gross Profit/(Loss). There was $4,800 in gross profits for the six-months ended June 30, 2024 in comparison to no gross profit for the comparable period a year ago.

Selling, General and Administrative Expenses. General and administrative expenses for the six-months ended June 30, 2024, totaled $1,347,570, in comparison with $1,630,557 for the comparable period a year ago. The decrease of $282,987, or 17% is primarily due to decreases of $122,216 in marketing, $65,167 in public company related expenses, and $112,158 in professional fees.

Amortization Expenses. Amortization expenses for the six-months ended June 30, 2024 totaled $58,542 in comparison with $46,042 for the comparable period a year ago.

Research and Development Expenses. Research and development expenses for the six-months ended June 30, 2024, totaled $1,347,141 in comparison to $628,509 for the comparable period a year ago. The increase of $718,632, or 114% was primarily due to increases of $149,729 associated with the CELZ 201 CREATE-1 Type 1 Diabetes clinical trial, $246,139 associated with the CELZ-201 ADAPT Chronic Lower Back Pain clinical trial, and $312,193 in general research and development.

Operating Loss. For the reasons stated above, our operating loss for the six-months ended June 30, 2024, was $2,748,453 in comparison with $2,305,108 for the comparable period a year ago.

Other Income. Other income for the six-months ended June 30, 2024, totaled $149,181 in comparison with $151,060 for the comparable period a year ago. The decreased income of $1,879 is due to lower short-term investment balances offset by increased interest rates.

Net Income/Loss. For the reasons stated above, our net loss for the six-months ended June 30, 2024, was $2,599,272 in comparison with a net loss of $2,154,048 for the comparable period a year ago.

Liquidity and Capital Resources

As of June 30, 2024, we had $7,471,476 of available cash, certificates of deposit and US Treasuries and positive working capital of approximately $7,227,684. In comparison, as of December 31, 2023, we had $9,987,058 of available cash, certificates of deposit and US Treasuries and positive working capital of $9,899,504.

Cash Flows

Net Cash used in Operating Activities. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was $2,366,168 for the six-months ended June 30, 2024, in comparison to $4,828,379 for the comparable period a year ago, a decrease of $2,462,211 or 51%. The decrease in cash used in operations was primarily related to a $3,000,000 payment of an outstanding accounts payable balance made in the six-months ended June 30, 2023.

Net Cash Received From Investing Activities. Cash received in investing activities was $6,520,191 for the six-months ended June 30, 2024, from the net redemptions of certificates of deposit, in comparison to $497,410 of cash received from net redemptions of certificates of deposit for the comparable period a year ago.

Net Cash from Financing Activities.

Cash used in financing activities for the six-months ended June 30, 2024 was $149,414 associated with the repurchase of our common stock under our stock re-purchase program. There were no financing activities during the six-months ended June 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On June 12, 2023, we announced that our Board of Directors authorized a share repurchase program for the repurchase of up to $2 million of our common stock (the “Repurchase Plan).  Purchases under the Repurchase Plan commenced in August 2023.  The following table provides information about our monthly share repurchases for the three months ended June 30, 2024, which consisted solely of repurchases under the Repurchase Plan.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2024	6,000	$4.30	63,500	$1,703,253

February 1 - February 29, 2024	7,500	4.24	71,000	1,671,453

March 1 - March 31, 2024	5,500	4.58	76,500	1,646,253

April 1 – April 30, 2024	6,500	4.74	83,000	1,615,440

May 1 – May 31, 2024	500	4.47	83,500	1,613,206

June 1 – June 30, 2024	9,500	3.54	93,000	1,579,534

2024 YTD Total	35,500	4.23

Cumulative Purchases	93,000	4.52

Series B Preferred Stock Purchase

On May 14, 2024 our CEO and Chairman, Timothy Warbington, purchased one share of Series B Preferred Stock for a purchase price of $100.00 in cash. The Series B Preferred Stock has no voting rights other than the right to 100,000,000 votes solely with respect to a proposal to increase the Company’s authorized shares of common stock (a “Share Increase Proposal”). The Series B Preferred stock will vote together with the Company’s outstanding shares of common stock, as a single class with respect to any Share Increase Proposal, in the same proportion as shares of common stock are voted on such Share Increase proposal. The outstanding share of Series B Preferred Stock will be redeemed by the Company for $100, upon the earlier of (i) the time such redemption is ordered by the Board of Directors in its sole discretion, or (ii) the approval by the stockholders of a Share Increase Proposal.

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

Creative Medical Technology Holdings, Inc.

Date: August 9, 2024	By	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2024	By	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial Officer)

