Form 10-Q
period 2024-09-30
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2024-11-08
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, there were 1,748,428 shares of the registrant’s common stock outstanding.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash	$6,260,438	$3,466,867
Investments	-	6,520,191
Inventory	3,394	6,594
Prepaids and other current assets	67,608	277,246
Total Current Assets	6,331,440	10,270,898

OTHER ASSETS
Other assets	3,281	3,281
Licenses, net of amortization	553,198	441,011
TOTAL ASSETS	$6,887,919	$10,715,190

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$273,794	$317,280
Accrued expenses	42,920	39,920
Advances from related party	14,194	14,194
Total Current Liabilities	330,908	371,394

TOTAL LIABILITIES	330,908	371,394

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized at September 30, 2024 and December 31, 2023	-	-
Series B preferred stock, $0.001 par value, 1 share authorized, issued and outstanding at September 30, 2024	100	-
Common stock, $0.001 par value, 5,000,000 and 5,000,000 shares authorized; 1,431,126 and 1,431,126 issued and 1,329,876 and 1,373,626 outstanding at September 30, 2024 and December 31, 2023, respectively	1,431	1,431
Additional paid-in capital	69,739,235	69,711,749
Accumulated deficit	(62,737,839)	(59,098,432)
Treasury stock, at cost, 101,250 and 57,500 shares as of September 30, 2024 and December 31, 2023	(445,916)	(270,952)
TOTAL STOCKHOLDERS' EQUITY	6,557,011	10,343,796
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,887,919	$10,715,190

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023

Revenues	$-	$6,000	$8,000	$6,000

Cost of revenues	-	2,400	3,200	2,400

Gross profit	-	3,600	4,800	3,600

OPERATING EXPENSES
Research and development	581,796	992,722	1,928,937	1,621,231
Selling, general and administrative	498,607	531,042	1,846,177	2,161,599
Amortization of patent costs	29,271	23,021	87,813	69,063
TOTAL EXPENSES	1,109,674	1,546,785	3,862,927	3,851,893

Operating loss	(1,109,674)	(1,543,185)	(3,858,127)	(3,848,293)

OTHER INCOME/(EXPENSE)
Interest income	69,539	89,233	218,720	240,293
Total other income (expense)	69,539	89,233	218,720	240,293

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,040,135)	(1,453,952)	(3,639,407)	(3,608,000)

Provision for income taxes	-	-	-	-

NET LOSS	$(1,040,135)	$(1,453,952)	$(3,639,407)	$(3,608,000)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.75)	$(1.02)	$(2.59)	$(2.55)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	1,392,284	1,431,426	1,406,259	1,416,319

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,639,407)	$(3,608,000)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation	27,486	27,486
Amortization	87,813	69,063
Changes in assets and liabilities:
Inventory	3,200	2,400
Prepaids and other current assets	209,638	276,642
Accounts payable	(43,486)	(2,900,493)
Accrued expenses	3,000	-
Net cash used in operating activities	(3,351,756)	(6,132,902)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	-	(6,437,188)
Redemptions of investments	6,520,191	9,048,459
Payment of patent purchase obligation - related party	(200,000)	(100,000)
Net cash provided by investing activities	6,320,191	2,511,271

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(174,964)	(191,780)
Issuance of Series B preferred stock	100	-
Net cash used in financing activities	(174,864)	(191,780)

NET INCREASE (DECREASE) IN CASH	2,793,571	(3,813,411)
BEGINNING CASH BALANCE	3,466,867	8,320,519
ENDING CASH BALANCE	$6,260,438	$4,507,108

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$-	$-
Cash payments for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

					Additional			Total
	Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Equity
December 31, 2023	-	$-	1,431,126	$1,431	$69,711,749	$(59,098,432)	$(270,952)	$10,343,796

Purchase of treasury stock	-	-	-	-	-	-	(174,964)	(174,964)
Stock-based compensation	-	-	-	-	27,486	-	-	27,486
Issuance of Series B preferred stock	1	100	-	-	-	-	-	100
Net loss	-	-	-	-	-	(3,639,407)	-	(3,639,407)

September 30, 2024	1	$100	1,431,126	$1,431	69,739,235	$(62,737,839)	(445,916)	$6,557,011

					Additional			Total
	Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Equity
June 30, 2024	1	$100	1,431,126	$1,431	$69,730,073	$(61,697,704)	$(420,466)	$7,613,434

Purchase of treasury stock	-	-	-	-	-	-	(25,450)	(25,450)
Stock-based compensation	-	-	-	-	9,162	-	-	9,162
Issuance of Series B preferred stock	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(1,040,135)	-	(1,040,135)

September 30, 2024	1	$100	1,431,126	$1,431	69,739,235	$(62,737,839)	(445,916)	$6,557,011

					Additional			Total
	Series B Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
December 31, 2022	-	$-	1,407,624	$1,408	$69,675,124	$-	$(53,811,858)	$15,864,674

Round-up shares issued in reverse stock split	-	-	23,502	23	(23)	-	-	-
Purchase of treasury stock	-	-	-	-	-	(191,780)	-	(191,780)
Stock-based compensation	-	-	-	-	27,486	-	-	27,486
Net loss	-	-	-	-	-	-	(3,608,000)	(3,608,000)

September 30, 2023	-	$-	1,431,126	$1,431	69,702,587	(191,780)	$(57,419,858)	$12,092,380

					Additional			Total
	Series B Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
June 30, 2023	-	$-	1,431,126	$1,431	$69,693,425	$-	$(55,965,906)	$13,728,950

Purchase of treasury stock	-	-	-	-	-	(191,780)	-	(191,780)
Stock-based compensation	-	-	-	-	9,162	-	-	9,162
Net loss	-	-	-	-	-	-	(1,453,952)	(1,453,952)

September 30, 2023	-	$-	1,431,126	$1,431	69,702,587	(191,780)	$(57,419,858)	$12,092,380

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Basis of Presentation – The consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. These interim financial statements are condensed and should be read in conjunction with the Company’s latest annual financial statements and that interim disclosures generally do not repeat those in the annual statements.

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

Payments received for which the earnings process is not yet complete are deferred. As of September 30, 2024 and December 31, 2023, the Company had $43,000 and $40,000 in deferred revenue, respectively.

Concentration Risks – The Federal Deposit Insurance Corporation insures cash deposits in most general bank accounts for up to $250,000 per institution. The Company maintains its cash balances at four financial institutions. As of September 30, 2024, the Company’s balance exceeded the limit at three institutions.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of September 30, 2024, and December 31, 2023, the Company had no outstanding derivative liabilities.

Basic and Diluted Income (Loss) Per Share – The Company follows Financial Accounting Standards Board (“FASB”) ASC 260 Earnings per Share to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During loss periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. During the three and nine-months ended September 30, 2024 and 2023, the Company had options to purchase 11,183 shares of common stock and warrants to purchase 2,284,932 shares of common stock; however, the effects were anti-dilutive due to the net loss.

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

NOTE 2 – LICENSING AGREEMENTS

ED Patent – The Company acquired a patent from CMH, a related company on February 2, 2016, in exchange for 43,112 shares of CMTH common stock valued at $100,000. The patent expires in 2025 and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $7,479 was recorded for the nine-months ended September 30, 2024, and 2023. As of September 30, 2024, the carrying value of the patent was $13,562. The Company expects to amortize $9,972 annually through 2026 related to the patent costs.

Multipotent Amniotic Fetal Stem Cells License Agreement - On August 25, 2016, CMT entered into a License Agreement dated August 25, 2016, with a university. This license agreement grants to CMT the exclusive right to all products derived from a patent for use of multipotent amniotic fetal stem cells composition of matter throughout the world during the period ending on the expiration date of the longest-lived patent rights under the patent. The license agreement also permits CMT to grant sublicenses. Under the terms of the license agreement, CMT is required to diligently develop, manufacture, and sell any products licensed under the agreement. CMT paid the University an initial license fee within 30 days of entering into the agreement. CMT is also required to pay annual license maintenance fees on each anniversary date of the agreement, which maintenance fees would be credited toward any earned royalties for any given period. The License Agreement provides for payment of various milestone payments and earned royalties on the net sales of licensed products by CMT or any sub licensee. CMT is also required to reimburse the University for any future costs associated with maintaining the patent. CMT may terminate the license agreement for any reason upon 90 days’ written notice and the University may terminate the agreement in the event CMT fails to meet its obligations set forth therein, unless the breach is cured within 30 days of the notice from the University specifying the breach. CMT is also obligated to indemnify the University against claims arising due to the exercise of the license by CMT or any sub licensee. As of September 30, 2024, no amounts are currently due to the University.

The Company estimates that the patent expires in February 2026 and has elected to amortize the patent through the period of expiration on a straight-line basis. Amortization expense of $879 was recorded for the nine-months ended September 30, 2024, and 2023. As of September 30, 2024, the carrying value of the patent was $1,154. The Company expects to amortize approximately $1,172 annually through 2025 related to the patent costs.

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

The Company paid CMH the $100,000 obligation of the initial payment due under this agreement, by a $50,000 cash payment and the issuance of 667 shares of common stock on December 12, 2020. On December 31, 2020, following the Company’s announcement with respect to the clinical commercialization of the StemSpine technology, the Company paid CMH $50,000 of the $300,000 obligation due under this agreement through the issuance of 14 shares of common stock. On September 30, 2021, the Company paid CMH an additional $40,000 of the $300,000 obligation due under this agreement through the issuance of 8,466 shares of common stock, and in January 2021 the Company paid CMH an additional $50,000 of the $300,000 obligation due under this agreement through the issuance of 8,929 shares of common stock. The remaining portion of the $300,000 obligation was paid in cash in 2020. In August 2023, the Company paid CMH $100,000 related to the filing of an IND with the FDA per the terms of the agreement. In July and August 2024, the Company paid CMH $200,000 related to the dosing of the first patient in a Phase 1-2 clinical trial.

The patent expires on May 19, 2027, and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $7,500 was recorded for the nine-months ended September 30, 2024, and 2023. As of September 30, 2024, the carrying value of the initial patent license was $27,500. The Company expects to amortize approximately $10,000 annually through 2027 related to the patent costs.

The Company has elected to amortize the additional $300,000 associated with the patent over a ten-year period on a straight-line basis. Amortization expense of $34,455 was recorded for the nine-months ended September 30, 2024, and 2023. As of September 30, 2024, the carrying value of the patent was $75,979. The Company expects to amortize approximately $46,000 annually through 2026 related to the patent costs.

The Company has elected to amortize the additional $100,000 associated with the filing of the IND with the FDA over a four-year period on a straight-line basis. Amortization expense of $18,750 was recorded for the nine-months ended September 30, 2024, and $2,500 was recorded for the nine-months ended June 30, 2023. As of September 30, 2024, the carrying value of the patent was $78,750 The Company expects to amortize approximately $25,000 annually through 2027 related to the patent costs.

The Company has elected to amortize the additional $200,000 associated with the filing of the IND with the FDA over a three-year period on a straight-line basis. The Company expects to amortize approximately $67,000 annually through 2027 related to the patent costs.

ImmCelz™ - On December 28, 2020, ImmCelz, Inc. (“ImmCelz”), a newly formed Nevada corporation and wholly owned subsidiary of the Company, entered into a Patent License Agreement dated December 28, 2020 (the “Agreement”), with Jadi Cell, LLC. (“Jadi”), a company controlled by Dr. Amit Patel, a former director of the Company. The Agreement grants to ImmCelz™ the patent rights under U.S. Patent #9,803,176 B2, “Methods and compositions for the clinical derivation of an allogenic cell and therapeutic uses”. The contract grants ImmCelz™ access to proprietary process of expanding the master cell bank of Jadi Cell LLC, as currently practiced by Licensor, and as documented in standard operating procedures (SOPs) and other written documentation to augment autologous cells. The terms of the agreement are as follows:

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

The Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expenses of $18,750 were recorded for the nine-months ended September 30, 2024, and 2023. As of September 30, 2024, the carrying value of the patent was $156,250. The Company expects to amortize approximately $25,000 annually through 2030 related to the patent costs.

The following is a rollforward of the Company’s licensing agreements for the nine-months ended September 30, 2024.

	Assets	Accumulated Amortization

Balances at December 31, 2023	$860,000	$(418,989)
Addition of new assets	200,000	-
Amortization	-	(87,813)
Balances at September 30, 2024	$1,060,000	$(506,802)

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

StemSpine Patent Purchase

The Company acquired U.S. Patent No. 9,598,673 covering the use of various stem cells for the treatment of lower back pain from its affiliate CMH pursuant to a Patent Purchase Agreement dated May 17, 2017, which was amended in November 2017. The inventors of the patent were Thomas Ichim, PhD and Amit Patel, MD, former directors of the Company, and Annette Marleau, PhD. The Patent Purchase Agreement is described in detail in Note 2 above. Pursuant to the Patent Purchase Agreement, the Company paid CMH the $100,000 obligation of the initial payment due under this agreement, by a $50,000 cash payment and the issuance of 667 shares of common stock on December 12, 2020. On December 31, 2020, following the Company’s announcement with respect to the clinical commercialization of the StemSpine technology, the Company paid CMH $50,000 of the $300,000 obligation due under this agreement through the issuance of 14 shares of common stock. On September 30, 2021, the Company paid CMH an additional $40,000 of the $300,000 obligation due under this agreement through the issuance of 8,466 shares of common stock, and in January 2021, the Company paid CMH an additional $50,000 of the $300,000 obligation due under this agreement through the issuance of 8,929 shares of common stock. The remaining portion of the $300,000 obligation has been paid in cash. In August 2023, the Company paid CMH $100,000 related to the filing of an IND with the FDA per the terms of the agreement. In July and August 2024, the Company paid CMH $200,000 related to the dosing of the first patient in a Phase 1-2 clinical trial.

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

Series B Preferred Stock Purchase

On May 14, 2024, our CEO and Chairman, Timothy Warbington, purchased one share of Series B Preferred Stock for a purchase price of $100 in cash. The Series B Preferred Stock has no voting rights other than the right to 100,000,000 votes solely with respect to a proposal to increase the Company’s authorized shares of common stock (a “Share Increase Proposal”). The Series B Preferred stock will vote together with the Company’s outstanding shares of common stock, as a single class with respect to any Share Increase Proposal, in the same proportion as shares of common stock are voted on such Share Increase proposal. Toutstanding share of Series B Preferred Stock will be redeemed he by the Company for $100, upon the earlier of (i) the time such redemption is ordered by the Board of Directors in its sole discretion, or (ii) the approval by the stockholders of a Share Increase Proposal.

NOTE 4 – STOCK-BASED COMPENSATION

On September 6, 2021, the Company’s Board of Directors, and holders of a majority of the voting power of the Company’s stockholders approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) and reserved 60,000 shares of common stock for the issuance of awards thereunder. The 2021 Plan provides for the granting to our employees, officers, directors, consultants, and advisors of performance awards payable in shares of common stock, stock options (non-statutory and incentive), restricted stock awards, stock appreciation rights (“SARs”), restricted share units (“RSUs”) and other stock-based awards. The purpose of the 2021 Plan is to secure for the Company and its stockholders the benefits arising from capital stock ownership by eligible participants who are expected to contribute to the Company’s future growth and success. As of September 30, 2024, stock options to purchase 11,183 common shares had been granted under the 2021 Plan.

During the nine-months ended September 30, 2024 and 2023, the fair market value of the options was insignificant to the financial statements.

Since the expected life of the options was greater than the Company’s historical stock information available, the Company determined the expected volatility based on price fluctuations of comparable public companies.

There were no options issued during the nine-months ended September 30, 2024 and 2023.

Option activity for the nine-months ended September 30, 2024, consists of the following:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2023	11,183	$83.96	8.11
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, September 30, 2024	11,183	$83.96	7.26
Vested, September 30, 2024	11,183	$83.96	7.36

In February 2022, we granted a total of 11,182 options to Timothy Warbington and Donald Dickerson at an exercise price of $16.90. The value of the options was determined to be $145,525 based upon the Black-Scholes method, see variables used below. During the nine-month periods ended September 30, 2024 and 2023, the Company recorded $27,486 in stock-based compensation. As of September 30, 2024, future estimated stock-based compensation expected to be recorded was estimated to be $12,647.

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

Assumptions used in calculating the fair value of the warrants issued in 2022 were as follows:

Range of Inputs Used
Annual dividend yield	$-
Expected life (years)	5.0
Risk-free interest rate	0.81%
Expected volatility	92.95%
Common stock price	$18.30

As of September 30, 2024, and 2023, warrants to purchase 2,284,932 shares of common stock were outstanding.

Warrant activity for the nine-months ended September 30, 2024 consists of the following:

	Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2023	2,284,932	$26.59	3.22
Issuances	-	-	-
Exercises	-	-	-
Outstanding, September 30, 2024	2,284,932	$26.59	2.47

NOTE 6 – SUBSEQUENT EVENTS

On October 22, 2024, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to sell and issue in a registered direct offering 418,552 shares of the Company’s common stock at a purchase price per share of $4.42. In a concurrent private placement, the Company has also agreed to issue to the investors warrants to purchase up to 837,104 shares of common stock at an exercise price of $4.42 per share.  The warrants will not be exercisable until the Company has obtained stockholder approval for the issuance of the shares of common stock underlying the warrants as required by the applicable rules and regulations of the Nasdaq Stock Market, and will then be exercisable for a period of five years following the date the Company obtains such stockholder approval.

The offering closed on October 23, 2024, resulting in total net proceeds to the Company of approximately $1.6 million after deducting placement agent fees and other costs of the offering. The net proceeds received by the Company will be used for working capital and general corporate purposes.

In connection with the offering, the Company agreed to pay the placement agent a cash fee equal to 8.0% of the gross proceeds of the offering, to reimburse the placement agent for out-of-pocket expenses in the amount of up to $75,000, and to issue the placement agent, or its designees, warrants to purchase shares of common stock equal to 5.0% of the aggregate number of shares of common stock sold in the offering and the number of shares of common stock underlying the warrants issued in the private placement.  The placement agent warrants have substantially the same terms as the offering warrants except that the placement agent warrants have an expiration date of five years from the commencement of sales of the offering. Total warrants issued to the placement agent in connection with this offering were 62,782.

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

During the second quarter of 2024, the Company selected and contracted with the clinical trial site and Contract Research Organization (CRO), initiated the clinical trial site, launched subject recruitment and started dosing trial subjects on the Phase I/II clinical trial of AlloStemSpine™ Chronic Lower Back Pain (CELZ-201 ADAPT) using AlloStem™ (CELZ-201-DDT) for the treatment of lower back pain.

In July 2024, the Company announced that it initiated a program to diagnose and treat patients exposed to biological and chemical weapons by combining Artificial Intelligence (AI) with the Company’s proprietary human induced pluripotent stem cells (“iPSC”). This iPSC clinical derived line is part of the Company’s iPSCelz® program. The program is designed to utilize the predictive capabilities of AI to identify damage to patients exposed to biological or chemical weapons and, based on a clinical diagnosis supported by that assessment, use the Company’s validated iPSCelz, ImmCelz™ (CELZ-100) and/or AlloStem™ (CELZ-201-DDT) to develop optimized therapeutic options.  The use of AI strengthens the Company’s research efficiency, precision, and innovation. In drug discovery, AI accelerates the identification of potential targets and optimizes biological screenings, significantly shortening development timelines. This model enables the Company to accelerate development for civilian and military options for biological optimization of on-site and remote therapeutic interventions. Along with Greenstone Biosciences Inc., the Company continues to evaluate other collaborators, partners and business opportunities to accelerate development without taking away from the core clinical programs.

Results of Operations – For the Three-months Periods Ended September 30, 2024, and 2023

Gross Revenue. There were no revenues generated for the three-months ended September 30, 2024 in comparison with $6,000 in revenues for the comparable period a year ago.

Cost of Goods Sold. There was no cost of goods sold for the three-months ended September 30, 2024 in comparison to $2,400 cost of goods sold for the comparable period a year ago.

Gross Profit/(Loss). There were no gross profits for the three-months ended September 30, 2024 in comparison to $3,600 gross profit for the comparable period a year ago.

Selling, General and Administrative Expenses. General and administrative expenses for the three-months ended September 30, 2024, totaled $498,607, in comparison with $531,042 for the comparable period a year ago. The decrease of $32,435, or 6% is primarily due to decreases of $18,123 in marketing and $30,736 in Director and Officer (D&O) insurance, offset by $24,219 in increased wages.

Amortization Expenses. Amortization expenses for the three-months ended September 30, 2024 totaled $29,271 in comparison with $23,021 for the comparable period a year ago.

Research and Development Expenses. Research and development expenses for the three-months ended September 30, 2024, totaled $581,796 in comparison to $992,272 for the comparable period a year ago. The decrease of $410,926, or 41% was primarily due to a decrease of $661,403 in general research and development offset by an increase of $262,129 associated with the CELZ-201 ADAPT Chronic Lower Back Pain clinical trial.

Operating Loss. For the reasons stated above, our operating loss for the three-months ended September 30, 2024, was $1,109,674 in comparison with $1,546,785 for the comparable period a year ago.

Other Income. Other income for the three-months ended September 30, 2024, totaled $69,539 in comparison with $89,233 for the comparable period a year ago. The decreased income of $19,694 is due to lower short-term investment balances.

Net Income/Loss. For the reasons stated above, our net loss for the three-months ended September 30, 2024, was $1,040,135 in comparison with a net loss of $1,453,952 for the comparable period a year ago.

Results of Operations – For the Nine-month Periods Ended September 30, 2024, and 2023

Gross Revenue. There was $8,000 in revenues generated for the nine-months ended September 30, 2024 in comparison with $6,000 in revenues for the comparable period a year ago.

Cost of Goods Sold. There was $3,200 in cost of goods sold for the nine-months ended September 30, 2024 in comparison to $2,400 in cost of goods sold for the comparable period a year ago.

Gross Profit/(Loss). There was $4,800 in gross profits for the nine-months ended September 30, 2024 in comparison to $3,600 in gross profits for the comparable period a year ago.

Selling, General and Administrative Expenses. General and administrative expenses for the nine-months ended September 30, 2024, totaled $1,846,177, in comparison with $2,161,599 for the comparable period a year ago. The decrease of $315,422, or 15% is primarily due to decreases of $140,339 in marketing, $94,299 in public company related expenses, and $157,078 in professional fees, offset by $72,753 in salaries and administrative expenses.

Amortization Expenses. Amortization expenses for the nine-months ended September 30, 2024 totaled $87,813 in comparison with $69,063 for the comparable period a year ago.

Research and Development Expenses. Research and development expenses for the nine-months ended September 30, 2024, totaled $1,928,937 in comparison to $1,621,231 for the comparable period a year ago. The increase of $307,706, or 19% was primarily due to increases of $148,649 associated with the CELZ 201 CREATE-1 Type 1 Diabetes clinical trial, $508,268 associated with the CELZ-201 ADAPT Chronic Lower Back Pain clinical trial, offset by a reduction of $349,210 in general research and development.

Operating Loss. For the reasons stated above, our operating loss for the nine-months ended September 30, 2024, was $3,858,127 in comparison with $3,848,293 for the comparable period a year ago.

Other Income. Other income for the nine-months ended September 30, 2024, totaled $218,720 in comparison with $240,293 for the comparable period a year ago. The decreased income of $21,573 is due to lower short-term investment balances offset by increased interest rates.

Net Income/Loss. For the reasons stated above, our net loss for the nine-months ended September 30, 2024, was $3,639,407 in comparison with a net loss of $3,608,000 for the comparable period a year ago.

Liquidity and Capital Resources

As of September 30, 2024, we had $6,260,438 of available cash, certificates of deposit and US Treasuries and positive working capital of approximately $6,000,532. In comparison, as of December 31, 2023, we had $9,987,058 of available cash, certificates of deposit and US Treasuries and positive working capital of $9,899,504.

Cash Flows

Net Cash used in Operating Activities. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was $3,351,756 for the nine-months ended September 30, 2024, in comparison to $6,132,902 for the comparable period a year ago, a decrease of $2,781,146 or 45%. The decrease in cash used in operations was primarily related to a $3,000,000 payment of an outstanding accounts payable balance made in the nine-months ended June 30, 2023.

Net Cash Received From Investing Activities. Cash received in investing activities was $6,320,191 for the nine-months ended September 30, 2024, from the net redemptions of certificates of deposit offset by a $200,000 payment of a patent purchase obligation, in comparison to $2,611,271 of cash received from net redemptions of certificates of deposit offset by a $100,000 payment of a patent purchase obligation for the comparable period a year ago.

Net Cash from Financing Activities.

Cash used in financing activities for the nine-months ended September 30, 2024 was $174,864 associated with the repurchase of our common stock under our stock re-purchase program, in comparison to $191,780 associated with same program during the nine-months ended June 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On June 12, 2023, we announced that our Board of Directors authorized a share repurchase program for the repurchase of up to $2 million of our common stock (the “Repurchase Plan).  Purchases under the Repurchase Plan commenced in August 2023.  The following table provides information about our monthly share repurchases for the three months ended September 30, 2024, which consisted solely of repurchases under the Repurchase Plan.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 – July 31, 2024	500	$2.83	93,500	$1,577,762

August 1, 2024 – August 31, 2024	5,250	3.16	98,750	1,561,153

September 1, 2024 – September 30, 2024	2,500	2.83	101,250	1,554,084

2024 YTD Total	43,750	4.00

Cumulative Purchases	101,250	4.40

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

Creative Medical Technology Holdings, Inc.

Date: November 8, 2024	By	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2024	By	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial Officer)

