Form 10-K
period 2024-12-31
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2025-03-14
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates was $5,151,785 based on the closing price on the NASDAQ market of such common stock on such date.

As of March 22, 2025, there were 1,748,428 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2024 Annual Meeting of Stockholders which will be filed with the Commission no later than 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this report.

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

For the Year Ended December 31, 2024

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

In October 2022, we announced the development of our AlloStem™ Clinical Cell Line (CELZ-200), a proprietary allogenic cell line which includes a Master Cell Bank and a Drug Master File. We believe we will able to use this cell line for many of our programs, including our ImmCelz™ immunotherapy platform for multiple diseases, OvaStem™ for Premature Ovarian Failure, Type I Diabetes (CELZ-201 CREATE-1), AlloStemSpine® Chronic Lower Back Pain (CELZ-201 ADAPT), and IPScelz™ inducible pluripotent stem cell program in ongoing development with Greenstone.

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

In February 2023, we reported positive three-year follow-up data for its StemSpine® pilot study. The three-year data demonstrates continued efficacy of the StemSpine® procedure for treating chronic lower back pain without any serious adverse effects reported.

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

In March 2023, we announced that we had filed an application with the FDA to receive Orphan Drug Designation (“ODD”) for the treatment of Brittle Type 1 Diabetes using its ImmCelz™ (CELZ-100) platform. In March 2024 we received the ODD from the FDA. This designation provides multiple important benefits to support the therapy’s development including tax advantages, user fee exemptions, and the opportunity for market exclusivity following approval.

In April 2023, we reported positive one-year follow-up data and significant efficacy using CELZ-001 to treat patients with Type 2 Diabetes. There were no safety concerns related to CELZ-001 at one year follow-up utilizing the same infusion procedure as in the currently U.S. FDA cleared Type I Diabetes (CELZ-201 CREATE-1) clinical trial. There were 30 patients in the study, 15 received CELZ-001 and the rest received optimized medical therapy. At one year, there was an overall efficacy of 93% in the treated patients demonstrating at least a 50% reduction in insulin requirement.

In September 2023, we received FDA clearance to initiate a Phase I/II clinical trial of AlloStemSpine® Chronic Lower Back Pain (CELZ-201 ADAPT) using AlloStem™ (CELZ-201-DDT) for the treatment of lower back pain. The first in country study, which will enroll 30 individuals suffering from chronic lower back pain, is designed to evaluate the safety, efficacy, and tolerability of AlloStem™ (CELZ-201-DDT). The minimally invasive procedure uses ultrasound for the targeted delivery of the cell product, and thus prevents radiation exposure to the patient or the injecting physician. This trial, protected by issued patents, is a huge milestone for the Company and for patients suffering from this debilitating problem and their need for opioids for pain.

In October, 2023 we filed for and received approval from an institutional review board (IRB) to proceed with the Phase I/II clinical trial for the treatment of chronic lower back pain with its AlloStemSpine® procedure using AlloStem™ (CELZ-201-DDT ADAPT) cell therapy. The clinical trial is registered on www.clinicaltrials.gov. From November 2023 through July 2024, we:

•	Selected a clinical research site.
•	Vetted and contracted with a Contract Research Organization to assist with trial oversight.
•	Established a Data Safety Monitoring Board (DSMB) and received authorization to proceed with the trial.
•	Initiated patient recruitment and started dosing study subjects.

In March 2024, we secured FDA authorization for an expanded access therapy using CELZ-201, in managing abnormal glucose tolerance and preventing Type I Diabetes in high-risk individuals. The therapy uses CELZ-201 to potentially prevent Type I Diabetes onset and is believed to be a first in medical history. This personalized medicine approach, focuses on a single high-risk patient. CELZ-201 has a multi-target mechanism to address abnormal glucose tolerance, a Type I Diabetes precursor, at the cellular level.

In June 2024, we announced that we successfully generated human induced pluripotent stem cells (iPSC)-derived islet cells that produce human insulin. The Company believes this development has the potential for not only clinical translation of the human Islet Cells, but also the stand-alone human insulin which is produced by these cells.

In November, 2024 we announced the successful completion of an independent interim safety review by the Data Safety Monitoring Board (DSMB) The DSMB reviewed safety data from the first five dosed patients concluding that the trial may proceed as planned, underscoring the safety profile of CELZ-201 and supporting the advancement of this innovative therapy. This positive review follows the completion of a rigorous 30-day dose-limiting toxicity (DLT) assessment per patient, an important milestone as CELZ-201 moves closer to potentially transformative therapeutic outcomes for patients.

In July 2024, we announced that we initiated a program to diagnose and treat patients exposed to biological and chemical weapons by combining artificial intelligence (AI) with our proprietary “iPSC”. This iPSC clinical derived line is part of our iPSCelz® program. The program is designed to utilize the predictive capabilities of AI to identify damage to patients exposed to biological or chemical weapons and, based on a clinical diagnosis supported by that assessment, use our validated iPSCelz®, ImmCelz™ (CELZ-100) and/or AlloStem™ (CELZ-201-DDT) to develop optimized therapeutic options.  The use of AI strengthens our research efficiency, precision, and innovation. In drug discovery, AI accelerates the identification of potential targets and optimizes biological screenings, significantly shortening development timelines. This model enables us to accelerate development for civilian and military options for biological optimization of on-site and remote therapeutic interventions. Along with Greenstone Biosciences Inc., we continue to evaluate other collaborators, partners and business opportunities to accelerate development without taking away from the core clinical programs.

In January, 2025 we announced promising initial data from the first cohort of the CELZ-201 ADAPT clinical trial. The first cohort of 10 participants (8 receiving CELZ-201-DDT and 2 receiving placebo) completed the study phase without any dose-limiting toxicities or serious adverse events. Blinded preliminary data suggest encouraging therapeutic potential in alleviating back pain and restoring functionality. Following a comprehensive safety review, the independent Data Safety Monitoring Board (DSMB) recommended the trial proceed to the next cohort as planned

 Key Milestones Achieved:

•	Safety Confirmed: CELZ-201-DDT demonstrated an excellent safety profile, with no serious adverse events reported in the first cohort.
•	Preliminary Efficacy Signals: Blinded data suggest potential therapeutic benefit in addressing chronic back pain associated with degenerative disc disease.
•	DSMB Endorsement: The DSMB approved continuation of the study, validating the safety and integrity of the trial design.

We expect to enroll the second cohort in the first quarter of 2025, with comprehensive data from subsequent cohorts guiding future clinical and regulatory plans.

On, October 23, 2024 we sold 418,552 shares of common stock at a price of $4.42 per share to certain institutional investors in a registered direct offering priced at-the-market under Nasdaq rules. In a concurrent private placement, we issued the same investors warrants to purchase up to 837,104 shares of common stock at an exercise price of $4.42 per share, which are exercisable until December 19, 2029. Net proceeds from these offerings were approximately $1.6 million. Roth Capital Partners acted as our placement agent for these transactions.

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

 Our Pipeline and Products

AlloStem™ (CELZ-201-DDT) - Allogenic Human Perinatal Tissue Derived Cell Program (Clinical Phase)

AlloStem™ (CELZ-201-DDT) leverages a unique approach to harnessing the power of Perinatal Tissue Derived Cells™ (PRDC) to multi-potentialities, including self-renewal ability, low antigenicity, reduced toxicity, and large-scale clinical expansion. Drug Master Files, registered with the FDA, are a highly valuable tool in cross referencing data in Orphan Drug Development of interventional drug products, Investigational New Drug Development and Investigational Device Exemptions to the FDA. Drug Master Files do not expire and are utilized by many pharmaceutical and biotechnology giants as well as many other industries for their products, dating back to the 1940s, Additionally, the treatment does not require the patient to take immunosuppressant drugs, minimizing the risk for various side effects. We believe AlloStem™ (CELZ-201-DDT) has the following additional benefits and characteristics:

•	Immediately available, scalable “Universal” recipient product
•	Immunomodulatory properties to help treat immune and endocrine based disorders
•	Supports ImmCelz™ (CELZ-100), Alova™, Type I Diabetes (CELZ-201 CREAT-1) and AlloStemSpine® Chronic Lower Back Pain (CELZ-201 ADAPT) programs and others
•	Supports FDA cleared clinical trials for rapid translation
•	Designated and proprietary Master Cell Bank and Drug Master File for US FDA
•	8 billion manufactured and validated cells available for clinical trials and further research

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

Type I Diabetes (CELZ-201 CREATE-1) – Type I Diabetes (Phase I/IIa FDA Study Approved)

Our CELZ-201 CREATE-1 therapy as an intervention for the treatment of recent onset Type 1 Diabetes. The objective of the FDA-approved Phase 1/IIa trial is to determine the safety and efficacy of CELZ-201 administration, based on the timing and dose of CELZ-201 treatment. Subjects who meet eligibility criteria will be randomized to treatment or control groups, in a 2:1 ratio. Subjects in the Group I (Treatment Group, n=12) will receive standard of care for type 1 diabetes and CELZ-201 within 1 month from enrollment (within 180 days of diagnosis). Subjects in Group II (Control Arm, n=6) and will receive enhanced standard of care for type 1 diabetes.

AlloStemSpine® Chronic Lower Back Pain (CELZ 201 ADAPT) (Phase I/IIa FDA Study Approved)

Our AlloStemSpine® treatment of lower back pain is a minimally invasive procedure that uses ultrasound for the targeted delivery of the cell product, and thus prevents radiation exposure to the patient or the injecting physician.  We have received FDA approval for a double-blinded, randomized, placebo-controlled, dose escalation Phase 1/2a study. The objective is to determine the safety, tolerability, and efficacy of CELZ-201-DDT administered as an intramuscular injection for the treatment of lower back pain in patients with Degenerative Disc Disease.  In January, 2025 we announced promising initial data from the first cohort of the CELZ-201 ADAPT clinical trial. The first cohort of 10 participants (8 receiving CELZ-201-DDT and 2 receiving placebo) completed the study phase without any dose-limiting toxicities or serious adverse events. Blinded preliminary data suggest encouraging therapeutic potential in alleviating back pain and restoring functionality.

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

On February 14, 2023, we announced positive three-year follow-up data for the Company’s StemSpine® pilot study. The three-year data demonstrate continued efficacy of the StemSpine® procedure for treating chronic lower back pain without any serious adverse effects reported. There were no safety related concerns at up to three years, and the StemSpine® procedure resulted in a continued efficacy rate of 87% of patients that participated in the pilot study. No patients required re-dosage or surgical intervention since the last follow-up at two years.

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

On July 28, 2022, we announced positive three-year follow up data for the Company’s OvaStem™ pilot study. The data shows significant efficacy of the OvaStem™ procedure for the treatment of medical refractory Primary Ovarian Insufficiency (POI) without any serious adverse effects and the successful birth of healthy babies.

CaverStem® - Erectile Dysfunction Treatment

CaverStem® is a clinically proven, patented procedure (U.S. Patent No. 8,372,797) that utilizes a patient’s own stem cells to treat erectile dysfunction (ED). The procedure has been demonstrated safe and effective in clinical trials and is geared to the estimated nine million men in the United States that suffer from ED and do not respond to PDE5 inhibitors in drugs such as Viagra and Cialis due to damage to smooth muscle and blood vessels.  We generated minimal revenues from this product in 2023 and 2024, and as a result, have paused marketing efforts and are re-evaluating the product strategy.

FemCelz® - Female Sexual Function Treatment

In September 2018, we launched our proprietary FemCelz® procedure for the treatment of the loss of genital sensitivity and dryness experienced by women. The FemCelz® procedure uses the patient’s own stem cells to improve female sexual function, and is similar to the CaverStem® procedure. Management has determined that FemCelz® is exempt from the FDA premarket review and approval process under Section 361 of the PHS Act, as the procedure involves the autologous treatment of a patient with her own cells during the same surgical procedure without intervening processing steps.  To date, we have not generated any revenues from this product, and as a result, have paused marketing efforts and are re-evaluating the product strategy.

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

The Company paid CMH the $100,000 obligation of the initial payment due under this agreement, by a $50,000 cash payment and the issuance of 667 shares of common stock on December 12, 2020. On December 31, 2020, following the Company’s announcement with respect to the clinical commercialization of the StemSpine technology, the Company paid CMH $50,000 of the $300,000 obligation due under this agreement through the issuance of 14 shares of common stock. On September 30, 2021, the Company paid CMH an additional $40,000 of the $300,000 obligation due under this agreement through the issuance of 8,466 shares of common stock, and in January 2021 the Company paid CMH an additional $50,000 of the $300,000 obligation due under this agreement through the issuance of 8,929 shares of common stock. The remaining portion of the $300,000 obligation was paid in cash in 2020. In August 2023, the Company paid CMH $100,000 related to the filing of an IND with the FDA per the terms of the agreement. In August 2024, the Company paid CMH $200,000 as a result of dosing the first patient in a Phase 1-2 clinical trial.

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

Research and Development

Research and development expenses for the year ended December 31, 2024, totaled $2,400,777. This reflects expenses associated with the laboratory research, the execution of our Type I Diabetes Phase I/II and Lower Back Pain Phase I/II clinical trials, the manufacturing and testing of our ImmCelz™ cell line, and the development of our iPSC cell line in partnership with Greenstone Biosciences Inc. Research and development expenses for the year ended December 31, 2023 totaled $1,970,639.

Item 1A. Risk Factors

RISK FACTORS

Risks Related to our Financial Position and Capital Needs

We have incurred recent losses and our future profitability is uncertain.

We have incurred an operating loss of approximately $5.7 million for the year ended December 31, 2024, and a loss of approximately $5.6 million for the year ended December 31, 2023, respectively. We expect our operating losses to continue until such time, if ever, that product sales, licensing fees, royalties and other sources generate sufficient revenue to fund our operations. We cannot predict when, if ever, we might achieve profitability and cannot be certain that we will be able to sustain profitability, if achieved.

Even with the proceeds from our recent securities offerings, we will need additional capital to fund our operations as planned.

For the year ended December 31, 2024, our operations used approximately $5.3 million in cash. Cash used in operations consisted primarily of cash on hand and cash raised in our December 2021 public offering, our May 2022 private offering and our December 2024 private offering. At December 31, 2024, we had a combined cash, and short-term U.S. treasuries balance of approximately $5.9 million.  Although we generated gross proceeds in excess of $32 million from our 2021, 2022 and 2024 securities offerings, we will need additional capital to maintain our operations, continue our research and development programs, conduct clinical trials, seek regulatory approvals and manufacture and market our products. We will seek such additional funds through public or private equity or debt financings and other sources. We cannot be certain that adequate additional funding will be available to us on acceptable terms, if at all. If we cannot raise the additional funds required for our anticipated operations, we may be required to reduce the scope of or eliminate our research and development programs, delay our clinical trials and the ability to seek regulatory approvals, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency. If we raise additional funds through future offerings of shares of our common stock or other securities, such offerings would cause dilution of current stockholders’ percentage ownership in the Company, which could be substantial. Future offerings could also have a material and adverse effect on the price of our common stock.

We have generated minimal revenues from our products and do not expect to generate revenues for the foreseeable future. We will not achieve profitability unless we generate increased revenues from our current or proposed products or therapies.

Revenues generated from sales of our CaverStem® kits were only $11,000 and $9,000 for the years ended December 31, 2024, and December 31, 2023, respectively. To sustain our operating costs and generate profits, we will need to generate revenues from our products or therapies that have not yet been commercialized.

We expect to continue to incur significant financial losses in the future as we seek to proceed with our Type I Diabetes (CELZ-201 CREATE-1) clinical trial, our AlloStemSpine® Chronic Lower Back Pain (CELZ-201 ADAPT) clinical trial, and our other planned clinical trials.

We have received the necessary regulatory approval for our Type I Diabetes (CELZ-201 CREATE-1) clinical trial and our AlloStemSpine® Chronic Lower Back Pain (CELZ-201 ADAPT) clinical trial. In addition, we are further developing our cell platforms, and file INDs for additional indications that utilize our cell platforms. We anticipate that our expenses will increase substantially as we:

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

In the near term, failure to successfully advance the development of our proposed products may have a material adverse effect on us. To date, other than limited sales generated from our CaverStem® products, we have not successfully developed or commercially marketed, distributed, or sold any product candidate. The success of our business may depend upon our ability to successfully advance the development of our current and future product candidates through preclinical studies and clinical trials, where applicable, have the product candidates approved for sale by the FDA or regulatory authorities in other countries, and ultimately have the product candidates successfully commercialized by us or a commercial partner. We cannot assure you that the results of our ongoing preclinical studies or clinical trials will support or justify the continued development of our product candidates, or that we will receive the necessary approvals from the FDA, or similar regulatory authorities in other countries, to advance the development of our product candidates.

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

Currently, our CaverStem® and FemCelz® products and related medical procedures are paid for by patients and are not eligible for reimbursement from public or private insurers. As a general rule, reimbursement is available only for products and therapies that have been approved by the FDA. Our CaverStem® and FemCelz® products were exempt from the FDA premarket review and approval process as these autologous therapies involve treating the patient with his or her own cells. While we believe that the requirement that patients directly pay the cost for our autologous products and procedures make these procedures more attractive to doctors, these treatments are only available to patients that can afford to pay for them. Our success and the extent of our growth will depend in part on the extent to which reimbursement for the costs of our products and related treatments will be available from third party payers, such as public and private insurers and health systems.

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

To generate sufficient revenues to support our operations, we will have to seek collaborators, especially for marketing and sales in and outside of the United States or invest significant amounts of financial and management resources to develop internal sales, distribution, and marketing capabilities. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing, and distribution functions on acceptable financial terms, or at all. In addition, our product revenues, and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute products that we develop ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. Even if we determine to perform sales, marketing, and distribution functions ourselves, we could face a number of additional related risks, including:

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

During 2023 we effected a 1-for-10 reverse stock split in order to increase the trading price of our common stock and comply with Nasdaq’s $1.00 minimum bid price requirement. Although we are currently in compliance with Nasdaq’s minimum bid price requirement, if we again fail to satisfy this or any other continued listing requirement, Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

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

Item 1C. Cybersecurity

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

Holders

As of March 22, 2025, the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name, was approximately 75.

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

Issuer Repurchases of Common Stock

On June 12, 2023, we announced that our Board of Directors authorized a share repurchase program for the repurchase of up to $2 million of our common stock (the “Repurchase Plan).  Purchases under the Repurchase Plan commenced in August 2023.  To date, we have repurchased 101,250 shares of common stock under the Repurchase Plan for an aggregate purchase price of $445,916. The following table provides information about our monthly share repurchases for the year ended December 31, 2024, which consisted solely of repurchases on the open market under the Repurchase Plan.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 – December 31, 2023	57,500	$4.71	57,500	$1,676,510

January 1 - January 31, 2024	6,000	4.30	63,500	1,702,253

February 1 - February 29, 2024	7,500	4.24	71,000	1,671,453
March 1 – March 31, 2024	5,500	4.58	76,500	1,646,253
April 1 – April 30, 2024	6,500	4.74	83,000	1,615,440
May 1 – May 31, 2024	500	4.47	83,500	1,613,206
June 1 – June 30, 2024	9,500	3.54	93,000	1,579,534
July 1 – July 31, 2024	500	2.83	93,500	1,577,262
August 1 – August 31, 2024	5,250	3.16	98,750	1,561,153
September 1 – September 30, 2024	2,500	2.83	101,250	1,554,084

Total January 1 – December 31, 2024	43,750	4.00
Cumulative Purchases	101,250	4.40

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of the most recent fiscal year ended December 31, 2024, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

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

In October 2022, we announced the development of our AlloStem™ Clinical Cell Line (CELZ-200), a proprietary allogenic cell line which includes a Master Cell Bank and a Drug Master File. We believe we will able to use this cell line for many of our programs, including our ImmCelz™ immunotherapy platform for multiple diseases, OvaStem™ for Premature Ovarian Failure, Type I Diabetes (CELZ-201 CREATE-1), AlloStemSpine® Chronic Lower Back Pain (CELZ-201 ADAPT), and IPScelz™ inducible pluripotent stem cell program in ongoing development with Greenstone.

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

In February 2023, we reported positive three-year follow-up data for its StemSpine® pilot study. The three-year data demonstrates continued efficacy of the StemSpine® procedure for treating chronic lower back pain without any serious adverse effects reported.

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

In March 2023, we announced that we had filed an application with the FDA to receive Orphan Drug Designation (“ODD”) for the treatment of Brittle Type 1 Diabetes using its ImmCelz™ (CELZ-100) platform. In March 2024 we received the ODD from the FDA. This designation provides multiple important benefits to support the therapy’s development including tax advantages, user fee exemptions, and the opportunity for market exclusivity following approval.

In April 2023, we reported positive one-year follow-up data and significant efficacy using CELZ-001 to treat patients with Type 2 Diabetes. There were no safety concerns related to CELZ-001 at one year follow-up utilizing the same infusion procedure as in the currently U.S. FDA cleared Type I Diabetes (CELZ-201 CREATE-1) clinical trial. There were 30 patients in the study, 15 received CELZ-001 and the rest received optimized medical therapy. At one year, there was an overall efficacy of 93% in the treated patients demonstrating at least a 50% reduction in insulin requirement.

In September 2023, we received FDA clearance to initiate a Phase I/II clinical trial of AlloStemSpine® Chronic Lower Back Pain (CELZ-201 ADAPT) using AlloStem™ (CELZ-201-DDT) for the treatment of lower back pain. The first in country study, which will enroll 30 individuals suffering from chronic lower back pain, is designed to evaluate the safety, efficacy, and tolerability of AlloStem™ (CELZ-201-DDT). The minimally invasive procedure uses ultrasound for the targeted delivery of the cell product, and thus prevents radiation exposure to the patient or the injecting physician. This trial, protected by issued patents, is a huge milestone for the Company and for patients suffering from this debilitating problem and their need for opioids for pain.

In October, 2023 we filed for and received approval from an institutional review board (IRB) to proceed with the Phase I/II clinical trial for the treatment of chronic lower back pain with its AlloStemSpine® procedure using AlloStem™ (CELZ-201-DDT ADAPT) cell therapy. The clinical trial is registered on www.clinicaltrials.gov. From November 2023 through July 2024, we:

•	Selected a clinical research site.
•	Vetted and contracted with a Contract Research Organization to assist with trial oversight.
•	Established a Data Safety Monitoring Board (DSMB) and received authorization to proceed with the trial.
•	Initiated patient recruitment and started dosing study subjects.

In March 2024, we secured FDA authorization for an expanded access therapy using CELZ-201, in managing abnormal glucose tolerance and preventing Type I Diabetes in high-risk individuals. The therapy uses CELZ-201 to potentially prevent Type I Diabetes onset and is believed to be a first in medical history. This personalized medicine approach, focuses on a single high-risk patient. CELZ-201 has a multi-target mechanism to address abnormal glucose tolerance, a Type I Diabetes precursor, at the cellular level.

In June 2024, we announced that we had successfully generated human induced pluripotent stem cells (iPSC)-derived Islet Cells that produce human insulin. We believe this development has the potential for not only clinical translation of the human Islet Cells, but also the stand-alone human insulin which is produced by these cells.

In November, 2024 we announced the successful completion of an independent interim safety review by the Data Safety Monitoring Board (DSMB) of our CELZ-201 ADAPT clinical trial. The DSMB reviewed safety data from the first five dosed patients concluding that the trial may proceed as planned, underscoring the safety profile of CELZ-201 and supporting the advancement of this innovative therapy. This positive review follows the completion of a rigorous 30-day dose-limiting toxicity (DLT) assessment per patient, an important milestone as CELZ-201 moves closer to potentially transformative therapeutic outcomes for patients.

In July 2024, we announced the initiation of a program to diagnose and treat patients exposed to biological and chemical weapons by combining artificial intelligence (AI) with our proprietary iPSC”. This iPSC clinically derived line is part of our iPSCelz® program. The program is designed to utilize the predictive capabilities of AI to identify damage to patients exposed to biological or chemical weapons and, based on a clinical diagnosis supported by that assessment, use our validated iPSCelz, ImmCelz™ (CELZ-100) and/or AlloStem™ (CELZ-201-DDT) to develop optimized therapeutic options.  The use of AI strengthens the Company’s research efficiency, precision, and innovation. In drug discovery, AI accelerates the identification of potential targets and optimizes biological screenings, significantly shortening development timelines. This model enables the Company to accelerate development for civilian and military options for biological optimization of on-site and remote therapeutic interventions. Along with Greenstone Biosciences Inc., the Company continues to evaluate other collaborators, partners and business opportunities to accelerate development without taking away from the core clinical programs.

In January, 2025 we announced promising initial data from the first cohort of the CELZ-201 ADAPT clinical trial. The first cohort of 10 participants (8 receiving CELZ-201-DDT and 2 receiving placebo) completed the study phase without any dose-limiting toxicities or serious adverse events. Blinded preliminary data suggest encouraging therapeutic potential in alleviating back pain and restoring functionality. Following a comprehensive safety review, the independent Data Safety Monitoring Board (DSMB) recommended the trial proceed to the next cohort as planned

Key Milestones Achieved:

•	Safety Confirmed: CELZ-201-DDT demonstrated an excellent safety profile, with no serious adverse events reported in the first cohort.
•	Preliminary Efficacy Signals: Blinded data suggest potential therapeutic benefit in addressing chronic back pain associated with degenerative disc disease.
•	DSMB Endorsement: The DSMB approved continuation of the study, validating the safety and integrity of the trial design.

We expect to enroll the second cohort in this trial in the first quarter of 2025, with comprehensive data from subsequent cohorts guiding future clinical and regulatory plans.

On, October 23, 2024 we sold 418,552 shares of common stock at a price of $4.42 per share to certain institutional investors in a registered direct offering priced at-the-market under Nasdaq rules. In a concurrent private placement, we issued the same investors warrants to purchase up to 837,104 shares of common stock at an exercise price of $4.42 per share, which are exercisable until December 19, 2029. Net proceeds from these offerings were approximately $1.6 million. Roth Capital Partners acted as our placement agent for these transactions.

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

Our principal executive offices are located at 211 E Osborn Road, Phoenix, AZ 85012.

 Results of Operations – For the Year Ended December 31, 2024, and for the Year Ended December 31, 2023

Gross Revenue. We generated $11,000 in gross revenue for the year ended December 31, 2024, in comparison with $9,000 for the comparable period a year ago. The increase of $2,000 or 22% is due to a slight increase in CaverStem® sales. Management is currently re-evaluating the marketing strategy for the Caverstem® and FemCelz® products. We are exploring options to achieve market penetration and product profitability with a number of potential partners. However, there can be no assurance that the Company will be successful in that regard.

Cost of Goods Sold. We generated $4,400 in cost of goods sold for the year ended December 31, 2024, in comparison with $3,600 for the comparable period a year ago. The increase of $800 or 22% is due to the increase in revenue as described above.

Gross Profit/(Loss). We generated $6,600 in gross profit for the year ended December 31, 2024, in comparison with $5,400 in gross profit for the comparable period a year ago. The increase of $1,200 or 22% is due to the increase in revenue.

Selling, General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2024, totaled $3,239,232, in comparison with $3,560,309 for the comparable period a year ago. The decrease of $321,077, or 9% is primarily due to reductions of $200,553 in salaries and wages, and $68,559 in Director and Officer insurance premiums and $118,500 in consulting services offset by $87,174 in increased operations expenses.

Research and Development Expenses. Research and development expenses for the year ended December 31, 2024, totaled $2,400,777 in comparison to $1,970,639 for the comparable period a year ago. The increase of $430,138, or 22% was primarily due to the ramp-up of the CELZ-201-ADAPT spine trial and the development of our iPSC cell line in partnership with Greenstone Biosciences Inc.

Operating Loss. For the reasons stated above, our operating loss for the year ended December 31, 2024, was $5,743,861 in comparison with $5,620,132 for the comparable period a year ago.

Other Income. Other income for the year ended December 31, 2024, totaled $250,380 in comparison with $333,558 for the comparable period a year ago. The decreased income of $83,178 or 25%, is due to a $901,385 reduced balance and lower interest rates on our short-term U.S. treasuries.

 Net Income/Loss. For the reasons stated above, our net loss for the year ended December 31, 2024, was $5,493,481 in comparison with a loss of $5,286,574 for the comparable period a year ago.

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

Amortization expense of $110,452 was recorded for the year ended December 31, 2024, representing the amortization of the ED, multipotent amniotic fetal stem cell and lower back pain patents and the Jadi Cell patent license agreement based upon the remaining life of the patents and license agreement. There was $94,584 of amortization expense recorded for the period ended December 31, 2023.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity capital expenditures or capital resources.

Liquidity and Capital Resources

As of December 31, 2024, we had $5,940,402 of available cash and certificates of deposit and positive working capital of approximately $5,807,659. In comparison, as of December 31, 2023, we had approximately $9,987,058 of available cash and positive working capital of approximately $9,899,504.

 On May 14, 2024, Timothy Warbington, our Chief Executive Officer, purchased one share of our newly designated Series B Preferred Stock for a purchase price of $100.  The Series B Preferred Stock had no voting rights other than the right to 100,000,000 votes on a proposal to approve an amendment to the Company’s Articles of Incorporation increasing the number of authorized shares of the Company’s common provided, however, that the Series B Preferred Stock will be voted in the same proportion as the votes cast by shares of common stock on the Share Increase Proposal. The share of Series B Preferred Stock were automatically redeemed when the Share Increase Proposal was approved.  The Series B Preferred Stock was not convertible into common stock.

On, Oct. 23, 2024 we sold 418,552 shares of our common stock at a price of $4.42 per share to certain institutional investors in a registered direct offering priced at-the-market under Nasdaq rules. In a concurrent private placement, we issued the same investors warrants to purchase up to 837,104 shares of common stock. The warrants have an exercise price of $4.42 per share, are exercisable until December 19, 2029. Net proceeds from these offerings were approximately $1.6 Million. Roth Capital Partners acted as the exclusive placement agent for the offerings.

On December 19, 2024, the stockholders of the Company approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 5,000,000 to 25,000,000.

Net Cash used in Operating Activities. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was $5,301,292 for the year-ended ended December 30, 2024, in comparison to $8,027,885 for the comparable period a year ago, a decrease of 2,726,593 or 34%. The decrease in cash used in operations was primarily related to a one-time payment of $3,000,000 associated with the acquisition of research assets in 2023.

Net Cash used in Investing Activities. Cash provided from investing activities was $6,320,191 for the year ended December 31, 2024, primarily due to $6,520,191 in net certificate of deposit redemptions, offset a $200,000 payment on a patent purchase agreement. In comparison, we used $3,445,185 for the year ended December 31, 2023 related to the deposit redemption in certificates of deposit and U.S. treasuries.

Net Cash from Financing Activities.

In the year ended December 31, 2024, we spent $174,964 on stock repurchases, received $100 from the sale of preferred stock and received $1,629,500 from the sale of common stock and warrants in our October 2024 private offering. In the year ended December 31, 2023, we spent $270,952 on stock repurchases.

We have continued to realize losses from operations. However, as a result of our December 2021, May 2022 and October 2024 offerings, we believe we will have sufficient cash to meet our anticipated operating costs and capital expenditure requirements through at least March 2026. We anticipate that we will need to raise additional capital in the future to support our ongoing operations and continue our clinical trials. We expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund the development of our proposed products through clinical development, manufacturing, and commercialization. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. There can be no guarantee that we will be successful in our ability to raise capital to fund future operational and development initiatives.

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

Item 8. Financial Statements and Supplementary Data.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of CREATIVE MEDICAL TECHNOLOGIES, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CREATIVE MEDICAL TECHNOLOGIES, INC. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operation, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation and Disclosure of Warrants

Description of the Matter:

As discussed in Note 4 of the consolidated financial statements, the Company has a significant number of Warrants outstanding and issued additional warrants during the current period. The Company uses the Black Scholes model to value the warrants. This model, the valuation of the warrants, and the sufficiency of the related disclosures, can be complex, involves judgment, and requires a thorough understanding of award terms.

How We Addressed the Matter in Our Audit:

We gained an understanding of management’s processes and methodology to develop the estimates. We reviewed the warrant agreements, evaluated management’s selection of the valuation method, tested the inputs used in the Black-Scholes model. We recalculated the Company’s warrants issued during the year, and we evaluated the adequacy of the disclosures in the Company’s consolidated financial statements.

/s/ Haynie & Company

Haynie & Company Salt Lake City, Utah March 14, 2024 PCAOB #457

We have served as the Company’s auditor since 2016.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash	$5,940,402	$3,466,867
Investments	-	6,520,191
Inventory	2,194	6,594
Prepaids and other current assets	192,707	277,246
Total Current Assets	6,135,303	10,270,898

OTHER ASSETS
Other assets	3,281	3,281
Licenses, net of amortization	530,559	441,011
TOTAL ASSETS	$6,669,143	$10,715,190

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$273,530	$317,280
Accrued expenses	39,920	39,920
Advances from related party	14,194	14,194
Total Current Liabilities	327,644	371,394

TOTAL LIABILITIES	327,644	371,394

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2024 and 2023	-	-
Series B preferred stock, $0.001 par value, 0 shares authorized, issued and outstanding at December 31, 2024 and 2023	-	-
Common stock, $0.001 par value, 25,000,000 and 5,000,000 shares authorized; 1,748,428 and 1,431,126 issued and 1,748,428 and 1,373,626 outstanding at December 31, 2024 and 2023, respectively	1,749	1,431
Additional paid-in capital	70,931,663	69,711,749
Accumulated deficit	(64,591,913)	(59,098,432)
Treasury stock, at cost, 0 and 57,500 shares as of December 31, 2024 and 2023, respectively	-	(270,952)
TOTAL STOCKHOLDERS' EQUITY	6,341,499	10,343,796
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
	$6,669,143	$10,715,190

The accompanying notes are an integral part of these condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023

Revenues	$11,000	$9,000

Cost of revenues	4,400	3,600

Gross profit	6,600	5,400

OPERATING EXPENSES
Research and development	2,400,777	1,970,639
Selling, general and administrative	3,239,232	3,560,309
Amortization of patent costs	110,452	94,584
TOTAL EXPENSES	5,750,461	5,625,532

Operating loss	(5,743,861)	(5,620,132)

OTHER INCOME/(EXPENSE)
Interest income	250,380	333,558
Total other income (expense)	250,380	333,558

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,493,481)	(5,286,574)

Provision for income taxes	-	-

NET LOSS	$(5,493,481)	$(5,286,574)

NET LOSS PER SHARE - BASIC AND DILUTED	$(3.71)	$(3.76)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	1,480,420	1,407,632

The accompanying notes are an integral part of these condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Equity
December 31, 2022	-	-	1,407,624	$1,407	$69,675,125	(53,811,858)	$-	$15,864,674

Round-up shares issued in reverse stock split	-	-	23,502	24	(24)	-	-	-

Purchase of treasury stock	-	-	-	-	-	-	(270,952)	(270,952)
					-
Stock-based compensation	-	-	-	-	36,648	-	-	36,648

Net loss	-	-	-	-	-	(5,286,574)	-	(5,286,574)

December 31, 2023	-	$-	1,431,126	$1,431	$69,711,749	$(59,098,432)	$(270,952)	$10,343,796
Issuance of Series B preferred stock	1	100	-	-	-	-	-	100

Cancellation of Series B preferred stock	(1)	(100)	-	-	-	-	-	(100)

Purchase of treasury stock	-	-	-	-	-	-	(174,964)	(174,964)

Cancellation of treasury stock	-	-	(101,250)	(101)	(445,815)	-	445,916	-

Proceeds from sales of common stock and warrants	-	-	418,552	419	1,849,581	-		1,850,000

Offering costs	-	-	-	-	(220,500)	-		(220,500)

Stock-based compensation	-	-	-	-	36,648	-	-	36,648

Net loss	-	-	-	-	-	(5,493,481)	-	(5,493,481)

December 31, 2024	-	$-	1,748,428	$1,749	$70,931,663	$(64,591,913)	$-	$6,341,499

The accompanying notes are an integral part of these condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,493,481)	$(5,286,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	36,648	36,648
Amortization	110,452	94,584
Unrealized gain on investments	-	(34,087)
Changes in assets and liabilities:
Inventory	4,400	3,600
Prepaids and other current assets	84,539	108,202
Accounts payable	(43,850)	(2,950,258)
Net cash used in operating activities	(5,301,292)	(8,027,885)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	-	(22,854,815)
Redemptions of investments	6,520,191	26,400,000
Payment of patent purchase obligation - related party	(200,000)	(100,000)
Net cash provided by investing activities	6,320,191	3,445,185

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(174,964)	(270,952)
Issuance of Series B preferred stock	100	-
Proceeds from sale of common stock and warrants, net of issuance costs	1,629,500	-
Net cash provided by (used in) financing activities	1,454,636	(270,952)

NET INCREASE (DECREASE) IN CASH	2,473,535	(4,853,652)
BEGINNING CASH BALANCE	3,466,867	8,320,519
ENDING CASH BALANCE	$5,940,402	$3,466,867

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$-	$-
Cash payments for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cancellation of Series B preferred stock within accounts payable	$100	$-
Cancellation of treasury stock	$445,916	$-

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

Operating Segments and Related Disclosures

We manage our company as one reportable operating segment, The segment information aligns with how the Company’s Chief Operating Decision Maker (“CODM”) reviews and manages our business. The Company’s CODM is the Company’s Chief Executive Officer. Financial information and annual operating plans and forecasts are prepared and reviewed by the CODM at a consolidated level. The CODM assesses performance for the company and decides how to better allocate resources based on consolidated net income that is reported on the Consolidated Statements of Income. Our objective in making resource allocation decisions is to optimize the consolidated financial results. The accounting policies of our operations segment are the same as those described in the summary of significant accounting policies herein. For single reportable segment-level financial information, total assets, and significant non-cash transactions, see Item 8. Financial Statements.

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

Concentration Risks – The Federal Deposit Insurance Corporation insures cash deposits in most general bank accounts for up to $250,000 per institution. The Company maintains its cash balances at four financial institutions. As of December 31, 2024, the Company’s balance exceeded the limit at three institutions.

Cash Equivalents – The Company classifies its highly liquid investments with maturities of three months or less at the date of purchase as cash equivalents. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the designations of each investment as of the balance sheet date for each reporting period. The Company classifies its investments as either short-term or long-term based on each instrument’s underlying contractual maturity date. Investments with maturities of less than 12 months are classified as short-term and those with maturities greater than 12 months are classified as long-term. The cost of investments sold is based upon the specific identification method. Investments consist of short-term U.S. treasuries.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of December 31, 2024, and 2023, the Company had no outstanding derivative liabilities.

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

Payments received for which the earnings process is not yet complete are deferred. As of December 31, 2024, and 2023, the Company had $40,000 in deferred revenue.

Research and Development - Research and development will continue to be a significant function of the Company. Research and development costs are expensed as incurred. Expenses in the accompanying financial statements include certain costs which are directly associated with the Company’s two phase I/II clinical trials, research and development of the ImmCelzTM, AlloStem™, and IPSCs™ technology platforms. ImmCelzTM is based upon re-programming T-regulatory cells with cell-free secreted factors. We are conducting laboratory research to validate the core technology and ability to achieve scalable production. These costs, which consist primarily of monies paid for research assets, outsourced research services, laboratory facility expenses, materials and supplies and compensation costs amounted to $2,400,777 for the year ended December 31, 2024. There was $1,970,639 in research costs for the year ended December 31, 2023.

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

Basic and Diluted Income (Loss) Per Share – The Company follows Financial Accounting Standards Board (“FASB”) ASC 260 Earnings per Share to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During loss periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. During the year ended December 31, 2024, the Company had 11,183 options and 3,184,809 warrants to purchase common stock outstanding; however, the effects were anti-dilutive due to the net loss. During the year ended December 31, 2023, the Company had 11,183 options and 2,284,932 warrants to purchase common stock outstanding; however, the effects were anti-dilutive due to the net loss.

On June 12, 2023, we effected a 1-for-10 reverse split of our authorized and issued and outstanding shares of common stock. All share references have been restated for this reverse split to the earliest period presented. As a result of the split, the authorized shares of the Company’s common stock decreased to 5,000,000 shares. On December 19, 2024, following the approval of the Company’s stockholders, we filed an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock from 5,000,000 to 25,000,000.

Recently Adopted Accounting Pronouncements

Beginning in 2024 annual reporting, the Company adopted Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023- 07) that was issued by the Financial Accounting Standards Board (“FASB”). This new standard improves reportable segment disclosures by adding and enhancing interim disclosure requirements, clarifying circumstances in which entities can disclose multiple segment measures of profit or loss, providing new segment disclosure requirements for entities with a single reportable segment, and adding other disclosure requirements. This standard is effective for all entities that are subject to Topic 280, Segment Reporting for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. This standard is applicable to the Company due to the single reportable segment requirement. The Company has included all required disclosures within its Form 10-K for the year ended December 31, 2024. See Note 1 for further information on segment disclosures.

Accounting  Pronouncements Not Yet Adopted – The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 2 – LICENSING AGREEMENTS

ED Patent – The Company acquired a patent from CMH, a related company on February 2, 2016, in exchange for 43,112 shares of CMTH restricted common stock valued at $100,000. CMH holds a significant amount of the Company’s common stock. The patent expires in 2025 and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $9,972 was recorded for the years ended December 31, 2024, and 2023. As of December 31, 2024, the carrying value of the patent was $11,069. The Company expects to amortize $9,972 annually through 2026 related to the patent costs.

Multipotent Amniotic Fetal Stem Cells License Agreement - On August 25, 2016, CMT entered into a License Agreement dated August 25, 2016, with a university. This license agreement grants to CMT the exclusive right to all products derived from a patent for use of multipotent amniotic fetal stem cells composition of matter throughout the world during the period ending on the expiration date of the longest-lived patent rights under the patent. The license agreement also permits CMT to grant sublicenses. Under the terms of the license agreement, CMT is required to diligently develop, manufacture, and sell any products licensed under the agreement. CMT paid the University an initial license fee within 30 days of entering into the agreement. CMT is also required to pay annual license maintenance fees on each anniversary date of the agreement, which maintenance fees would be credited toward any earned royalties for any given period. The License Agreement provides for payment of various milestone payments and earned royalties on the net sales of licensed products by CMT or any sub licensee. CMT is also required to reimburse the University for any future costs associated with maintaining the patent. CMT may terminate the license agreement for any reason upon 90 days’ written notice and the University may terminate the agreement in the event CMT fails to meet its obligations set forth therein, unless the breach is cured within 30 days of the notice from the University specifying the breach. CMT is also obligated to indemnify the University against claims arising due to the exercise of the license by CMT or any sub licensee. As of December 31, 2024, no amounts are currently due to the University.

The Company estimates that the patent expires in February 2026 and has elected to amortize the patent through the period of expiration on a straight-line basis. Amortization expense of $1,172 was recorded for the years ended December 31, 2024, and 2023. As of December 31, 2024, the carrying value of the patent was $861. The Company expects to amortize approximately $1,172 annually through 2025 related to the patent costs.

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

The Company paid CMH the $100,000 obligation of the initial payment due under this agreement, by a $50,000 cash payment and the issuance of 667 shares of common stock on December 12, 2020. On December 31, 2020, following the Company’s announcement with respect to the clinical commercialization of the StemSpine technology, the Company paid CMH $50,000 of the $300,000 obligation due under this agreement through the issuance of 14 shares of common stock. On September 30, 2021, the Company paid CMH an additional $40,000 of the $300,000 obligation due under this agreement through the issuance of 8,466 shares of common stock, and in January 2021 the Company paid CMH an additional $50,000 of the $300,000 obligation due under this agreement through the issuance of 8,929 shares of common stock. The remaining portion of the $300,000 obligation was paid in cash in 2020. In August 2023, the Company paid CMH $100,000 related to the filing of an IND with the FDA per the terms of the agreement. In August 2024, the Company paid CMH $200,000 related to the dosing of the first patient in a Phase 1-2 clinical trial.

The patent expires on May 19, 2027, and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $10,000 was recorded for the years ended December 31, 2024, and 2023. As of December 31, 2024, the carrying value of the initial patent license was $25,000. The Company expects to amortize approximately $10,000 annually through 2026 related to the patent costs.

The Company has elected to amortize the additional $300,000 associated with commercialization over a seven-year period on a straight-line basis. Amortization expense of $45,940 was recorded for the years ended December 31, 2024, and 2023. As of December 31, 2024, the carrying value of the patent was $64,494. The Company expects to amortize approximately $56,000 annually through 2026 related to the patent costs.

The Company has elected to amortize the additional $100,000 associated with filing of the IND over a ten-year period on a straight-line basis. Amortization expense of $10,016 was recorded for the year ended December 31, 2024 and $2,500 for the year ended December 31, 2023. As of December 31, 2024, the carrying value of the patent was $87,484. The Company expects to amortize approximately $10,000 annually through 2033 related to the patent costs.

The Company has elected to amortize the additional $200,000 associated with the dosing of the first patient over a ten-year period on a straight-line basis. Amortization expense of $5,038 was recorded for the year ended December 31, 2024. As of December 31, 2024, the carrying value of the patent was $194,962. The Company expects to amortize approximately $20,000 annually through 2034 related to the patent costs.

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

The Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expenses of $25,000 were recorded for the years ended December 31, 2024, and 2023. As of December 31, 2024, the carrying value of the patent was $150,000. The Company expects to amortize approximately $25,000 annually through 2030 related to the patent costs.

As of December 31, 2024, future expected amortization of these assets is as follows:

For the year ended December 31,

2025	$121,955
2026	84,777
2027	60,154
2028	55,154
2029	55,154
Thereafter	153,365
Total	$530,559

The following is a rollforward of the Company’s licensing agreements for the year end December 31, 2024.

	Assets	Accumulated Amortization

Balances at December 31, 2023	$860,000	$(418,989)
Addition of new assets	200,000	-
Amortization	-	(110,452)
Balances at December 31, 2024	$1,060,000	$(529,441)

NOTE 3 – STOCK-BASED COMPENSATION

On September 6, 2021, the Company’s Board of Directors, and holders of a majority of the voting power of the Company’s stockholders approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) and reserved 60,000 shares of common stock for the issuance of awards thereunder. The 2021 Plan provides for the granting to our employees, officers, directors, consultants, and advisors of performance awards payable in shares of common stock, stock options (non-statutory and incentive), restricted stock awards, stock appreciation rights (“SARs”), restricted share units (“RSUs”) and other stock-based awards. The purpose of the 2021 Plan is to secure for the Company and its stockholders the benefits arising from capital stock ownership by eligible participants who are expected to contribute to the Company’s future growth and success. As of December 31, 2024, stock options to purchase 11,183 common shares had been granted under the 2021 Plan.

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

During 2024 and 2023, the fair market value of the options was insignificant to the financial statements.

Since the expected life of the options was greater than the Company’s historical stock information available, the Company determined the expected volatility based on price fluctuations of comparable public companies.

There were no options issued during the years-ended December 31, 2024 and 2023.

Option activity for the years ended December 31, 2024, and 2023 consists of the following:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2022	11,183	$83.96	9.11
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2023	11,183	$83.96	8.11
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2024	11,183	$83.96	7.11
Vested, December 31, 2024	7,735	$83.96	7.11

See Note 2 for discussion related to the issuance of common stock in connection with licensing agreements. See Note 4 for warrants issued in connection with our October 2024 private offering.

In February 2022, we granted a total of 11,183 options to Timothy Warbington and Donald Dickerson at an exercise price of $16.90. Stock-based compensation recorded during the years ended December 31, 2024 and 2023 was $36,647, and recorded within selling, general and administration expenses The value of the options was determined to be $145,525 based upon the Black-Scholes method, see variables used below. As of December 31, 2024, future estimated stock-based compensation expected to be recorded was estimated to be $3,485.

Inputs Used

Annual dividend yield	$-
Expected life (years)	6.5
Risk-free interest rate	0.81%
Expected volatility	92.95%
Common stock price	$16.90

See Note 2 for discussion related to the issuance of common stock in connection with licensing agreements.

See Note 4 for warrant rollforward

NOTE 4 – STOCKHOLDERS’ EQUITY

Registered Direct Offering and Concurrent Private Placement

On October 23, 2024 we sold 418,552 shares of common stock at a price of $4.42 per share to certain institutional investors in a registered direct offering priced at-the-market under Nasdaq rules. In a concurrent private placement, we issued the same investors warrants to purchase up to 837,104 shares of common stock at an exercise price of $4.42 per share, which warrants are exercisable until December 19, 2029.  Net proceeds from these offerings were approximately $1.6 million.  Roth Capital Partners acted as our placement agent in these transactions.

Preferred Stock

On May 14, 2024, our CEO and Chairman, Timothy Warbington, purchased one share of Series B Preferred Stock for a purchase price of $100 in cash. The Series B Preferred Stock has no voting rights other than the right to 100,000,000 votes solely with respect to a proposal to increase the Company’s authorized shares of common stock (a “Share Increase Proposal”). The Series B Preferred stock will vote together with the Company’s outstanding shares of common stock, as a single class with respect to any Share Increase Proposal, in the same proportion as shares of common stock are voted on such Share Increase proposal. The outstanding share of Series B Preferred Stock was redeemed by the Company for $100, upon the approval by the stockholders to increase the number of authorized common shares, see below. As of December 31, 2024, the $100 is payable to the CEO and is included within accounts payable.

On December 20, 2024, following the approval of the Board of Directors, the Company filed a Certificate of Withdrawal of Certificate of Designation with respect to the Company’s Series A Preferred Stock and Series B Preferred Stock. At the time of such filings, the Company did not have any outstanding shares of Series A Preferred Stock or Series B Preferred Stock.

Common Stock

On June 12, 2023, we effected a 1-for-10 reverse split of our authorized and issued and outstanding shares of common stock. All share references have been restated for this reverse split to the earliest period presented. As a result of the split, the authorized shares of our common stock decreased to 5,000,000 shares.

On December 19, 2024, our stockholders approved an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock from 5,000,000 to 25,000,000.

In October 2024, we entered into a Securities Purchase Agreement with certain accredited and institutional investors pursuant to which the Company agreed to issue and sell to purchasers an aggregate of: (i) 418,552 shares of common stock and (ii) warrants to purchase up to 837,104 shares of common stock, exercisable at $4.42 per share. The warrants will expire December 19, 2029. The Company raised $1.8 million in gross proceeds from the offering. In connection with the offering, the Company paid offering costs of $200,000, which related primarily to the placement agent fees.

Share Repurchase Program

On June 12, 2023 the Company announced that its Board of Directors has approved a share repurchase program. The program authorizes the Company to repurchase up to $2 million of its shares of common stock, in the open market or through privately negotiated transactions, in accordance with applicable securities laws and other restrictions. The manner, timing and amount of any purchase will be based on an evaluation of market conditions, the Company’s stock price and other factors. The program has no termination date, may be suspended or discontinued at any time, and does not obligate the Company to acquire any particular number of shares of common stock. A total of 101,250 shares had been repurchased under this program for a total purchase price of $445,916. The shares were cancelled in December 2024.

Warrants

In connection with our October 2024 private offering, we issued warrants to purchase 418,552 shares of common stock and accompanying warrants to purchase 899,886 shares of common stock at a price of $4.42 per share. The warrants were issued in connection with an offering and thus were deemed to be a cost of the offering.

Assumptions used in calculating the fair value of the warrants issued in 2024 were as follows:

Range of Inputs Used
Annual dividend yield	$-
Expected life (years)	5.0
Risk-free interest rate	4.24%
Expected volatility	176.00%
Common stock price	$4.52

As of December 31, 2024, and 2023, warrants to purchase and 3,184,808 and 2,284,932 shares of common stock were outstanding respectively.

Warrant activity for the years ended December 31, 2024 and 2023 consists of the following:

	Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2022	2,284,932	$26.59	4.22
Issued	-
Exercises	-
Anti-Dilution Modifications	-
Forfeiture/Cancellations	-
Outstanding, December 31, 2023	2,284,932	$26.59	3.22
Issued	899,886	4.42	4.81
Exercises	-
Anti-Dilution Modifications	-
Forfeiture/Cancellations	(10)
Outstanding, December 31, 2024	3,184,808	$20.30	2.95

See Note 2 for discussion related to the issuance of common stock in connection with licensing agreements.

NOTE 5 – INCOME TAXES

The provision for income tax expense consists for the years ended December 31, 2024, and 2023:

	2024	2023
Income tax provision attributable to:
Federal	$(1,122,740)	$(1,082,622)
State and local	(311,930)	(300,783)
Valuation allowance	1,434,670	1,383,405
Net provision for income tax	$-	$-

Deferred tax assets consist of the following at December 31, 2024, and 2023:

	2024	2023
Deferred tax asset attributable to:
Net operating loss carryover	$7,661,412	$6,266,742
Accrued management fees, related party	-	-
Valuation allowance	(7,661,412)	(6,266,742)
Net deferred tax asset	$-	$-

The primary difference between the statutory federal rate and the Company’s effective tax rate for the years ended December 31, 2024 and 2022 was due to the 100% valuation allowance. The following is a reconciliation of the statutory federal rate and the Company’s effective tax rate for the year ended December 31, 2024, and 2022:

	2024	2023

Tax at federal statutory rate	21.0%	21.0%
State, net of federal benefit	5.7%	5.7%
Change in temporary differences	(0.0)%	(0.0)%
Permanent differences	(0.4)%	(0.4)%
Valuation allowance	(26.1)%	(26.2)%
Provision for taxes	-	-

As of December 31, 2024 the Company had federal and state gross net operating loss carryforwards of approximately $28.6 million. The federal and state net operating losses and tax credits expire in years beginning in 2036. Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. To date, the Company hasn’t experienced “ownership changes” under section 382 of the Code and comparable state tax laws. As of December 31, 2024, the Company estimates that none of the federal and state net operating losses will be limited under Section 382 of the Code.

As of December 31, 2024, and 2023, the Company maintained a full valuation allowance on its net deferred tax assets. The valuation allowance was determined in accordance with the provisions of ASC 740, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. The Company’s history of cumulative losses, along with expected future U.S. losses required that a full valuation allowance be recorded against all net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

The applicable federal and state rates used in calculating the deferred tax provision were 21.0% and 5.7%, respectively.

The Company files income tax returns in the U.S. and Arizona. All years presented remain subject to examination for U.S. federal and state purposes. The Company is not currently under examination in federal or state jurisdictions.

NOTE 6 – SUBSEQUENT EVENTS

On March 6, 2025, we entered into warrant exercise inducement offer letters (the "Inducement Letters") with the holders (the "Holders") of warrants to purchase an aggregate of 837,104 shares of our Common Stock originally issued on October 23, 2024 (collectively, the "Existing Warrants"), pursuant to which the Holders agreed to exercise the Existing Warrants at their current exercise price of $4.42 per share, in exchange for our agreement to issue the Holders new warrants to purchase an aggregate of 1,674,208 shares of common stock (the "Inducement Warrants"). The Inducement Warrants have an exercise price of $3.75 per share, will not be exercisable until we have obtained stockholder approval for the issuance of the shares of Common Stock underlying the Inducement Warrants, and will then be exercisable for a period of five years following the date we obtain such stockholder approval.

Roth Capital Partners, LLC ("Roth") acted as our financial advisor in connection with the transactions described above. Pursuant to a financial advisory agreement between the Company and Roth, we agreed to (i) pay Roth a financial advisory fee equal to 8% of the aggregate gross proceeds received from the Holders' exercise of the Existing Warrants, (ii) reimburse Roth an aggregate of $40,000 for its legal expenses and (iii) issue Roth warrants to purchase shares of common stock equal to 5.0% of the aggregate number of shares of common stock issuable upon exercise of the Existing Warrants and the Inducement Warrants.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024.

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

Management assessed our internal control over financial reporting as of December 31, 2024, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 2013 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective, as of December 31, 2024, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

42

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

43

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are included with this report:

Exhibits
3.1.1

Articles of Incorporation of Creative Medical Technology Holdings, Inc., a Nevada corporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2021).

3.1.2

Certificate of Amendment to Articles of Incorporation Pursuant to NRS 78.385 and 78.390, as filed with the Secretary of State of the State of Nevada on December 19, 2024 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2024).

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
4.5

Form of Common Stock Purchase Warrant issued under Securities Purchase Agreement dated as of October 22, 2024 between Creative Medical Technology Holdings, Inc. and the purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2024).

4.6

Form of Placement Agent Warrant issued under Placement Agency Agreement dated as of October 22, 2024 between Creative Medical Technology Holdings, Inc. and Roth Capital Partners (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2024).

44

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

10.8

Research Tools Purchase Agreement, dated December 15, 2022, between Creative Medical Technology Holdings, Inc and Narkeshyo LLC (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2023)

10.9

Securities Purchase Agreement dated October 22, 2024 between Creative Medical Technology Holdings, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2024)

10.11

Placement Agency Agreement dated October 22, 2024 between Creative Medical Technology Holdings, Inc. and Roth Capital Partners (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2024)

21.1	Subsidiaries*
31.1	Rule 13a-14(a)/15d-14a(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14a(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certification of Principal Executive Officer *
32.2	Section 1350 Certification of Principal Financial Officer *
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

† Management contract or compensatory plan or arrangement.

45

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

Date: March 14, 2024	By:	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: March 14, 2024	By:	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Timothy Warbington	Director & Chairman	March 14, 2024
Timothy Warbington

/s/ Donald Dickerson	Director	March 14, 2024
Donald Dickerson

/s/ Michael H. Finger	Director	March 14, 2024
Michael H. Finger

/s/ Susan Snow	Director	March 14, 2024
Susan Snow

/s/ Bruce S. Urdang	Director	March 14, 2024
Bruce S. Urdang

46