Form 10-K/A
period 2024-12-31
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2025-03-19
CIK 1187953

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

As of March 14, 2025, there were 2,535,897 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2024 Annual Meeting of Stockholders which will be filed with the Commission no later than 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this report.

Explanatory Note

This Amendment No. 1 on Form 10-K/A to our Annual Report for the year ended December 31, 2024, initially filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2025 (the “Original Filing”), is being filed solely to correct (i) the number of shares of our common stock outstanding as of the date of the Original Filing, as set forth on the cover page hereof, and (ii) thedate of the Report of Independent Registered Accounting set forth in the Original Filing..

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

2

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

/s/ Haynie & Company

Haynie & Company Salt Lake City, Utah March 14, 2025 PCAOB #457

We have served as the Company’s auditor since 2016.

3

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are included with this report:

31.1	Rule 13a-14(a)/15d-14a(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14a(a) Certification of Principal Executive Officer
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

Date: March 19, 2025	By:	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: March 19, 2025	By:	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial and Accounting Officer)

5