Form 10-K/A
period 2024-12-31
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2025-04-04
CIK 1187953

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

Explanatory Note

This Amendment No. 2 on Form 10-K/A to our Annual Report for the year ended December 31, 2024, initially filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2025 and amended by Amendment No. 1 filed with the SEC on March 19, 2025 (as so amended, the “Original Filing”), is being filed solely to include Exhibit 97.1 as an Exhibit to the Original Filing in accordance with Nasdaq Listing Rule 5608.

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

2

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are included with this report:

31.1	Rule 13a-14(a)/15d-14a(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14a(a) Certification of Principal Executive Officer
97.1	Clawback Policy of Creative Medical Technology Holdings, Inc.
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

Date: April 4, 2025	By:	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: April 4, 2025	By:	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial and Accounting Officer)

4