Form 10-K/A
period 2024-12-31
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2025-04-25
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates was $5,151,785 based on the closing price on The NASDAQ Capital Market of such common stock on such date.

As of April 15, 2025, there were2,585,897 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

 PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information concerning our directors and executive officers:

Name	Position	Age
Timothy Warbington	President, Chief Executive Officer and Director	63
Donald Dickerson	Chief Financial Officer & Senior Vice-President and Director	60
Michael H. Finger (1)(2)(3)	Director	78
Susan Snow (1)(2)(3)	Director	67
Bruce S. Urdang (1)(2)(3)	Director	66

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

Michael H. Finger Mr. Finger has served as a director of ours since December 2021. Mr. Finger is the manager and principal member of Alternative Sales Source, LLC, a real estate consulting firm that he founded in 2017.  Prior to founding Alternative Sales Source, LLC, Mr. Finger was active as the founder and principal shareholder of the related companies, Hyland Bay Systems, of which he was Chief Financial Officer, and Hyland Bay Realty, both of which he sold in 2016.  Mr. Finger also founded Cardinal Financial Services, Inc., a national commercial real estate mortgage brokerage firm that he operated for over 20 years until its sale in 2007.  Mr. Finger received his MBA in finance from Colombia University and holds a B.A. in biology from Boston University.

Mr. Finger’s business and financial experience and expertise qualify him to serve as one of our directors.

Susan Snow Ms. Snow has served as a director of ours since December 2021. From January 2018 until January 2022 Ms. Snow served as Senior VP, Operations at Redhorse, a consulting firm specializing in contacts and relationships with U.S. governmental agencies.  Previously, from May 2009 until January 2018, she was a principal at Transitional Finance Partners.  Ms. Snow has also served as a director of NeoVolta Inc. since July 2022. She began her professional career and earned her CPA at KPMG, where she spent 4 years before leaving for a Chief Financial Officer role in private industry.

Ms. Snow’s financial and corporate experience and expertise qualify her to serve as one of our directors.

Bruce S. Urdang, Esq. Mr. Urdang has served as a director of ours since December 2021. He is an attorney in private practice, having represented clients in real estate and business transactions, and commercial litigation, at the Law Offices of Bruce S. Urdang, J.D. since 1989. Mr. Urdang has also been a professor at Northern Arizona University’s School of Hotel and Restaurant Management since 1989. Mr. Urdang received his J.D. from St. John’s School of Law and holds a B.A. in political science from the State University of New York, Oneonta.

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

Delinquent Section 16(a) Reports

The were no persons who, at any time during the fiscal year ended December 31, 2024, was a director, executive officer, or beneficial owner of more than 10% of our common stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Item 11. Executive Compensation

The following table contains information concerning the compensation paid during our fiscal years ended December 31, 2024 and 2023 to Timothy Warbington, our Chief Executive Officer, and Donald Dickerson, our Chief Financial Officer, who served as our only executive officers during 2024 and 2023 (collectively, our “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)

Timothy Warbington	2024	339,000	-0-	247,500	587,220
Chief Executive Officer	2023	330,000	-0-	192,620	522,620

Donald Dickerson	2024	300,000	-0-	225,000	525,000
Chief Financial Officer	2023	300,000	-0-	167,250	467,250

(1)

Reflects the award of (i) an option to purchase 5,324 shares of common stock at an exercise price of $16.90 vesting over three years, awarded to Donald Dickerson in 2022, (ii) fully vested warrants to purchase (i) 1,000 shares of common stock at an exercise price of $150.00, awarded to Donald Dickerson in 2021, and (iii) an option to purchase 5,858 shares of common stock at an exercise price of $16.90 vesting over three years, awarded to Timothy Warbington in 2022.  The dollar figures represent the value of the awards at grant date as calculated under FASB ASC Topic 718.  Messrs. Warbington and Dickerson will not realize the estimated value of these awards in cash until these awards are exercised and sold. See Notes 3 and 4 to our audited financial statements for the year ended December 31, 2024 for the assumptions we made in the valuation of these options and warrants respectively.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2024, our Named Executive Officers had outstanding unexercised options as set forth below.  Our named Executive Officers did not have any unvested stock awards outstanding at December 31, 2024.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date ($)

Timothy Warbington (1)	4,394	1,464	16.90	February 9, 2032

Donald Dickerson (1)	3,993	1,331	16.90	February 9, 2032
(2)	1,000	-0-	150.00	July 15, 2031
(2)	2,000	-0-	20.00	December 28, 2030

(1)	These options vested 25% on the date of grant and vested 25% on each of the next three anniversaries of the date of grant.

(2)	These are warrants that were fully vested upon issuance.

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

Compensation of Directors

The following table shows certain information with respect to the compensation of all of our non-employee directors during our year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)	Option Awards (1) ($)	All other compensation ($)	Total ($)
Michael Finger	80,000	-0-	-0-	80,000
Susan Snow	120,000	-0-	-0-	120,000
Bruce Urdang	100,000	-0-	-0-	100,000

We have adopted a compensation program for non-employee directors under which each such director is paid an annual retainer of $80,000, plus $20,000 for each committee they chair. We may pay such amounts in a combination of cash and stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 15, 2025, as adjusted to reflect the sale of common stock offered by us in this offering, for:

•	each person, or group of affiliated persons, who we know to beneficially own more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors and director nominees; and

•	all of our executive officers and directors as a group.

The percentage of beneficial ownership information shown in the table is based on 2,585,532 shares of common stock currently outstanding.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of warrants that are either immediately exercisable or exercisable within 60 days of April 15, 2025. These shares are deemed to be outstanding and beneficially owned by the person holding those warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Names and Address of Individual or Identity of Group(1)	Number of Shares Beneficially Owned		Beneficial Ownership (%)
Officers and Directors
Timothy Warbington	40,762	(2)	1.6%
Donald Dickerson	8,341	(3)	*
Michael H. Finger	351		*
Susan Snow	-0-		*
Bruce S. Urdang	-0-		*
All Directors and Executive Officers as a Group (5 Persons)	49,454	(4)	1.9%

5% Holders
N/A

* Less than one percent.

(1)	Unless otherwise indicated, the business address of each officer and director of the Company is c/o Creative Medical Technology Holdings, Inc., 211 E. Osborn Road, Phoenix, AZ 85012.
(2)

Includes 22,695 shares beneficially owned by Creative Medical Health, Inc., of which Mr. Warbington serves as President and Chief Executive Officer, and currently exercisable options to purchase 5,858 shares of Common Stock.

(3)	Includes currently exercisable warrants to purchase 3,000 shares of Common Stock and currently exercisable options to purchase 5,324 shares of Common Stock.
(4)	Includes 3,000 shares that may be issued under currently exercisable warrants, and 11,182 shares that may be issued under currently exercisable options.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since January 1, 2023 to which we have been a party in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets as of December 31, 2024 and 2023, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

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

Item 14. Principal Accountant Fees and Services

The following table sets forth all fees accrued or paid to Haynie & Company, Salt Lake City, Utah, PCAOB ID 457, for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Audit Fees (1)	$82,172	$111,000
Audit-Related Fees (2)	$10,600	$-
Tax Fees	-	-
All Other Fees	-	-
Total	$92,772	$111,000

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

(2)	Audit-Related Fees consist of professional services rendered in connection the filing of Registration Statements on Form S-1 and Form S-3.

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

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

Date: April 25, 2025	By:	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: April 25, 2025	By:	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Timothy Warbington	Director & Chairman	April 25, 2025
Timothy Warbington

/s/ Donald Dickerson	Director	April 25, 2025
Donald Dickerson

/s/ Michael H. Finger	Director	April 25, 2025
Michael H. Finger

/s/ Susan Snow	Director	April 25, 2025
Susan Snow

/s/ Bruce S. Urdang	Director	April 25, 2025
Bruce S. Urdang

