Form 10-Q
period 2025-03-31
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2025-05-09
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 9, 2025, there were 2,585,532 shares of the registrant’s common stock outstanding.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash	$7,702,867	$5,940,402
Inventory	994	2,194
Prepaids and other current assets	140,150	192,707
Total Current Assets	7,844,011	6,135,303

OTHER ASSETS
Other assets	3,281	3,281
Licenses, net of amortization	499,982	530,559
TOTAL ASSETS	$8,347,274	$6,669,143

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$272,193	$273,530
Accrued expenses	-	39,920
Advances from related party	14,194	14,194
Total Current Liabilities	286,387	327,644

TOTAL LIABILITIES	286,387	327,644

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 25,000,000 shares authorized; 2,585,532 and 1,748,428 issued and 2,580,532 and 1,748,428 outstanding at March 31, 2025 and December 31, 2024, respectively	2,586	1,749
Additional paid-in capital	74,298,311	70,931,663
Accumulated deficit	(66,230,010)	(64,591,913)
Treasury stock, at cost, 5,000 and 0 shares as of March 31, 2025 and December 31, 2024, respectively	(10,000)	-
TOTAL STOCKHOLDERS’ EQUITY	8,060,887	6,341,499
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,347,274	$6,669,143

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024

Revenues	$3,000	$-

Cost of revenues	1,200	-

Gross profit	1,800	-

OPERATING EXPENSES
Research and development	743,304	422,392
Selling, general and administrative	888,397	671,484
Amortization of patent costs	30,577	29,271
TOTAL EXPENSES	1,662,278	1,123,147

Operating loss	(1,660,478)	(1,123,147)

OTHER INCOME/(EXPENSE)
Interest income	22,381	81,603
Total other income (expense)	22,381	81,603

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,638,097)	(1,041,544)

Provision for income taxes	-	-

NET LOSS	$(1,638,097)	$(1,041,544)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.83)	$(0.73)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	1,980,735	1,421,439

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,638,097)	$(1,041,544)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation	3,485	9,162
Amortization	30,577	29,271
Changes in assets and liabilities:
Inventory	1,200	-
Prepaids and other current assets	52,557	86,682
Accounts payable	(1,337)	19,565
Accrued Expenses	(39,920)	-
Net cash used in operating activities	(1,591,535)	(896,864)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of investments	-	6,520,191
Net cash provided by investing activities	-	6,520,191

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(10,000)	(82,796)
Proceeds from exercise of warrants, net of issuance costs	3,364,000	-
Net cash provided by (used in) financing activities	3,354,000	(82,796)

NET INCREASE IN CASH	1,762,465	5,540,531
BEGINNING CASH BALANCE	5,940,402	3,466,867
ENDING CASH BALANCE	$7,702,867	$9,007,398
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$-	$-
Cash payments for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity
December 31, 2024	1,748,428	$1,749	$70,931,663	$(64,591,913)	$-	$6,341,499

Proceeds from exercise of warrants	837,104	837	3,699,163	-	-	3,700,000
Offering costs	-	-	(336,000)	-	-	(336,000)
Purchase of treasury shares	-	-	-	-	(10,000)	(10,000)
Stock-based compensation	-	-	3,485	-	-	3,485
Net loss	-	-	-	(1,638,097)	-	(1,638,097)

March 31, 2025	2,585,532	$2,586	$74,298,311	$(66,230,010)	$(10,000)	$8,060,887

	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
December 31, 2023	1,431,126	$1,431	$69,711,749	$(59,098,432)	$(270,952)	$10,343,796

Purchase of treasury stock	-	-	-	-	(82,796)	(82,796)
Stock-based compensation	-	-	9,162	-	-	9,162
Net loss	-	-	-	(1,041,544)	-	(1,041,544)

March 31, 2024	1,431,126	$1,431	$69,720,911	$(60,139,976)	$(353,748)	$9,228,618

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Payments received for which the earnings process is not yet complete are deferred. As of March 31, 2025 and December 31, 2024, the Company had $0 and $40,000 deferred revenue, respectively.

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of March 31, 2025, and December 31, 2024, the Company had no outstanding derivative liabilities.

Basic and Diluted Income (Loss) Per Share – The Company follows Financial Accounting Standards Board (“FASB”) ASC 260 Earnings per Share to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During loss periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. During the three-months ended March 31, 2025 and 2024, the Company had options to purchase 11,183 shares of common stock and warrants to purchase 4,147,478 shares of common stock; however, the effects were anti-dilutive due to the net loss.

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

NOTE 2 – LICENSING AGREEMENTS

ED Patent – The Company acquired a patent from CMH, a related company on February 2, 2016, in exchange for 43,112 shares of CMTH common stock valued at $100,000. The patent expires in 2025 and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $2,493 was recorded for the three-months ended March 31, 2025, and 2024. As of March 31, 2025, the carrying value of the patent was $8,576. The Company expects to amortize $9,972 annually through 2026 related to the patent costs.

Multipotent Amniotic Fetal Stem Cells License Agreement - On August 25, 2016, CMT entered into a License Agreement dated August 25, 2016, with a university. This license agreement grants to CMT the exclusive right to all products derived from a patent for use of multipotent amniotic fetal stem cells composition of matter throughout the world during the period ending on the expiration date of the longest-lived patent rights under the patent. The license agreement also permits CMT to grant sublicenses. Under the terms of the license agreement, CMT is required to diligently develop, manufacture, and sell any products licensed under the agreement. CMT paid the University an initial license fee within 30 days of entering into the agreement. CMT is also required to pay annual license maintenance fees on each anniversary date of the agreement, which maintenance fees would be credited toward any earned royalties for any given period. The License Agreement provides for payment of various milestone payments and earned royalties on the net sales of licensed products by CMT or any sub licensee. CMT is also required to reimburse the University for any future costs associated with maintaining the patent. CMT may terminate the license agreement for any reason upon 90 days’ written notice and the University may terminate the agreement in the event CMT fails to meet its obligations set forth therein, unless the breach is cured within 30 days of the notice from the University specifying the breach. CMT is also obligated to indemnify the University against claims arising due to the exercise of the license by CMT or any sub licensee. As of March 31, 2025, no amounts are currently due to the University.

The Company estimates that the patent expires in February 2026 and has elected to amortize the patent through the period of expiration on a straight-line basis. Amortization expense of $293 was recorded for the three-months ended March 31, 2025, and 2024. As of March 31, 2025, the carrying value of the patent was $568. The Company expects to amortize the remaining $563 annually through February 2026 related to the patent costs.

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

The patent expires on May 19, 2027, and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $2,500 was recorded for the three-months ended March 31, 2025, and 2024. As of March 31, 2025, the carrying value of the initial patent license was $22,500. The Company expects to amortize approximately $10,000 annually through 2027 related to the patent costs.

The Company has elected to amortize the additional $300,000 associated with the patent over a ten-year period on a straight-line basis. Amortization expense of $11,485 was recorded for the three-months ended March 31, 2025, and 2024. As of March 31, 2025, the carrying value of the patent was $53,009. The Company expects to amortize approximately $46,000 annually through 2026 related to the patent costs.

The Company has elected to amortize the additional $100,000 associated with the filing of the IND with the FDA over a four-year period on a straight-line basis. Amortization expense of $2,463 was recorded for the three-months ended March 31, 2025, and $2,490 was recorded for the three-months ended March 31, 2024. As of March 31, 2025, the carrying value of the patent was $85,021 The Company expects to amortize approximately $25,000 annually through 2027 related to the patent costs.

The Company has elected to amortize the additional $200,000 associated with the dosing of the first patient over a three-year period on a straight-line basis. Amortization expense of $4,929 was recorded for the three-months ended March 31, 2025 and no amortization expense was recorded for the three-months ended March 31, 2024. As of March 31, 2025, the carrying value of the patent was $190,033. The Company expects to amortize approximately $20,000 annually through 2034 related to the patent costs.

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

The Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expenses of $6,250 were recorded for the three-months ended March 31, 2025, and 2024. As of March 31, 2025, the carrying value of the patent was $143,750. The Company expects to amortize approximately $25,000 annually through 2030 related to the patent costs.

The following is a rollforward of the Company’s licensing agreements for the three months ended March 31, 2025.

	Assets	Accumulated Amortization

Balances at December 31, 2024	$1,060,000	$(530,559)
Addition of new assets	-	-
Amortization	-	(30,577)
Balances at March 31, 2025	$1,060,000	$(561,136)

NOTE 3 – RELATED PARTY TRANSACTIONS

Series B Preferred Stock Purchase

On May 14, 2024, Timothy Warbington, our Chief Executive Officer, purchased one share of our newly designated Series B Preferred Stock for a purchase price of $100.  The Series B Preferred Stock had no voting rights other than the right to 100,000,000 votes on a proposal to approve an amendment to the Company’s Articles of Incorporation increasing the number of authorized shares of the Company’s common provided, however, that the Series B Preferred Stock would be voted in the same proportion as the votes cast by shares of common stock on the Share Increase Proposal. The share of Series B Preferred Stock was automatically redeemed when the Share Increase Proposal was approved.  The Series B Preferred Stock was not convertible into common stock.

NOTE 4 – STOCK-BASED COMPENSATION

On September 6, 2021, the Company’s Board of Directors, and holders of a majority of the voting power of the Company’s stockholders approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) and reserved 60,000 shares of common stock for the issuance of awards thereunder. The 2021 Plan provides for the granting to our employees, officers, directors, consultants, and advisors of performance awards payable in shares of common stock, stock options (non-statutory and incentive), restricted stock awards, stock appreciation rights (“SARs”), restricted share units (“RSUs”) and other stock-based awards. The purpose of the 2021 Plan is to secure for the Company and its stockholders the benefits arising from capital stock ownership by eligible participants who are expected to contribute to the Company’s future growth and success. As of March 31, 2025, stock options to purchase 11,183 common shares had been granted under the 2021 Plan.

During the three-months ended March 31, 2025 and 2024, the fair market value of the options was insignificant to the financial statements.

Since the expected life of the options was greater than the Company’s historical stock information available, the Company determined the expected volatility based on price fluctuations of comparable public companies.

There were no options issued during the three months ended March 31, 2025 and 2024.

Option activity for the three-months ended March 31, 2025, consists of the following:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2024	11,183	$83.96	7.11
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, March 31, 2025	11,183	$83.96	6.86
Vested, March 31, 2025	11,183	$83.96	6.86

In February 2022, we granted a total of 11,182 options to Timothy Warbington and Donald Dickerson at an exercise price of $16.90. The value of the options was determined to be $145,525 based upon the Black-Scholes method, see variables used below. During the three-month periods ended March 31, 2025 and 2024, the Company recorded $3,485 in stock-based compensation. As of March 31, 2025, all stock-based compensation has been accrued.

Inputs Used

Annual dividend yield	$-
Expected life (years)	6.5
Risk-free interest rate	0.81%
Expected volatility	92.95%
Common stock price	$16.90

NOTE 5 – STOCKHOLDERS’ EQUITY

Warrants

On March 6, 2025, we entered into warrant exercise inducement offer letters (the "Inducement Letters") with the holders (the "Holders") of warrants to purchase an aggregate of 837,104 shares of our Common Stock originally issued on October 23, 2024 (collectively, the "Existing Warrants"), pursuant to which the Holders agreed to exercise the Existing Warrants at their current exercise price of $4.42 per share, in exchange for our agreement to issue the Holders new warrants to purchase an aggregate of 1,674,208 shares of common stock (the "Inducement Warrants"). The Inducement Warrants have an exercise price of $3.75 per share, will not be considered granted and exercisable until we have obtained stockholder approval for the issuance of the shares of Common Stock underlying the Inducement Warrants, and will then be exercisable for a period of five years following the date we obtain such stockholder approval. Upon stockholder approval, the Company is expected to record a deemed dividend of approximately $3.9 million representing the difference between the fair market value of the Existing Warrants and Inducement Warrants on the date of the transaction.

The transaction closed on March 6, 2025, resulting in total net proceeds to the Company of approximately $3.7 million after deducting placement agent fees and other costs of the offering. The net proceeds received by the Company will be used for working capital and general corporate purposes.

Roth Capital Partners, LLC (“Roth”) acted as the Company’s financial advisor in connection with the transaction described above. Pursuant to a financial advisory agreement with Roth, the Company (i) paid Roth a financial advisory fee equal to 8% of the aggregate gross proceeds received from the exercise of the Existing Warrants, (ii) reimbursed Roth $40,000 for its legal expenses and (iii) issued Roth a warrant (the “Advisor Warrant”) to purchase 125,566 shares of common stock (being equal to 5.0% of the aggregate number of shares of common stock issuable upon exercise of the Existing Warrants and the Inducement Warrants). The Advisor Warrant has the same terms as the Inducement Warrants.

As of March 31, 2025, and 2024, warrants to purchase 4,147,478 and 2,284,932 shares of common stock were outstanding respectively.

Warrant activity, which includes the Inducement Warrants for presentation purposes, for the three months ended March 31, 2025 consists of the following:

	Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2024	3,184,808	$20.30	2.95
Issuances	1,799,774	3.75	-
Exercises	(837,104)	4.42	-
Outstanding, March 31, 2025	4,147,478	$16.32	3.37

Assumptions used in calculating the fair value of the warrants issued in 2025 were as follows:

Range of Inputs Used
Annual dividend yield	$-
Expected life (years)	5.0
Risk-free interest rate	4.04%
Expected volatility	166.00%
Common stock price	$4.56

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to Mar 31, 2025 the shareholders approved the warrant issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of operations. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024, and accompanying notes to these financial statements included in this report. All amounts are in U.S. dollars.

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

In June 2024, we announced that we had successfully generated human induced pluripotent stem cells (iPSCs)-derived islet cells that produce human insulin. We believe this development has the potential for not only clinical translation of the human Islet Cells, but also the stand-alone human insulin which is produced by these cells.

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

In November 2024, we announced the successful completion of an independent interim safety review by the Data Safety Monitoring Board (DSMB) of our CELZ-201 ADAPT clinical trial. The DSMB reviewed safety data from the first five dosed patients concluding that the trial may proceed as planned, underscoring the safety profile of CELZ-201 and supporting the advancement of this innovative therapy. This positive review follows the completion of a rigorous 30-day dose-limiting toxicity (DLT) assessment per patient, an important milestone as CELZ-201 moves closer to potentially transformative therapeutic outcomes for patients.

In January 2025, we announced promising initial data from the first cohort of the CELZ-201 ADAPT clinical trial. The first cohort of 10 participants (8 receiving CELZ-201-DDT and 2 receiving placebo) completed the study phase without any dose-limiting toxicities or serious adverse events. Blinded preliminary data suggest encouraging therapeutic potential in alleviating back pain and restoring functionality. Following a comprehensive safety review, the independent Data Safety Monitoring Board (DSMB) recommended the trial proceed to the next cohort as planned

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

We began treating the second cohort in this trial in the first quarter of 2025, with comprehensive data from subsequent cohorts guiding future clinical and regulatory plans.

On March 6, 2025, we entered into warrant exercise inducement offer letters (the "Inducement Letters") with the holders (the "Holders") of warrants to purchase an aggregate of 837,104 shares of our Common Stock originally issued on October 23, 2024 (collectively, the "Existing Warrants"), pursuant to which the Holders agreed to exercise the Existing Warrants at their current exercise price of $4.42 per share, in exchange for our agreement to issue the Holders new warrants to purchase an aggregate of 1,674,208 shares of common stock (the "Inducement Warrants"). The Inducement Warrants have an exercise price of $3.75 per share, will not be considered granted and exercisable until we have obtained stockholder approval for the issuance of the shares of Common Stock underlying the Inducement Warrants, and will then be exercisable for a period of five years following the date we obtain such stockholder approval.  The transaction closed on March 6, 2025, resulting in total net proceeds to the Company of approximately $3.7 million after deducting placement agent fees and other costs of the offering. Upon stockholder approval, the Company is expected to record a deemed dividend of approximately $3.9 million representing the difference between the fair market value of the Existing Warrants and Inducement Warrants on the date of the transaction.

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

Our principal executive offices are located at 211 E Osborn Road, Phoenix, AZ 85012.

Results of Operations – For the Three-months Periods Ended March 31, 2025, and 2024

Gross Revenue. There was $3,000 in revenue generated for the three-months ended March 31, 2025 in comparison with no in revenues for the comparable period a year ago.

Cost of Goods Sold. There was $1,200 in cost of goods sold for the three-months ended March 31, 2025 in comparison to no cost of goods sold for the comparable period a year ago.

Gross Profit/(Loss). There was $1,800 in gross profits for the three-months ended March 31, 2025 in comparison to no gross profit for the comparable period a year ago.

Selling, General and Administrative Expenses. General and administrative expenses for the three-months ended March 31, 2025, totaled $888,397, in comparison with $671,484 for the comparable period a year ago. The increase of $216,913, or 32% is primarily due to an increase of $130,851 in marketing expenses, timing of a $50,512 general liability insurance payment, and a $19,065 increase in computer and internet expenses.

Amortization Expenses. Amortization expenses for the three-months ended March 31, 2025 totaled $30,577 in comparison with $29,271 for the comparable period a year ago.

Research and Development Expenses. Research and development expenses for the three-months ended March 31, 2025, totaled $743,304 in comparison to $422,392 for the comparable period a year ago. The increase of $320,912, or 76% was primarily due to increases of $242,240 in general research and $176,629 associated with the CELZ-201 ADAPT Chronic Lower Back Pain clinical trial offset by a decrease of $42,708 on the CELZ-201 CREATE-1 Type II diabetes trial.

Operating Loss. For the reasons stated above, our operating loss for the three-months ended March 31, 2025, was $1,660,478 in comparison with $1,123,147 for the comparable period a year ago.

Other Income. Other income for the three-months ended March 31, 2025, totaled $22,381 in comparison with $81,603 for the comparable period a year ago. The decreased income of $59,222 is due to lower short-term investment balances.

Net Income/Loss. For the reasons stated above, our net loss for the three-months ended March 31, 2025, was $1,638,097 in comparison with a net loss of $1,041,544 for the comparable period a year ago.

Liquidity and Capital Resources

As of March 31, 2025, we had $7,702,867 of available cash, certificates of deposit and US Treasuries and positive working capital of approximately $7,557,624. In comparison, as of December 31, 2024, we had $5,940,402 of available cash, certificates of deposit and US Treasuries and positive working capital of $5,807,659.

Cash Flows

Net Cash used in Operating Activities. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was $1,591,535 for the three-months ended March 31, 2025, in comparison to $896,864 for the comparable period a year ago, an increase of $694,671 or 77%. The increase in cash used in operations was primarily related to an increase in research and development investments and corporate marketing.

Net Cash Received From Investing Activities. There was no cash received or spent in investing activities during the three-months ended March 31, 2025, in comparison to $6,520,191 of cash received from net redemptions of certificates of deposit for the comparable period a year ago.

Net Cash from Financing Activities.

Cash received in financing activities for the three-months ended March 31, 2025 was $3,354,000 in proceeds from the exercise of warrants net of issuance costs, in comparison to $82,796 in cash spent from the purchase of treasury stock for the comparable period a year ago.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On June 12, 2023, we announced that our Board of Directors authorized a share repurchase program for the repurchase of up to $2 million of our common stock (the “Repurchase Plan).  Purchases under the Repurchase Plan commenced in August 2023.  The following table provides information about our monthly share repurchases for the three months ended March 31, 2025, which consisted solely of repurchases under the Repurchase Plan.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2025 – March 31, 2025	5,000	$2.00	106,250	$1,549,084

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

Creative Medical Technology Holdings, Inc.

Date: May 9, 2025	By	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2025	By	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial Officer)

