Form 10-Q
period 2025-06-30
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2025-08-08
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, there were 2,580,532 shares of the registrant’s common stock outstanding.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash	$6,544,120	$5,940,402
Inventory	994	2,194
Prepaids and other current assets	87,593	192,707
Total Current Assets	6,632,707	6,135,303

OTHER ASSETS
Other assets	3,281	3,281
Licenses, net of amortization	469,240	530,559
TOTAL ASSETS	$7,105,228	$6,669,143

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$263,450	$273,530
Accrued expenses	-	39,920
Advances from related party	14,194	14,194
Total Current Liabilities	277,644	327,644

TOTAL LIABILITIES	277,644	327,644

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 outstanding at June 30, 2025 and December 31, 2024	-	-
Common stock, $0.001 par value, 25,000,000 shares authorized; 2,585,532 and 1,748,428 issued and 2,580,532 and 1,748,428 outstanding at June 30, 2025 and December 31, 2024, respectively	2,586	1,749
Additional paid-in capital	74,298,311	70,931,663
Accumulated deficit	(67,463,313)	(64,591,913)
Treasury stock, at cost, 5,000 and 0 shares as of June 30, 2025 and December 31, 2024, respectively	(10,000)	-
TOTAL STOCKHOLDERS' EQUITY	6,827,584	6,341,499
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,105,228	$6,669,143

The accompanying notes are an integral part of these condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024

Revenues	$-	$8,000	$3,000	$8,000

Cost of revenues	-	3,200	1,200	3,200

Gross profit	-	4,800	1,800	4,800

OPERATING EXPENSES
Research and development	501,261	924,749	1,244,565	1,347,141
Selling, general and administrative	731,517	676,086	1,619,914	1,347,570
Amortization of patent costs	30,742	29,271	61,319	58,542
TOTAL EXPENSES	1,263,520	1,630,106	2,925,798	2,753,253

Operating loss	(1,263,520)	(1,625,306)	(2,923,998)	(2,748,453)

OTHER INCOME/(EXPENSE)
Interest income	30,217	67,578	52,598	149,181
Total other income (expense)	30,217	67,578	52,598	149,181

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,233,303)	(1,557,728)	(2,871,400)	(2,599,272)

Provision for income taxes	-	-	-	-

NET LOSS	$(1,233,303)	$(1,557,728)	$(2,871,400)	$(2,599,272)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.48)	$(1.11)	$(1.26)	$(1.84)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	2,580,532	1,405,208	2,282,290	1,413,324

The accompanying notes are an integral part of these condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,871,400)	$(2,599,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,485	18,324
Amortization	61,319	58,542
Changes in assets and liabilities:
Inventory	1,200	3,200
Prepaids and other current assets	105,114	148,160
Accounts payable	(10,080)	4,878
Accrued expenses	(39,920)	-
Net cash used in operating activities	(2,750,282)	(2,366,168)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of investments	-	6,520,191
Net cash provided by investing activities	-	6,520,191

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(10,000)	(149,514)
Proceeds from exercise of warrants, net of issuance costs	3,364,000	-
Proceeds from sale of Series B preferred stock	-	100
Net cash provided by (used in) financing activities	3,354,000	(149,414)

NET INCREASE IN CASH	603,718	4,004,609
BEGINNING CASH BALANCE	5,940,402	3,466,867
ENDING CASH BALANCE	$6,544,120	$7,471,476

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$-	$-
Cash payments for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
December 31, 2024	1,748,428	$1,749	$70,931,663	$(64,591,913)	$-	$6,341,499

Proceeds from exercise of warrants	837,104	837	3,699,163	-	-	3,700,000
Offering costs	-	-	(336,000)	-	-	(336,000)
Purchase of treasury shares	-	-	-	-	(10,000)	(10,000)
Stock-based compensation	-	-	3,485	-	-	3,485
Net loss	-	-	-	(2,871,400)	-	(2,871,400)

June 30, 2025	2,585,532	$2,586	$74,298,311	$(67,463,313)	$(10,000)	$6,827,584

	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
March 31, 2025	2,585,532	$2,586	$74,298,311	$(66,230,010)	$(10,000)	$8,060,887

Net loss	-	-	-	(1,233,303)	-	(1,233,303)

June 30, 2025	2,585,532	$2,586	$74,298,311	$(67,463,313)	$(10,000)	$6,827,584

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Equity
December 31, 2023	-	$-	1,431,126	$1,431	$69,711,749	$(59,098,432)	$(270,952)	$10,343,796

Purchase of treasury stock	-	-	-	-	-	-	(149,514)	(149,514)
Stock-based compensation	-	-	-	-	18,324	-	-	18,324
Issuance of Series B preferred stock	1	100	-	-	-	-	-	100
Net loss	-	-	-	-	-	(2,599,272)	-	(2,599,272)

June 30, 2024	1	$100	1,431,126	$1,431	$69,730,073	$(61,697,704)	$(420,466)	$7,613,434

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Equity
March 31, 2024	-	$-	1,431,126	$1,431	$69,720,911	$(60,139,976)	$(353,748)	$9,228,618

Purchase of treasury stock	-	-	-	-	-	-	(66,718)	(66,718)
Stock-based compensation	-	-	-	-	9,162	-	-	9,162
Issuance of Series B preferred stock	1	100	-	-	-	-	-	100
Net loss	-	-	-	-	-	(1,557,728)	-	(1,557,728)

June 30, 2024	1	$100	1,431,126	$1,431	$69,730,073	$(61,697,704)	$(420,466)	$7,613,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Payments received for which the earnings process is not yet complete are deferred. As of June 30, 2025 and December 31, 2024, the Company had $0 and $40,000 deferred revenue, respectively.

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of June 30, 2025, and December 31, 2024, the Company had no outstanding derivative liabilities.

Basic and Diluted Income (Loss) Per Share – The Company follows Financial Accounting Standards Board (“FASB”) ASC 260 Earnings per Share to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During loss periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. During the three and six-months ended June 30, 2025, the Company had options to purchase 11,183 shares of common stock and warrants to purchase 4,147,478 shares of common stock; however, the effects were anti-dilutive due to the net loss. During the six-months ended June 30, 2024, the Company had options to purchase 11,183 shares of common stock and warrants to purchase 2,284,932 shares of common stock; however, the effects were anti-dilutive due to the net loss.

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

NOTE 2 – LICENSING AGREEMENTS

ED Patent – The Company acquired a patent from CMH, a related company on February 2, 2016, in exchange for 43,112 shares of CMTH common stock valued at $100,000. The patent expires in 2025 and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $4,986 was recorded for the six-months ended June 30, 2025, and 2024. As of June 30, 2025, the carrying value of the patent was $6,083. The Company expects to amortize the remaining $6,083 through 2026 related to the patent costs.

Multipotent Amniotic Fetal Stem Cells License Agreement - On August 25, 2016, CMT entered into a License Agreement dated August 25, 2016, with a university. This license agreement grants to CMT the exclusive right to all products derived from a patent for use of multipotent amniotic fetal stem cells composition of matter throughout the world during the period ending on the expiration date of the longest-lived patent rights under the patent. The license agreement also permits CMT to grant sublicenses. Under the terms of the license agreement, CMT is required to diligently develop, manufacture, and sell any products licensed under the agreement. CMT paid the University an initial license fee within 30 days of entering into the agreement. CMT is also required to pay annual license maintenance fees on each anniversary date of the agreement, which maintenance fees would be credited toward any earned royalties for any given period. The License Agreement provides for payment of various milestone payments and earned royalties on the net sales of licensed products by CMT or any sub licensee. CMT is also required to reimburse the University for any future costs associated with maintaining the patent. CMT may terminate the license agreement for any reason upon 90 days’ written notice and the University may terminate the agreement in the event CMT fails to meet its obligations set forth therein, unless the breach is cured within 30 days of the notice from the University specifying the breach. CMT is also obligated to indemnify the University against claims arising due to the exercise of the license by CMT or any sub licensee. As of June 30, 2025, no amounts are currently due to the University.

The Company estimates that the patent expires in February 2026 and has elected to amortize the patent through the period of expiration on a straight-line basis. Amortization expense of $586 was recorded for the six-months ended June 30, 2025, and 2024. As of June 30, 2025, the carrying value of the patent was $275. The Company expects to amortize the remaining $275 through September 2025 related to the patent costs.

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

The patent expires on May 19, 2027, and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $5,267 and $5,000 were recorded for the six-months ended June 30, 2025 and 2024 respectively. As of June 30, 2025, the carrying value of the initial patent license was $19,733. The Company expects to amortize approximately $10,000 annually through 2026 related to the patent costs.

The Company has elected to amortize the additional $300,000 associated with the patent over a ten-year period on a straight-line basis. Amortization expense of $22,970 was recorded for the six-months ended June 30, 2025, and 2024. As of June 30, 2025, the carrying value of the patent was $41,524. The Company expects to amortize the remaining $41,524 through 2026 related to the patent costs.

The Company has elected to amortize the additional $100,000 associated with the filing of the IND with the FDA over a four-year period on a straight-line basis. Amortization expense of $5,119 was recorded for the six-months ended June 30, 2025, and $4,981 was recorded for the six-months ended June 30, 2024. As of June 30, 2025, the carrying value of the patent was $79,055 The Company expects to amortize approximately $10,000 annually through 2033 related to the patent costs.

The Company has elected to amortize the additional $200,000 associated with the dosing of the first patient over a three-year period on a straight-line basis. Amortization expense of $9,912 was recorded for the six-months ended June 30, 2025 and no amortization expense was recorded for the six-months ended June 30, 2024. As of June 30, 2025, the carrying value of the patent was $185,049. The Company expects to amortize approximately $20,000 annually through 2034 related to the patent costs.

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

The Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expenses of $12,479 and $12,500 were recorded for the six-months ended June 30, 2025, and 2024, respectively. As of June 30, 2025, the carrying value of the patent was $137,521. The Company expects to amortize approximately $25,000 annually through 2030 related to the patent costs.

The following is a rollforward of the Company’s licensing agreements for the six-months ended June 30, 2025.

	Assets	Accumulated Amortization

Balances at December 31, 2024	$1,060,000	$(529,441)
Addition of new assets	-	-
Amortization	-	(61,319)
Balances at June 30, 2025	$1,060,000	$(590,760)

NOTE 3 – RELATED PARTY TRANSACTIONS

Series B Preferred Stock Purchase

On May 14, 2024, Timothy Warbington, our Chief Executive Officer, purchased one share of our newly designated Series B Preferred Stock for a purchase price of $100.  The Series B Preferred Stock had no voting rights other than the right to 100,000,000 votes on a proposal to approve an amendment to the Company’s Articles of Incorporation increasing the number of authorized shares of the Company’s common stock (the “Share Increase Proposal”);  provided, however, that the Series B Preferred Stock would be voted in the same proportion as the votes cast by shares of common stock on the Share Increase Proposal. The share of Series B Preferred Stock was automatically redeemed when the Share Increase Proposal was approved on December 9, 2024.  The Series B Preferred Stock was not convertible into common stock.

NOTE 4 – STOCK-BASED COMPENSATION

On September 6, 2021, the Company’s Board of Directors, and holders of a majority of the voting power of the Company’s stockholders approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) and reserved 60,000 shares of common stock for the issuance of awards thereunder. The 2021 Plan provides for the granting to our employees, officers, directors, consultants, and advisors of performance awards payable in shares of common stock, stock options (non-statutory and incentive), restricted stock awards, stock appreciation rights (“SARs”), restricted share units (“RSUs”) and other stock-based awards. The purpose of the 2021 Plan is to secure for the Company and its stockholders the benefits arising from capital stock ownership by eligible participants who are expected to contribute to the Company’s future growth and success. As of June 30, 2025, stock options to purchase 11,183 common shares had been granted under the 2021 Plan.

During the six-months ended June 30, 2025 and 2024, the fair market value of the options was insignificant to the financial statements.

Since the expected life of the options was greater than the Company’s historical stock information available, the Company determined the expected volatility based on price fluctuations of comparable public companies.

There were no options issued during the six-months ended June 30, 2025 and 2024.

Option activity for the six-months ended June 30, 2025, consists of the following:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2024	11,183	$83.96	7.11
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, June 30, 2025	11,183	$83.96	6.61
Vested, June 30, 2025	11,183	$83.96	6.61

In February 2022, we granted a total of 11,183 options to Timothy Warbington and Donald Dickerson at an exercise price of $16.90. The value of the options was determined to be $145,525 based upon the Black-Scholes method, see variables used below. During the six-month periods ended June 30, 2025 and 2024, the Company recorded $3,485 in stock-based compensation. As of June 30, 2025, all stock-based compensation has been expensed.

Inputs Used

Annual dividend yield	$-
Expected life (years)	6.5
Risk-free interest rate	0.81%
Expected volatility	92.95%
Common stock price	$16.90

NOTE 5 – STOCKHOLDERS’ EQUITY

Share Repurchase Program

On June 12, 2023, the Company announced that its Board of Directors has approved a share repurchase program. The program authorizes the Company to repurchase up to $2 million of its shares of common stock, in the open market or through privately negotiated transactions, in accordance with applicable securities laws and other restrictions. The manner, timing and amount of any purchase will be based on an evaluation of market conditions, the Company’s stock price and other factors. The program has no termination date, may be suspended or discontinued at any time, and does not obligate the Company to acquire any particular number of shares of common stock. During the six months ended June 30, 2025, the Company repurchased a total of 5,000 shares under this program for a total purchase price of $10,000, which are recorded as Treasury stock as of June 30, 2025.

Warrants

On March 6, 2025, we entered into warrant exercise inducement offer letters (the "Inducement Letters") with the holders (the "Holders") of warrants to purchase an aggregate of 837,104 shares of our Common Stock originally issued on October 23, 2024 (collectively, the "Existing Warrants"), pursuant to which the Holders agreed to exercise the Existing Warrants at their current exercise price of $4.42 per share, in exchange for our agreement to issue the Holders new warrants to purchase an aggregate of 1,674,208 shares of common stock (the "Inducement Warrants"). The Inducement Warrants have an exercise price of $3.75 per share, became granted and exercisable when we obtained stockholder approval for the issuance of the shares of Common Stock underlying the Inducement Warrants on May 5, 2025, and are exercisable for a period of five years following the approval date. As the Inducement Warrants were considered offering costs, the Company has recorded both an increase and decrease to additional paid-in capital of approximately $3.9 million representing the difference between the fair market value of the Existing Warrants and Inducement Warrants on the date of the transaction. There was no net impact on total equity as a result.

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

As of June 30, 2025, and 2024, warrants to purchase 4,147,478 and 2,284,932 shares of common stock were outstanding respectively.

Warrant activity, which includes the Inducement Warrants for presentation purposes, for the six-months ended June 30, 2025 consists of the following:

	Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2024	3,184,808	$20.30	2.95
Issuances	1,799,774	3.75	-
Exercises	(837,104)	4.42	-
Outstanding, June 30, 2025	4,147,478	$16.32	3.12

Assumptions used in calculating the fair value of the warrants issued in 2025 were as follows:

Range of Inputs Used
Annual dividend yield	$-
Expected life (years)	5.0
Risk-free interest rate	4.04%
Expected volatility	166.00%
Common stock price	$4.56

NOTE 6 – SUBSEQUENT EVENTS

There were no material subsequent events.

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

In October 2023, we filed for and received approval from an institutional review board (IRB) to proceed with the Phase I/II clinical trial for the treatment of chronic lower back pain with its AlloStemSpine® procedure using AlloStem™ (CELZ-201-DDT ADAPT) cell therapy. The clinical trial is registered on www.clinicaltrials.gov. From November 2023 through July 2024, we:

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

We completed dosing the second cohort of 10 patients (total of 20 to-date) in this trial in the second quarter of 2025.  Additional comprehensive data from the second and third cohorts will guide future clinical and regulatory plans.

On March 6, 2025, we entered into warrant exercise inducement offer letters (the "Inducement Letters") with the holders (the "Holders") of warrants to purchase an aggregate of 837,104 shares of our Common Stock originally issued on October 23, 2024 (collectively, the "Existing Warrants"), pursuant to which the Holders agreed to exercise the Existing Warrants at their current exercise price of $4.42 per share, in exchange for our agreement to issue the Holders new warrants to purchase an aggregate of 1,674,208 shares of common stock (the "Inducement Warrants"). The Inducement Warrants have an exercise price of $3.75 per share, became granted and exercisable when we obtained stockholder approval for the issuance of the shares of Common Stock underlying the Inducement Warrants on May 5, 2025, and are exercisable for a period of five years following approval date.  The transaction closed on March 6, 2025, resulting in total net proceeds to the Company of approximately $3.7 million after deducting placement agent fees and other costs of the offering. Following stockholder approval, the Company recorded a value of approximately $3.9 million, representing the difference between the fair market value of the Existing Warrants and Inducement Warrants on the date of the transaction, as both an increase and decrease to additional paid-in capital, for no net impact, as the Inducement Warrants were considered offering costs.

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

Our principal executive offices are located at 211 E Osborn Road, Phoenix, AZ 85012.

Results of Operations – For the Three-month Periods Ended June 30, 2025, and 2024

Gross Revenue. There was no revenue generated for the three-months ended June 30, 2025 in comparison with $8,000 in revenues for the comparable period a year ago.

Cost of Goods Sold. There was no cost of goods sold for the three-months ended June 30, 2025 in comparison with $3,200 in cost of goods sold for the comparable period a year ago.

Gross Profit/(Loss). There were no gross profits for the three-months ended June 30, 2025 in comparison with $4,800 in gross profits for the comparable period a year ago.

Selling, General and Administrative Expenses. General and administrative expenses for the three-months ended June 30, 2025, totaled $731,517, in comparison with $676,086 for the comparable period a year ago. The increase of $55,431, or 8% is primarily due to an increase of $38,362 in marketing expenses, and a $21,454 increase in public company expenses.

Amortization Expenses. Amortization expenses for the three-months ended June 30, 2025 totaled $30,742 in comparison with $29,271 for the comparable period a year ago.

Research and Development Expenses. Research and development expenses for the three-months ended June 30, 2025, totaled $501,261 in comparison to $924,749 for the comparable period a year ago. The decrease of $423,488, or 46% was primarily due to a decrease of $411,270 in general research and development associated with the timing of efforts with our industry partners.

Operating Loss. For the reasons stated above, our operating loss for the three-months ended June 30, 2025, was $1,263,520 in comparison with $1,625,306 for the comparable period a year ago.

Other Income. Other income for the three-months ended June 30, 2025, totaled $30,217 in comparison with $67,578 for the comparable period a year ago. The decreased income of $37,361 is primarily due to lower short-term investment balances.

Net Income/Loss. For the reasons stated above, our net loss for the three-months ended June 30, 2025, was $1,233,303 in comparison with a net loss of $1,557,728 for the comparable period a year ago.

Results of Operations – For the Six-month Periods Ended June 30, 2025, and 2024

Gross Revenue. There was $3,000 in revenue generated for the six-months ended June 30, 2025 in comparison with $8,000 in revenues for the comparable period a year ago.

Cost of Goods Sold. There was $1,200 in cost of goods sold for the six-months ended June 30, 2025 in comparison with $3,200 in cost of goods sold for the comparable period a year ago.

Gross Profit/(Loss). There was $1,800 in gross profits for the six-months ended June 30, 2025 in comparison with $4,800 in gross profits for the comparable period a year ago.

Selling, General and Administrative Expenses. General and administrative expenses for the six-months ended June 30, 2025, totaled $1,619,914, in comparison with $1,347,570 for the comparable period a year ago. The increase of $272,344, or 20% is primarily due to an increase of $169,213 in marketing expenses, timing of a $50,512 general liability contract renewal, and a $37,243 increase in legal expenses.

Amortization Expenses. Amortization expenses for the six-months ended June 30, 2025 totaled $61,319 in comparison with $58,542 for the comparable period a year ago.

Research and Development Expenses. Research and development expenses for the six-months ended June 30, 2025, totaled $1,244,565 in comparison to $1,347,141 for the comparable period a year ago. The decrease of $102,576, or 8% was primarily due to an increase of $280,333 on the AlloStemSpine® Chronic Lower Back Pain (CELZ-201 ADAPT) trial as we continue to recruit and dose study subjects, offset by a $466,520 reduction in general research and development associated with the timing of efforts with our industry partners and a reduction of $149,729 in expenses associated with the Type I Diabetes (CELZ-201 CREATE-1) clinical trial.

Operating Loss. For the reasons stated above, our operating loss for the six-months ended June 30, 2025, was $2,923,998 in comparison with $2,748,453 for the comparable period a year ago.

Other Income. Other income for the six-months ended June 30, 2025, totaled $52,598 in comparison with $149,181 for the comparable period a year ago. The decreased income of $96,583 is primarily due to lower short-term investment balances.

Net Income/Loss. For the reasons stated above, our net loss for the six-months ended June 30, 2025, was $2,871,400 in comparison with a net loss of $2,599,272 for the comparable period a year ago.

Liquidity and Capital Resources

As of June 30, 2025, we had $6,544,120 of available cash and US Treasuries and positive working capital of approximately $6,355,063. In comparison, as of December 31, 2024, we had $5,940,402 of available cash, certificates of deposit and US Treasuries and positive working capital of $5,807,659.

Cash Flows

Net Cash used in Operating Activities. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was $2,750,282 for the six-months ended June 30, 2025, in comparison to $2,366,168 for the comparable period a year ago, an increase of $384,114 or 16%. The increase in cash used in operations was primarily related to an increase in research and development investments and corporate marketing.

Net Cash Received From Investing Activities. There was no cash received or spent in investing activities during the six-months ended June 30, 2025, in comparison to $6,520,191 of cash received from net redemptions of certificates of deposit for the comparable period a year ago.

Net Cash from Financing Activities.

Cash received in financing activities for the six-months ended June 30, 2025 was $3,354,000 in proceeds from the exercise of warrants net of issuance costs, in comparison to $149,414 in cash spent from the purchase of treasury stock for the comparable period a year ago.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On June 12, 2023, we announced that our Board of Directors authorized a share repurchase program for the repurchase of up to $2 million of our common stock (the “Repurchase Plan).  Purchases under the Repurchase Plan commenced in August 2023.  There were no share repurchases for the three months ended June 30, 2025.

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

Creative Medical Technology Holdings, Inc.

Date: August 8, 2025	By	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2025	By	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial Officer)

