Form 10-Q
period 2025-09-30
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2025-11-07
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 1, 2025, there were 2,580,532 shares of the registrant’s common stock outstanding.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash	$5,375,511	$5,940,402
Inventory	994	2,194
Prepaids and other current assets	35,036	192,707
Total Current Assets	5,411,541	6,135,303

OTHER ASSETS
Other assets	3,281	3,281
Licenses, net of amortization	438,181	530,559
TOTAL ASSETS	$5,853,003	$6,669,143

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$247,159	$273,530
Accrued expenses	-	39,920
Advances from related party	14,194	14,194
Total Current Liabilities	261,353	327,644

TOTAL LIABILITIES	261,353	327,644

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized at September 30, 2025 and December 31, 2024	-	-
Common stock, $0.001 par value, 25,000,000 shares authorized; 2,585,532 and 1,748,428 issued and 2,580,532 and 1,748,428 outstanding at September 30, 2025 and December 31, 2024, respectively	2,586	1,749
Additional paid-in capital	74,298,311	70,931,663
Accumulated deficit	(68,699,247)	(64,591,913)
Treasury stock, at cost, 5,000 and 0 shares as of September 30, 2025 and December 31, 2024, respectively	(10,000)	-
TOTAL STOCKHOLDERS' EQUITY	5,591,650	6,341,499
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,853,003	$6,669,143

The accompanying notes are an integral part of these condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024

Revenues	$-	$-	$3,000	$8,000

Cost of revenues	-	-	1,200	3,200

Gross profit	-	-	1,800	4,800

OPERATING EXPENSES
Research and development	465,154	581,796	1,709,719	1,928,937
Selling, general and administrative	776,821	498,607	2,396,735	1,846,177
Amortization of patent costs	31,059	29,271	92,378	87,813
TOTAL EXPENSES	1,273,034	1,109,674	4,198,832	3,862,927

Operating loss	(1,273,034)	(1,109,674)	(4,197,032)	(3,858,127)

OTHER INCOME/(EXPENSE)
Interest income	37,100	69,539	89,698	218,720
Total other income (expense)	37,100	69,539	89,698	218,720

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,235,934)	(1,040,135)	(4,107,334)	(3,639,407)

Provision for income taxes	-	-	-	-

NET LOSS	$(1,235,934)	$(1,040,135)	$(4,107,334)	$(3,639,407)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.48)	$(0.75)	$(1.72)	$(2.59)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	2,580,532	1,392,284	2,282,290	1,406,259

The accompanying notes are an integral part of these condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,107,334)	$(3,639,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,485	27,486
Amortization	92,378	87,813
Changes in assets and liabilities:
Inventory	1,200	3,200
Prepaids and other current assets	157,671	209,638
Accounts payable	(26,371)	(43,486)
Accrued expenses	(39,920)	3,000
Net cash used in operating activities	(3,918,891)	(3,351,756)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of investments	-	6,520,191
Payment of patent purchase obligation - related party	-	(200,000)
Net cash provided by investing activities	-	6,320,191

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(10,000)	(174,964)
Proceeds from exercise of warrants, net of issuance costs	3,364,000	-
Proceeds from sale of Series B preferred stock	-	100
Net cash provided by (used in) financing activities	3,354,000	(174,864)

NET CHANGE IN CASH	(564,891)	2,793,571
BEGINNING CASH BALANCE	5,940,402	3,466,867
ENDING CASH BALANCE	$5,375,511	$6,260,438

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$-	$-
Cash payments for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
December 31, 2024	1,748,428	$1,749	$70,931,663	$(64,591,913)	$-	$6,341,499

Proceeds from exercise of warrants	837,104	837	3,699,163	-	-	3,700,000
Offering costs	-	-	(336,000)	-	-	(336,000)
Purchase of treasury shares	-	-	-	-	(10,000)	(10,000)
Stock-based compensation	-	-	3,485	-	-	3,485
Net loss	-	-	-	(4,107,334)	-	(4,107,334)

September 30, 2025	2,585,532	$2,586	$74,298,311	$(68,699,247)	$(10,000)	$5,591,650

	Common Stock		Additional Paid- in	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
June 30, 2025	2,585,532	$2,586	$74,298,311	$(67,463,313)	$(10,000)	$6,827,584

Net loss	-	-	-	(1,235,934)	-	(1,235,934)

September 30, 2025	2,585,532	$2,586	$74,298,311	$(68,699,247)	$(10,000)	$5,591,650

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Equity
December 31, 2023	-	$-	1,431,126	$1,431	$69,711,749	$(59,098,432)	$(270,952)	$10,343,796

Purchase of treasury stock	-	-	-	-	-	-	(174,964)	(174,964)
Stock-based compensation	-	-	-	-	27,486	-	-	27,486
Issuance of Series B preferred stock	1	100	-	-	-	-	-	100
Net loss	-	-	-	-	-	(3,639,407)	-	(3,639,407)

September 30, 2024	1	$100	1,431,126	$1,431	$69,739,235	$(62,737,839)	$(445,916)	$6,557,011

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Equity
June 30, 2024	1	$100	1,431,126	$1,431	$69,730,073	$(61,697,704)	$(420,466)	$7,613,434

Purchase of treasury stock	-	-	-	-	-	-	(25,450)	(25,450)
Stock-based compensation	-	-	-	-	9,162	-	-	9,162
Issuance of Series B preferred stock	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(1,040,135)	-	(1,040,135)

September 30, 2024	1	$100	1,431,126	$1,431	$69,739,235	$(62,737,839)	$(445,916)	$6,557,011

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Payments received for which the earnings process is not yet complete are deferred. As of September 30, 2025 and December 31, 2024, the Company had $0 and $40,000 of deferred revenue, respectively.

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of September 30, 2025, and December 31, 2024, the Company had no outstanding derivative liabilities.

Basic and Diluted Income (Loss) Per Share – The Company follows Financial Accounting Standards Board (“FASB”) ASC 260 Earnings per Share to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During loss periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. During the three and nine-months ended September 30, 2025, the Company had options to purchase 11,183 shares of common stock and warrants to purchase 4,147,478 shares of common stock; however, the effects were anti-dilutive due to the net loss. During the three and nine-months ended September 30, 2024, the Company had options to purchase 11,183 shares of common stock and warrants to purchase 2,284,932 shares of common stock; however, the effects were anti-dilutive due to the net loss.

Inventories – Inventories are valued on a cost basis. The cost of inventories is determined on a first-in, first-out basis.

Recent Accounting Pronouncements – The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements, other than discussed below, will have a significant effect on its financial statements.

In November 2024, the FASB issued guidance that requires the disclosure of additional information related to certain costs and expenses, including amounts of inventory purchases, employee compensation, and depreciation and amortization included in each income statement line item. The guidance also requires disclosure of the total amount of selling expenses and the Company’s definition of selling expenses. The guidance is effective for the Company for annual filings for the year ended December 31, 2027 and for interim periods within the year ended December 31, 2028. The Company is currently assessing the impacts of the new guidance on its financial statement disclosures.

NOTE 2 – LICENSING AGREEMENTS

ED Patent – The Company acquired a patent from CMH, a related company on February 2, 2016, in exchange for 43,112 shares of CMTH common stock valued at $100,000. The patent expires in 2025 and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $7,507 and $7,479 was recorded for the nine-months ended September 30, 2025, and 2024, respectively. As of September 30, 2025, the carrying value of the patent was $3,562. The Company expects to amortize the remaining $3,562 through 2026 related to the patent costs.

Multipotent Amniotic Fetal Stem Cells License Agreement - On August 25, 2016, CMT entered into a License Agreement dated August 25, 2016, with a university. This license agreement grants to CMT the exclusive right to all products derived from a patent for use of multipotent amniotic fetal stem cells composition of matter throughout the world during the period ending on the expiration date of the longest-lived patent rights under the patent. The license agreement also permits CMT to grant sublicenses. Under the terms of the license agreement, CMT is required to diligently develop, manufacture, and sell any products licensed under the agreement. CMT paid the University an initial license fee within 30 days of entering into the agreement. CMT is also required to pay annual license maintenance fees on each anniversary date of the agreement, which maintenance fees would be credited toward any earned royalties for any given period. The License Agreement provides for payment of various milestone payments and earned royalties on the net sales of licensed products by CMT or any sub licensee. CMT is also required to reimburse the University for any future costs associated with maintaining the patent. CMT may terminate the license agreement for any reason upon 90 days’ written notice and the University may terminate the agreement in the event CMT fails to meet its obligations set forth therein, unless the breach is cured within 30 days of the notice from the University specifying the breach. CMT is also obligated to indemnify the University against claims arising due to the exercise of the license by CMT or any sub licensee. As of September 30, 2025, no amounts are currently due to the University.

The Company estimates that the patent expires in February 2026 and has elected to amortize the patent through the period of expiration on a straight-line basis. Amortization expense of $861 and $879 were recorded for the nine-months ended September 30, 2025, and 2024 respectively. As of September 30, 2025, the carrying value of the patent was $0. The Company has expensed all expenses related to the patent costs.

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

The patent expires on May 19, 2027, and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $8,064 and $7,500 were recorded for the nine-months ended September 30, 2025 and 2024 respectively. As of September 30, 2025, the carrying value of the initial patent license was $16,936. The Company expects to amortize the remaining $16,936 through 2026 related to the patent costs.

The Company has elected to amortize the additional $300,000 associated with the patent over a ten-year period on a straight-line basis. Amortization expense of $34,746 and $34,455 were recorded for the nine-months ended September 30, 2025, and 2024 respectively. As of September 30, 2025, the carrying value of the patent was $29,747. The Company expects to amortize the remaining $29,747 through 2026 related to the patent costs.

The Company has elected to amortize the additional $100,000 associated with the filing of the IND with the FDA over a ten-year period on a straight-line basis. Amortization expense of $7,471 and $7,526 were recorded for the nine-months ended September 30, 2025 and 2024 respectively. The carrying value of the patent was $80,012. The Company expects to amortize approximately $10,000 annually through 2033 related to the patent costs.

The Company has elected to amortize the additional $200,000 associated with the dosing of the first patient over a ten-year period on a straight-line basis. Amortization expense of $14,951 and $5,038 were recorded for the nine-months ended September 30, 2025 and 2024 respectively. As of September 30, 2025, the carrying value of the patent was $176,697. The Company expects to amortize approximately $20,000 annually through 2034 related to the patent costs.

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

The Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expenses of $18,777 and $18,750 were recorded for the nine-months ended September 30, 2025, and 2024, respectively. As of September 30, 2025, the carrying value of the patent was $131,223. The Company expects to amortize approximately $25,000 annually through 2030 related to the patent costs.

The following is a rollforward of the Company’s licensing agreements for the nine-months ended September 30, 2025.

	Assets	Accumulated Amortization

Balances at December 31, 2024	$1,060,000	$(529,441)
Addition of new assets	-	-
Amortization	-	(92,378)
Balances at September 30, 2025	$1,060,000	$(621,819)

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

NOTE 4 – STOCK-BASED COMPENSATION

On September 6, 2021, the Company’s Board of Directors, and holders of a majority of the voting power of the Company’s stockholders approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) and reserved 60,000 shares of common stock for the issuance of awards thereunder. The 2021 Plan provides for the granting to our employees, officers, directors, consultants, and advisors of performance awards payable in shares of common stock, stock options (non-statutory and incentive), restricted stock awards, stock appreciation rights (“SARs”), restricted share units (“RSUs”) and other stock-based awards. The purpose of the 2021 Plan is to secure for the Company and its stockholders the benefits arising from capital stock ownership by eligible participants who are expected to contribute to the Company’s future growth and success. As of September 30, 2025, stock options to purchase 11,183 common shares had been granted under the 2021 Plan.

During the nine-months ended September 30, 2025 and 2024, the fair market value of the options was insignificant to the financial statements.

Since the expected life of the options was greater than the Company’s historical stock information available, the Company determined the expected volatility based on price fluctuations of comparable public companies.

There were no options issued during the nine-months ended September 30, 2025 and 2024.

Option activity for the nine-months ended September 30, 2025, consists of the following:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2024	11,183	$83.96	7.11
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, September 30, 2025	11,183	$83.96	6.36
Vested, September 30, 2025	11,183	$83.96	6.36

In February 2022, we granted a total of 11,183 options to Timothy Warbington and Donald Dickerson at an exercise price of $16.90. The value of the options was determined to be $145,525 based upon the Black-Scholes method, see variables used below. During the nine-month periods ended September 30, 2025 and 2024, the Company recorded $3,485 in stock-based compensation. As of September 30, 2025, all stock-based compensation has been expensed.

Inputs Used

Annual dividend yield	$-
Expected life (years)	6.5
Risk-free interest rate	0.81%
Expected volatility	92.95%
Common stock price	$16.90

NOTE 5 – STOCKHOLDERS’ EQUITY

Share Repurchase Program

On June 12, 2023, the Company announced that its Board of Directors has approved a share repurchase program. The program authorizes the Company to repurchase up to $2 million of its shares of common stock, in the open market or through privately negotiated transactions, in accordance with applicable securities laws and other restrictions. The manner, timing and amount of any purchase will be based on an evaluation of market conditions, the Company’s stock price and other factors. The program has no termination date, may be suspended or discontinued at any time, and does not obligate the Company to acquire any particular number of shares of common stock. During the nine-months ended September 30, 2025, the Company repurchased a total of 5,000 shares under this program for a total purchase price of $10,000, which are recorded as Treasury stock as of September 30, 2025.

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

As of September 30, 2025, and 2024, warrants to purchase 4,147,478 and 2,284,932 shares of common stock were outstanding respectively.

Warrant activity, which includes the Inducement Warrants for presentation purposes, for the nine-months ended September 30, 2025 consists of the following:

	Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2024	3,184,808	$20.30	2.95
Issuances	1,799,774	3.75	-
Exercises	(837,104)	4.42	-
Outstanding, September 30, 2025	4,147,478	$16.32	2.70

Assumptions used in calculating the fair value of the warrants issued in 2025 were as follows:

Range of Inputs Used
Annual dividend yield	$-
Expected life (years)	5.0
Risk-free interest rate	4.04%
Expected volatility	166.00%
Common stock price	$4.56

NOTE 6 – SUBSEQUENT EVENTS

On October 25, 2025, we entered into warrant exercise inducement offer letters (the "Inducement Letters") with the holders (the "Holders") of warrants to purchase an aggregate of 1,116,136 shares of our Common Stock originally issued on March 6, 2025 (collectively, the "Existing Warrants"), pursuant to which the Holders agreed to exercise the Existing Warrants at their current exercise price of $3.75 per share, in exchange for our agreement to issue the Holders new warrants to purchase an aggregate of 2,790,340 shares of common stock (the "Inducement Warrants"). The Inducement Warrants have an exercise price of $3.75 per share, subject to the reduction of such exercise price to the lowest “VWAP” of the Company’s common stock on any trading day during the five trading day period commencing on the issuance date of the Inducement Warrants. The Inducement Warrants will not be considered granted and exercisable until we have obtained stockholder approval for the issuance of the shares of Common Stock underlying the Inducement Warrants, and will then be exercisable for a period of five years following the date we obtain such stockholder approval. As part of the transaction, the Company also agreed to (i) reduce the exercise price of certain warrants issued in May 2022 and December 2021 to $4.73 per share, and (ii) issue warrants to purchase up to 279,036 shares of common stock, in the same form as the Inducement Warrants, to an investor that consented to the transaction. Upon stockholder approval, the Company will record a deemed dividend based on the final price per share representing the difference between the fair market value of the Existing Warrants and Inducement Warrants on the date of the transaction.

The transaction closed on October 25, 2025, resulting in total net proceeds to the Company of approximately $3.8 million after deducting placement agent fees and other costs of the offering. The net proceeds received by the Company will be used for working capital and general corporate purposes.

Roth Capital Partners, LLC (“Roth”) acted as the Company’s financial advisor in connection with the transaction described above. Pursuant to a financial advisory agreement with Roth, the Company (i) paid Roth a financial advisory fee equal to 8% of the aggregate gross proceeds received from the exercise of the Existing Warrants, and (ii) reimbursed Roth $40,000 for its legal expenses.

On November 4, 2025 the lowest “VWAP” of the Company’s common stock during the five trading day period commencing on the issuance date of the Inducement Warrants was determined to be $2.86. The issued warrants were then re-priced to $2.86.

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

Our principal executive offices are located at 211 E Osborn Road, Phoenix, AZ 85012.

Results of Operations – For the Three-month Periods Ended September 30, 2025, and 2024

Gross Revenue. There was no revenue generated for the three-month periods ended September 30, 2025 and 2024.

Cost of Goods Sold. There was no cost of goods sold for the three-month periods ended September 30, 2025 and 2024.

Gross Profit/(Loss). There were no gross profits for the three-month periods ended September 30, 2025 and 2024.

Selling, General and Administrative Expenses. General and administrative expenses for the three-months ended September 30, 2025, totaled $776,821, in comparison with $498,607 for the comparable period a year ago. The increase of $278,214, or 56% is primarily due to an increase of $206,306 in compensation due to timing of bonus payouts, and marketing expense increase of $118,909, offset by decreases in public company and professional fee expenses.

Amortization Expenses. Amortization expenses for the three-months ended September 30, 2025 totaled $31,059 in comparison with $29,271 for the comparable period a year ago.

Research and Development Expenses. Research and development expenses for the three-months ended September 30, 2025, totaled $465,154 in comparison to $581,796 for the comparable period a year ago. The decrease of $116,642, or 20% was primarily due to a decrease of $114,140 in research and development associated with the AlloStemSpine® Chronic Lower Back Pain (CELZ-201 ADAPT) trial approaching the completion of subject recruitment.

Operating Loss. For the reasons stated above, our operating loss for the three-months ended September 30, 2025, was $1,273,034 in comparison with $1,109,674 for the comparable period a year ago.

Other Income. Other income for the three-months ended September 30, 2025, totaled $37,100 in comparison with $69,539 for the comparable period a year ago. The decreased income of $32,439 is primarily due to lower short-term investment balances and a slight decrease in interest rates.

Net Income/Loss. For the reasons stated above, our net loss for the three-months ended September 30, 2025, was $1,235,934 in comparison with a net loss of $1,040,135 for the comparable period a year ago.

Results of Operations – For the Nine-month Periods Ended September 30, 2025, and 2024

Gross Revenue. There was $3,000 in revenue generated for the nine-months ended September 30, 2025 in comparison with $8,000 in revenues for the comparable period a year ago.

Cost of Goods Sold. There was $1,200 in cost of goods sold for the nine-months ended September 30, 2025 in comparison with $3,200 in cost of goods sold for the comparable period a year ago.

Gross Profit/(Loss). There was $1,800 in gross profits for the nine-months ended September 30, 2025 in comparison with $4,800 in gross profits for the comparable period a year ago.

Selling, General and Administrative Expenses. General and administrative expenses for the nine-months ended September 30, 2025, totaled $2,396,735, in comparison with $1,846,177 for the comparable period a year ago. The increase of $550,558, or 30% is primarily due to an increase of $288,122 in marketing expenses, $191,478 associated with the timing of bonus payouts, and the timing of a $50,512 general liability contract renewal.

Amortization Expenses. Amortization expenses for the nine-months ended September 30, 2025 totaled $92,378 in comparison with $87,813 for the comparable period a year ago.

Research and Development Expenses. Research and development expenses for the nine-months ended September 30, 2025, totaled $1,709,719 in comparison to $1,928,937 for the comparable period a year ago. The decrease of $219,218, or 11% was primarily due to a decrease of $454,432 in general research combined with a $164,729 decrease in expenses associated with the Type I Diabetes (CELZ-201 CREATE-1) clinical trial, offset by an increase of $166,193 on the AlloStemSpine® Chronic Lower Back Pain (CELZ-201 ADAPT) trial as we continue to recruit and dose study subjects, and an increase of $233,340 associated with clinical research fees.

Operating Loss. For the reasons stated above, our operating loss for the nine-months ended September 30, 2025, was $4,197,032 in comparison with $3,858,127 for the comparable period a year ago.

Other Income. Other income for the nine-months ended September 30, 2025, totaled $89,698 in comparison with $218,720 for the comparable period a year ago. The decreased income of $129,022 is primarily due to lower short-term investment balances and a slight decrease in interest rates.

Net Income/Loss. For the reasons stated above, our net loss for the nine-months ended September 30, 2025, was $4,107,334 in comparison with a net loss of $3,639,407 for the comparable period a year ago.

Liquidity and Capital Resources

As of September 30, 2025, we had $5,375,511 of available cash and US Treasuries and positive working capital of approximately $5,150,188. In comparison, as of December 31, 2024, we had $5,940,402 of available cash, certificates of deposit and US Treasuries and positive working capital of $5,807,659.

Cash Flows

Net Cash used in Operating Activities. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was $3,918,891 for the nine-months ended September 30, 2025, in comparison to $3,351,756 for the comparable period a year ago, an increase of $567,135 or 17%. The increase in cash used in operations was primarily related to an increase in research and development investments, corporate marketing and timing of employee bonus payouts.

Net Cash Received From Investing Activities. There was no cash received or spent in investing activities during the nine-months ended September 30, 2025, in comparison to $6,320,191 of cash received from $6,520,191 in net redemptions of certificates of deposit offset by a $200,000 payment on a patent purchase obligation for the comparable period a year ago.

Net Cash from Financing Activities.

Cash received in financing activities for the nine-months ended September 30, 2025 was $3,354,000 in proceeds from the exercise of warrants net of issuance costs, in comparison to $174,864 in cash spent from the purchase of treasury stock for the comparable period a year ago.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On June 12, 2023, we announced that our Board of Directors authorized a share repurchase program for the repurchase of up to $2 million of our common stock (the “Repurchase Plan).  Purchases under the Repurchase Plan commenced in August 2023.  There were no share repurchases for the three months ended September 30, 2025.

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

31.1	Rule 13a-14(a)/15d-14a(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14a(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certification of Principal Executive Officer *
32.2	Section 1350 Certification of Principal Financial Officer *
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Creative Medical Technology Holdings, Inc.

Date: November 7, 2025	By	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2025	By	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial Officer)

