Form 10-K
period 2025-12-31
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2026-03-20
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates was $4,633,334 based on the closing price on the NASDAQ market of such common stock on such date.

As of March 20, 2026, there were 3,696,668 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2025 Annual Meeting of Stockholders which will be filed with the Commission no later than 120 days after the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this report.

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

2

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2025

Item 1. Business

Overview

We are a commercial stage biotechnology company dedicated to the advancement regenerative therapies in the fields of immunotherapy, endocrinology, urology, neurology and orthopedics. Our platforms, therapies and products include the following:

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

In February, 2025 we announced an expanded agreement with Greenstone Biosciences Inc. to leverage artificial intelligence (AI) in further developing our human induced pluripotent stem cell (iPSC) platform for diabetes treatment. The strategic collaboration is expected to extend the progress made on our proprietary hypoimmune iPSC technology, including our iPSC-derived pancreatic islet cells. The innovative cell lines, developed from Good Manufacturing Practice (GMP) grade human perinatal cells, are currently being used in clinical trials. By integrating AI-driven drug discovery, the partnership aims to identify small molecules that enhance insulin secretion, further refining the therapeutic potential of our hypoimmunogenic iPSC-derived pancreatic islet cells. Additionally, the program is expected to implement multi-gene editing to develop next generation hypoimmune iPSC lines with enhanced stealth, survival, and differentiation capabilities. These advancements will not only optimize pancreatic islet cell function but also expand the platform’s applications to other regenerative therapies, addressing critical unmet medical needs.

In March, 2025 we announced the FDA had cleared an expanded dose escalation for our ongoing Phase 1/2 trial of StemSpine® using AlloStem™ (CELZ-201-DDT). This regulatory milestone followed compelling interim blinded data demonstrating statistically significant pain reduction and improved mobility among trial participants.

In August, 2025 we announced the FDA granted Fast Track designation to its lead investigational therapy, CELZ-201-DDT. This designation positions CELZ-201-DDT among a select group of therapies recognized for their potential to address serious medical conditions with high unmet need. Fast Track status enables us to benefit from accelerated FDA interactions, rolling Biologics License Application (BLA) submissions, and eligibility for priority review—potentially expediting the path to market and patient access.

In October, 2025 we launched the BioDefense Veterans Initiative, believed to be a first-of-its-kind national program to combat the devastating long-term effects of toxic burn pit exposure among U.S. service members. To execute this initiative, we entered into an agreement with Greenstone Biosciences, Inc., as the exclusive AI and iPSC development partner. We are executing a national program which will provide the critical data infrastructure to:

•	Decode the genomic and proteomic architecture of toxic-exposure-related injury.
•	Engineer iPSC-based regenerative repair models using Creative Medical’s patented cell platform.
•	Validate next-generation AI/ML biodefense algorithms for exposure classification and precision intervention.
•	Develop predictive, preemptive disease modeling systems for deployment across military and civilian populations.

Under this partnership, Greenstone will deploy advanced molecular-sequencing, proteomic profiling, and machine-learning algorithms to analyze cellular data from service members exposed to burn pits. These AI-integrated systems will accelerate the creation of predictive exposure models and precision-engineered regenerative therapies—a groundbreaking leap in both biodefense and AI-enabled medicine.

In November, 2025, the Company contributed $43,200 to the capital of Bionance, which, together with Mr. Warbington’s contribution of $10,800, was used to fund Bionance’s $54,000 investment in a convertible promissory note and warrants to purchase common stock issued by Applife Digital Solutions, Inc. To date, the Company has not made any other capital contributions to Bionance, and Bionance has not made any other investments.

In December, 2025 we announced the successful completion of patient enrollment in our ADAPT clinical trial evaluating CELZ-201 (Olastrocel). This enables us to transition the ADAPT program into its next phase focused on follow-up, and data analysis.

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

On March 6, 2025 entered into warrant exercise inducement agreements with holders of existing warrants for the exercise of outstanding warrants to purchase an aggregate of 837,104 shares of common stock of the Company originally issued in October 2024 at the exercise price of $4.42 per share. The aggregate gross proceeds from the exercise of the existing warrants was $3.7 million, before deducting financial advisory fees. The new warrants are exercisable for an aggregate of up to 1,674,208 shares of common stock, at an exercise price of $3.75 per share, for a period of five years following shareholder approval of the exercise price of the warrants that occurred on May 5, 2025.

On October 29, 2025 we entered into warrant exercise inducement agreements with certain holders of existing warrants for the exercise of outstanding warrants to purchase an aggregate of 1,116,136 shares of common stock of the Company originally issued in March 2025, at the exercise price of $3.75 per share. The aggregate gross proceeds from the exercise of the existing warrants was approximately $4.2 million, before deducting financial advisory fees. The new warrants are exercisable for an aggregate of up to 2,790,340 shares of common stock, at an exercise price of $2.86 per share. The new warrants are exercisable for a period of five years following shareholder approval of the exercise of the warrants that occurred on December 26, 2025.

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

Our principal executive offices are located at 211 E Osborn Road, Phoenix, AZ 85012.

 Our Pipeline and Products

AlloStem™ (CELZ-201-DDT) - Allogenic Human Perinatal Tissue Derived Cell Program (Clinical Phase)

AlloStem™ (CELZ-201-DDT) leverages a unique approach to harnessing the power of Perinatal Tissue Derived Cells™ (PRDC) to multi-potentialities, including self-renewal ability, low antigenicity, reduced toxicity, and large-scale clinical expansion. Drug Master Files, registered with the FDA, are a highly valuable tool in cross referencing data in Orphan Drug Development of interventional drug products, Investigational New Drug Development and Investigational Device Exemptions to the FDA. Drug Master Files do not expire and are utilized by many pharmaceutical and biotechnology giants as well as many other industries for their products, dating back to the 1940s, Additionally, the treatment does not require the patient to take immunosuppressant drugs, minimizing the risk for various side effects. We believe AlloStem™ (CELZ-201-DDT) has the following additional benefits and characteristics:

•	Immediately available, scalable “Universal” recipient product
•	Immunomodulatory properties to help treat immune and endocrine based disorders
•	Supports ImmCelz™ (CELZ-100), Alova™, Type I Diabetes (CELZ-201 CREATE-1) and AlloStemSpine® Chronic Lower Back Pain (CELZ-201 ADAPT) programs and others
•	Supports FDA cleared clinical trials for rapid translation
•	Designated and proprietary Master Cell Bank and Drug Master File for US FDA
•	8 billion manufactured and validated cells available for clinical trials and further research

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

AlloStemSpine® Chronic Lower Back Pain(CELZ 201 ADAPT) (Phase I/IIa FDA Study Approved)

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

StemSpine® - Regenerative Stem Cell Procedure for the Treatment of Degenerative Disc Disease (Clinical Phase)

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

Intellectual Property

We have developed and acquired a robust intellectual property portfolio related to the utilization of stem cells to improve patient lives in the areas of urology, neurology, and orthopedics. Our patent portfolio is currently composed of seven issued patents and thirty nine pending patent applications filed in the United States with the USPTO as follows:

Issued Patents

Title	Application Number	Application Filing Date	Patent Number
Treatment of Erectile Dysfunction by Stem Cell Therapy	12305589	06/22/2007	8,372,797
Treatment Of Disc Degenerative Disease	12301597	09/30/2009	9,598,673
Methods For Treatment Of Premature Ovarian Failure And Ovarian Aging Using Regenerative Cells	15652213	07/17/2017	10,792,310
Paraspinal Perfusion by Administration of T regulatory Cells Alone or in Combination with Angiogenic Cell Therapies	16009982	06/15/2018	10,842,815
Prevention And/Or Treatment Of Type 1 Diabetes By Augmentation Of Myeloid Suppressor Cell Activity	17/835,818	06/08/2022	12,391,925
Generation of Autologous Immune Mcratiodulatory Cells for Treatment of Neurological Conditions	15/987,739	05/23/2018	11,795,433
Treatment Of Heart Failure And/Or Post Infarct Pathological Remodeling By Ex Vivo Reprogrammed Immune Cells	17/559,970	12/22/2021	12,385,011

Pending Patent Applications

Area	Application/Patent #	Description
Immunology	18/082,841	Chimeric Antigen Receptor Regenerative Gamma Delta T Cells
Immunology	18636179	Three-Dimensional Printing of Organs, Organoids, and Chimeric Immuno-Evasive Organs
Immunology	18/646,563	Induction of Antigen Specific Immunological Tolerance Using Inducible Pluripotent Stem Cell Derived Veto Cells
Immunology	19/045,363	Prevention Of Autoimmune Diabetes
Immunology/ Vascular	18/358,490	Potentiation of Bone Marrow Cell Activity by Coadministration with Oxytocin
Immunology	18/775,133	Creation of Inducible Pluripotent Stem Cell Derived T Regulatory Cells by In Vitro Recapitulation of Thymic Development
Immunology	18/311,625	Cytokine Primed Regenerative Cells for Treatment of Ovarian Failure
Endocrinology	18331029	Cellular Regenerative Therapeutics for Enhancement/Restoration of Endometrial Function
Immunology	19015393	Canine Universal Donor Mesenchymal Stem Cells
Immunology	18/311,445	Cytokine Based Assessment of Recipient Ability to Respond to Stem Cell Therapy for Cartilage Regeneration
Immunology/ Endocrine	18/483,485	Treatment of Diabetes by Enhancement of Pancreatic Islet Engraftment Through Regenerative Immune Modulation
Immunology	17/931,868	Suppression of Diabetes Using Exosomes From Stem Cell Programmed Myeloid Cells
Immunology/ Endocrine	19/303,763	Prevention And/Or Treatment Of Type 1 Diabetes By Augmentation Of Myeloid Suppressor Cell Activity
Immunology	18/311,768	Degenerating Ovarian Microenvironment Resistant Mesenchymal Stem Cells
Immunology	18/757,374	Enhanced Mobility of Inducible Pluripotent Stem Cell Derived T Regulatory Cells
Immunology	18/315,364	Exosome Based Assays for Determining Candidates for Osteoarthritis Stem Cell Therapy
Immunology	18/331,048	Generation of Conditioned Media from Inducible Pluripotent Stem Cell Derived Endothelial Progenitor Cells
Immunology	18/331,042	Generation Of Conditioned Media From Inducible Pluripotent Stem Cell Derived Mesenchymal Stem Cells
Immunology	18/366,516	Prevention And Treatment Of Hair Loss
Immunology/Endocrine	19462138	Hypoimmune Human Induced Pluripotent Stem Cell Line Derived from Perinatal Cells for Pancreatic Islet Transplantation
Immunology/Endocrine	63/877,634	Hypoimmune Human Induced Pluripotent Stem Cell Line Derived from Perinatal Cells for Pancreatic Islet Transplantation
Immunology	18/331,098	Inducible Pluripotent Stem Cell Derived Regenerative T Cells
Endocrinology	18785132	In Vitro and In Vivo Generation of Insulin Producing Cells
Endocrinology	17585356	Treatment of kidney failure using ex vivo reprogrammed immune cells
Endocrinology	18/908,482	Treatment of Lower Back Pain and Disc Degenerative Disease using Inducible Pluripotent Stem Cell Derived Mesenchymal Stem Cells and T Regulatory Cells
Immunology	18/348,292	Treatment of Limb Ischemia by Bone Marrow Stem Cells and Modification of Diseased Microenvironment
Immunology	18/173,052	Methods for Quantifying Potency of Regenerative Immunotherapies
Immunology	18/785,305	Orthopedic Regeneration by Inducible Pluripotent Stem Cell Derived Mesenchymal Stem Cells
Immunology	18/348,288	Overcoming TNF-alpha Blockade Resistance in Rheumatoid Arthritis by Regenerative T regulatory Cell Therapy
Immunology	18/785,059	Prevention of Immunological Rejection Using Mesenchymal Stem Cells and Derivatives Thereof
Immunology/Endocrine	19045460	Prevention Of Diabetes By Enhancement Of Immune Modulation
Immunology	18/311,464	Protection from Ovarian Failure by Low Dose Interleukin-2 Administration
Immunology	18/082,857	Regenerative Car-T Cells
Immunology	18/363,642	Prevention And Treatment Of Reproductive Failure By Regenerative Cells And Adjuvants
Immunology	18794184	Treatment of Spinal Cord Injury with T regulatory Cells
Endocrine	18/311,474	Stimulation of Ovarian Function Subsequent to Chemotherapy and/or Radiation Therapy Using Killer Cells
Immunology	17/865,881	Therapeutic Monocytic Lineage Cells
Immunology/Orthopedic	19015315	Treatment of Disc Degeneration using B Regulatory Cells
Immunology	18/183,900	Therapeutic Regenerative Cells

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

Research and Development

Research and development expenses for the year ended December 31, 2025, totaled $2,259,796. This reflects expenses associated with the laboratory research, the Lower Back Pain Phase I/II clinical trial, the manufacturing and testing of our ImmCelz™ cell line, and the development of our iPSC cell line in partnership with Greenstone Biosciences Inc. Research and development expenses for the year ended December 31, 2024 totaled $2,400,777.

Item 1A. Risk Factors

RISK FACTORS

Risks Related to our Financial Position and Capital Needs

We have incurred recent losses and our future profitability is uncertain.

We have incurred an operating loss of approximately $6.1 million for the year ended December 31, 2025, and a loss of approximately $5.7 million for the year ended December 31, 2024, respectively. We expect our operating losses to continue until such time, if ever, that product sales, licensing fees, royalties and other sources generate sufficient revenue to fund our operations. We cannot predict when, if ever, we might achieve profitability and cannot be certain that we will be able to sustain profitability, if achieved.

Even with the proceeds from our securities offerings, we will need additional capital to fund our operations as planned.

For the year ended December 31, 2025, our operations used approximately $5.9 million in cash. Cash used in operations consisted primarily of cash on hand and cash raised in our securities offerings, including upon exercise of warrants in our warrant exercise transactions. At December 31, 2025, we had a combined cash, and short-term U.S. treasuries balance of approximately $7.2 million. Although we generated gross proceeds in excess of $40 million from our 2021, 2022, 2024, and 2025 securities offerings, we will need additional capital to maintain our operations, continue our research and development programs, conduct clinical trials, seek regulatory approvals and manufacture and market our products. We will seek such additional funds through public or private equity or debt financings and other sources. We cannot be certain that adequate additional funding will be available to us on acceptable terms, if at all. If we cannot raise the additional funds required for our anticipated operations, we may be required to reduce the scope of or eliminate our research and development programs, delay our clinical trials and the ability to seek regulatory approvals, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency. If we raise additional funds through future offerings of shares of our common stock or other securities, such offerings would cause dilution of current stockholders’ percentage ownership in the Company, which could be substantial. Future offerings could also have a material and adverse effect on the price of our common stock.

We have generated minimal revenues from our products and do not expect to generate revenues for the foreseeable future. We will not achieve profitability unless we generate increased revenues from our current or proposed products or therapies.

Revenues generated from sales of our CaverStem® kits were only $6,000 and $11,000 for the years ended December 31, 2025, and 2024, respectively. To sustain our operating costs and generate profits, we will need to generate revenues from our products or therapies that have not yet been commercialized.

We expect to continue to incur significant financial losses in the future as we proceed with our Type I Diabetes (CELZ-201 CREATE-1) clinical trial, our AlloStemSpine® Chronic Lower Back Pain (CELZ-201 ADAPT) clinical trial, and our other planned clinical trials.

We have received the necessary regulatory approval for our Type I Diabetes (CELZ-201 CREATE-1) clinical trial and our AlloStemSpine® Chronic Lower Back Pain (CELZ-201 ADAPT) clinical trial, which are in process. In addition, we are further developing our cell platforms, and file INDs for additional indications that utilize our cell platforms. We anticipate that our expenses will increase substantially as we:

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

27

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

Holders

As of March 20, 2026, the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name, was approximately 75.

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

Issuer Repurchases of Common Stock

On June 12, 2023, we announced that our Board of Directors authorized a share repurchase program for the repurchase of up to $2 million of our common stock (the “Repurchase Plan). Purchases under the Repurchase Plan commenced in August 2023. To date, we have repurchased 106,250 shares of common stock under the Repurchase Plan for an aggregate purchase price of $455,916. There were no repurchases of common stock by the Company in the three months ended December 31, 2025.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of the most recent fiscal year ended December 31, 2025, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

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

Administration. The 2021 Plan is administered by the compensation committee of the Board (the “Committee”).Subject to the terms of the 2021 Plan, the Committee has the authority to determine the individuals to whom, and the time or times at which, awards are made, the size of each award, and the other terms and conditions of each award (which need not be identical across participants). The Committee also has the authority, subject to the express provisions of the 2021 Plan, to construe the respective agreements under the plan, proscribe, amend and rescind rules and regulations relating to the plan, accelerate or extend the dates options may be exercised or accelerate the vesting of other stock awards, and make all other determinations which are in the Committee’s judgment necessary or desirable for the administration of the plan.

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

Overview

We are a commercial stage biotechnology company dedicated to the advancement of regenerative therapies in the fields of immunotherapy, endocrinology, urology, neurology and orthopedics. Our platforms, therapies and products include the following:

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

In February, 2025 we announced an expanded agreement with Greenstone Biosciences Inc. to leverage Artificial Intelligence (AI) in further developing our human induced pluripotent stem cell (iPSC) platform for diabetes treatment. The strategic collaboration is expected to extended the progress made on our proprietary hypoimmune iPSC technology, including our iPSC-derived pancreatic islet cells. The innovative cell lines, developed from Good Manufacturing Practice (GMP) grade human perinatal cells, are currently being used in clinical trials. By integrating AI-driven drug discovery, the partnership aims to identify small molecules that enhance insulin secretion, further refining the therapeutic potential of our hypoimmunogenic iPSC-derived pancreatic islet cells. Additionally, the program is expected to implement multi-gene editing to develop next generation hypoimmune iPSC lines with enhanced stealth, survival, and differentiation capabilities. These advancements will not only optimize pancreatic islet cell function but also expand the platform’s applications to other regenerative therapies, addressing critical unmet medical needs.

In March, 2025 we announced the FDA had cleared an expanded dose escalation for our ongoing Phase 1/2 trial of StemSpine® using AlloStem™ (CELZ-201-DDT). This regulatory milestone followed compelling interim blinded data demonstrating statistically significant pain reduction and improved mobility among trial participants.

In August, 2025 we announced the FDA granted Fast Track designation to its lead investigational therapy, CELZ-201-DDT. This designation positions CELZ-201-DDT among a select group of therapies recognized for their potential to address serious medical conditions with high unmet need. Fast Track status enables us to benefit from accelerated FDA interactions, rolling Biologics License Application (BLA) submissions, and eligibility for priority review—potentially expediting the path to market and patient access.

In October, 2025 we announced the launch of the BioDefense Inc. Veterans Initiative, believed to be a first-of-its-kind national program to combat the devastating long-term effects of toxic burn pit exposure among U.S. service members. To execute this initiative, we entered into an agreement with Greenstone Biosciences, Inc., as the exclusive AI and iPSC development partner. We are executing a national program which will provide the critical data infrastructure to:

•	Decode the genomic and proteomic architecture of toxic-exposure-related injury.

•	Engineer iPSC-based regenerative repair models using Creative Medical’s patented cell platform.

•	Validate next-generation AI/ML biodefense algorithms for exposure classification and precision intervention.

•	Develop predictive, preemptive disease modeling systems for deployment across military and civilian populations.

Under this partnership, Greenstone will deploy advanced molecular-sequencing, proteomic profiling, and machine-learning algorithms to analyze cellular data from service members exposed to burn pits. These AI-integrated systems will accelerate the creation of predictive exposure models and precision-engineered regenerative therapies—a groundbreaking leap in both biodefense and AI-enabled medicine.

In November, 2025, the Company contributed $43,200 to the capital of Bionance, which, together with Mr. Warbington’s contribution of $10,800, was used to fund Bionance’s $54,000 investment in a convertible promissory note and warrants to purchase common stock issued by Applife Digital Solutions, Inc. To date, the Company has not made any other capital contributions to Bionance, and Bionance has not made any other investments.

In December, 2025 we announced the successful completion of patient enrollment on the ADAPT clinical trial evaluating CELZ-201 (Olastrocel). This enables us to transition the ADAPT program into its next phase focused on follow-up, and data analysis.

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

On March 6, 2025 entered into warrant exercise inducement agreements with holders of existing warrants for the exercise of outstanding warrants to purchase an aggregate of 837,104 shares of common stock of the Company originally issued in October 2024 at the exercise price of $4.42 per share. The aggregate gross proceeds from the exercise of the existing warrants was $3.7 million, before deducting financial advisory fees. The new warrants are exercisable for an aggregate of up to 1,674,208 shares of common stock, at an exercise price of $3.75 per share, for a period of five years following shareholder approval of the exercise price of the warrants that occurred on May 5, 2025.

On October 29, 2025 we entered into warrant exercise inducement agreements with certain holders of existing warrants for the exercise of outstanding warrants to purchase an aggregate of 1,116,136 shares of common stock of the Company originally issued in March 2025, at the exercise price of $3.75 per share. The aggregate gross proceeds from the exercise of the existing warrants was approximately $4.2 million, before deducting financial advisory fees. The new warrants are exercisable for an aggregate of up to 2,790,340 shares of common stock, at an exercise price of $2.86 per share. The new warrants are exercisable for a period of five years following shareholder approval of the exercise of the warrants that occurred on December 26, 2025.

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

Our principal executive offices are located at 211 E Osborn Road, Phoenix, AZ 85012.

Results of Operations – For the Year Ended December 31, 2025, and for the Year Ended December 31, 2024

Gross Revenue. We generated $6,000 in gross revenue for the year ended December 31, 2025, in comparison with $11,000 for the comparable period a year ago. The decrease of $5,000 or 46% is due to a slight decrease in CaverStem® sales. Management is currently re-evaluating the marketing strategy for the Caverstem® and FemCelz® products. We are exploring options to achieve market penetration and product profitability with a number of potential partners. However, there can be no assurance that the Company will be successful in that regard.

Cost of Goods Sold. We generated $2,194 in cost of goods sold for the year ended December 31, 2025, in comparison with $4,400 for the comparable period a year ago. The decrease of $2,206 or 50% is due to the decrease in revenue as described above.

Gross Profit/(Loss). We generated $3,806 in gross profit for the year ended December 31, 2025, in comparison with $6,600 in gross profit for the comparable period a year ago. The decrease of $2,794 or 42% is due to the decrease in revenue.

Selling, General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2025, totaled $3,763,497, in comparison with $3,239,232 for the comparable period a year ago. The increase of $524,265, or 16% is primarily due to increases of $349,363 in salaries tied to timing of bonus payments, $229,650 in increased marketing expenses, and $50,717 in timing of general liability insurance payments, offset by an $89,475 decrease in D&O insurance premiums.

Research and Development Expenses. Research and development expenses for the year ended December 31, 2025, totaled $2,259,796 in comparison to $2,400,777 for the comparable period a year ago. The decrease of $140,981, or 6% was primarily due to the CELZ-201-ADAPT spine trial completing recruitment and dosing, going into follow-up visits and timing in the development of our iPSC cell line in partnership with Greenstone Biosciences Inc.

Operating Loss. For the reasons stated above, our operating loss for the year ended December 31, 2025, was $6,142,814 in comparison with $5,743,861 for the comparable period a year ago.

Other Income. Other income for the year ended December 31, 2025, totaled $147,806 in comparison with $250,380 for the comparable period a year ago. The decreased income of $102,574 or 41%, is due to a $651,655 reduced average balance and lower interest rates on our short-term U.S. treasuries.

Net Income/Loss. For the reasons stated above, our net loss for the year ended December 31, 2025, was $5,995,008 in comparison with a loss of 5,493,481 for the comparable period a year ago.

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

Amortization expense of $123,327 was recorded for the year ended December 31, 2025, representing the amortization of the ED, multipotent amniotic fetal stem cell and lower back pain patents and the Jadi Cell patent license agreement based upon the remaining life of the patents and license agreement. There was $110,452 of amortization expense recorded for the period ended December 31, 2024.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity capital expenditures or capital resources.

Liquidity and Capital Resources

As of December 31, 2025, we had $7,208,126 of available cash and certificates of deposit and positive working capital of approximately $7,114,134. In comparison, as of December 31, 2024, we had approximately $5,940,402 of available cash and positive working capital of approximately $5,807,659.

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

On March 6, 2025 entered into warrant exercise inducement agreements with holders of existing warrants for the exercise of outstanding warrants to purchase an aggregate of 837,104 shares of common stock of the Company originally issued in October 2024 at the exercise price of $4.42 per share, in exchange for the issuance of new warrants. The aggregate gross proceeds from the exercise of the existing warrants was $3.7 million, before deducting financial advisory fees. The new warrants were exercisable for an aggregate of up to 1,674,208 shares of common stock, at an exercise price of $3.75 per share, for a period of five years following shareholder approval of the exercise price of the warrants that occurred on May 5, 2025.

On October 29, 2025 we entered into warrant exercise inducement agreements with holders of existing warrants for the exercise of outstanding warrants to purchase an aggregate of 1,116,136 shares of common stock of the Company originally issued in March 2025, at the exercise price of $3.75 per share, in exchange for the issuance of new warrants. The aggregate gross proceeds from the exercise of the existing warrants was approximately $4.2 million, before deducting financial advisory fees. The new warrants are exercisable for an aggregate of up to 2,790,340 shares of common stock, at an exercise price of $2.86 per share. The new warrants are exercisable for a period of five years following shareholder approval of the exercise of the warrants that occurred on December 26, 2025. In addition, in connection with this transaction, the Company agreed to (i) reduce the exercise price of certain warrants issued in May 2022 and December 2021 to $4.73 per share, and (ii) issue warrants to purchase up to 279,036 shares of common stock in the same form as the issued warrants, to an investor that consented to the transaction.

Net Cash used in Operating Activities. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was $5,856,445 for the year-ended ended December 31, 2025, in comparison to $5,301,292 for the comparable period a year ago, a decrease of $555,153 or 10%. The increase in cash used in operations was primarily related to increased operating expenses.

Net Cash used in Investing Activities. Cash used from investing activities was $50,500 for the year ended December 31, 2025, due to $50,500 in an investment in a convertible note and common stock purchase warrant of a publicly-traded company. In comparison, we received $6,320,191 for the year ended December 31, 2024 primarily due to $6,520,191 in net certificate of deposit redemptions, offset by a $200,000 payment on a patent purchase agreement.

Net Cash from Financing Activities.

In the year ended December 31, 2025, we received net cash from financing activities of $7,174,666, consisting of proceeds from the exercise of warrants in March and October 2025.  During such year, we also used $10,000 on the repurchase of stock, which was offset by $10,800 contributed to the capital of an entity in which we own a controlling interest by the minority member of such entity, which is accounted for as cash of $10,000 received by us in financing activities. In the year ended December 31, 2024, we spent $174,964 on stock repurchases, received $100 from the sale of preferred stock and received $1,629,500 from the sale of common stock and warrants in our October 2024 private offering.

We have continued to realize losses from operations. However, as a result of our recent warrant exercise transactions, we believe we will have sufficient cash to meet our anticipated operating costs and capital expenditure requirements through at least March 2027. We anticipate that we will need to raise additional capital in the future to support our ongoing operations and continue our clinical trials. We expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund the development of our proposed products through clinical development, manufacturing, and commercialization. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. There can be no guarantee that we will be successful in our ability to raise capital to fund future operational and development initiatives.

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

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Creative Medical Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Creative Medical Technologies, Inc. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation and Disclosure of Warrants, Related Inducements and Modifications

Description of the Matter:

As discussed in Note 4 of the financial statements, the Company has a significant number of Warrants outstanding and issued additional warrants during the current period to induce the exercise of prior year warrants. The Company uses the Black Scholes model to value the warrants and related modifications. This model, the valuation of the warrants, and the sufficiency of the related disclosures, can be complex, involves judgment, and requires a thorough understanding of award terms.

How We Addressed the Matter in Our Audit:

We gained an understanding of management’s processes and methodology to develop the estimates. We reviewed the warrant agreements, evaluated management’s selection of the valuation method, tested the inputs used in the Black-Scholes model. We further note that we reviewed relevant accounting guidance, including ASC 815-40-35-17 which discusses modifications for equity instruments in exchange for equity raises. We recalculated the Company’s warrants issued during the year, the value of the modifications, and we evaluated the adequacy of the disclosures in the Company’s financial statements, in line with related authoritative guidance.

/s/ Haynie

Haynie Salt Lake City, Utah March 20, 2026 PCAOB #457
We have served as the Company’s auditor since 2016.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash	$7,208,126	$5,940,402
Inventory	-	2,194
Note receivable, net of premium	52,084	-
Prepaids and other current assets	138,804	192,707
Total Current Assets	7,399,014	6,135,303

OTHER ASSETS
Other assets	3,281	3,281
Licenses, net of amortization	407,230	530,559
TOTAL ASSETS	$7,809,525	$6,669,143

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$270,686	$273,530
Accrued expenses	-	39,920
Advances from related party	14,194	14,194
Total Current Liabilities	284,880	327,644

TOTAL LIABILITIES	284,880	327,644

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2025 and 2024	-	-
Common stock, $0.001 par value, 25,000,000 shares authorized; 3,701,668 and 1,748,428 issued and 3,696,668 and 1,748,428 outstanding at December 31, 2025 and 2024, respectively	3,144	1,749
Additional paid-in capital	78,108,422	70,931,663
Accumulated deficit	(70,586,921)	(64,591,913)
Treasury stock, at cost, 5,000 and 0 shares as of December 31, 2025 and 2024, respectively	(10,000)	-
TOTAL STOCKHOLDERS' EQUITY	7,514,645	6,341,499
Non-controlling interest	10,000	-
TOTAL EQUITY ATTRIBUTABLE TO CMTH	7,524,645	6,341,499
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,809,525	$6,669,143

The accompanying notes are an integral part of these consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024

Revenues	$6,000	$11,000

Cost of revenues	2,194	4,400

Gross profit	3,806	6,600

OPERATING EXPENSES
Research and development	2,259,796	2,400,777
Selling, general and administrative	3,763,497	3,239,232
Amortization of patent costs	123,327	110,452
TOTAL EXPENSES	6,146,620	5,750,461

Operating loss	(6,142,814)	(5,743,861)

OTHER INCOME/(EXPENSE)
Interest income	147,806	250,380
Total other income (expense)	147,806	250,380

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,995,008)	(5,493,481)

Provision for income taxes	-	-

NET LOSS	$(5,995,008)	$(5,493,481)

Net income attributable to non-controlling interest	-	-

NET LOSS ATTRIBUTABLE TO CMTH	$(5,995,008)	$(5,493,481)

NET LOSS PER SHARE - BASIC AND DILUTED	$(2.52)	$(3.71)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	2,382,797	1,480,420

The accompanying notes are an integral part of these consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders'	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Equity	Interest	Total
Balance at December 31, 2023	-	$-	1,431,126	$1,431	$69,711,749	$(59,098,432)	$(270,952)	$10,343,796	$-	$10,343,796
Issuance of Series B preferred stock	1	100	-	-	-	-	-	100	-	100
Cancellation of Series B preferred stock	(1)	(100)	-	-	-	-	-	(100)	-	(100)
Purchase of treasury stock	-	-	-	-	-	-	(10,000)	(10,000)	-	(10,000)
Cancellation of treasury stock	-	-	(101,250)	(101)	(445,815)	-	280,952	(164,964)	-	(164,964)
Proceeds from sales of common stock and warrants	-	-	418,552	419	1,849,581	-		1,850,000	-	1,850,000
Offering costs	-	-	-	-	(220,500)	-		(220,500)	-	(220,500)
Stock-based compensation	-	-	-	-	36,648	-	-	36,648	-	36,648
Net loss	-	-	-	-	-	(5,493,481)	-	(5,493,481)	-	(5,493,481)

Balance at December 31, 2024	-	$-	1,748,428	$1,749	$70,931,663	$(64,591,913)	$-	$6,341,499	$-	$6,341,499

Proceeds from exercise of warrants	-	-	1,953,240	1,395	7,884,115	-	-	7,885,510	-	7,885,510
Offering costs	-	-	-	-	(710,841)	-	-	(710,841)	-	(710,841)
Purchase of treasury stock	-	-	-	-	-	-	(10,000)	(10,000)	-	(10,000)
Stock-based compensation	-	-	-	-	3,485	-	-	3,485	-	3,485
Contribution by minority member	-	-	-	-	-	-	-	-	10,000	10,000
Net loss	-	-	-	-	-	(5,995,008)	-	(5,995,008)	-	(5,995,008)

Balance at December 31, 2025	-	$-	3,701,668	$3,144	$78,108,422	$(70,586,921)	$(10,000)	$7,514,645	$10,000	$7,524,645

The accompanying notes are an integral part of these consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,995,008)	$(5,493,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,485	36,648
Amortization of intangible assets	123,327	110,452
Amortization of note receivable premium	(1,584)	-
Changes in assets and liabilities:
Inventory	2,194	4,400
Prepaids and other current assets	53,903	84,539
Accounts payable	(2,842)	(43,850)
Accrued expenses	(39,920)	-
Advances from related party	-	-
Net cash used in operating activities	(5,856,445)	(5,301,292)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of note receivable	(50,500)	-
Redemptions of investments	-	6,520,191
Payment of patent purchase obligation - related party	-	(200,000)
Net cash provided by (used in) investing activities	(50,500)	6,320,191

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from minority member	10,000	-
Purchase of treasury stock	(10,000)	(174,964)
Proceeds from sale of common stock and warrants, net of issuance costs	7,174,669	1,629,500
Proceeds from sale of Series B preferred stock	-	100
Net cash provided by financing activities	7,174,669	1,454,636

NET CHANGE IN CASH	1,267,724	2,473,535
BEGINNING CASH BALANCE	5,940,402	3,466,867
ENDING CASH BALANCE	$7,208,126	$5,940,402

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$-	$-
Cash payments for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cancellation of Series B preferred stock within accounts payable	$-	$100
Cancellation of treasury stock	$-	$445,916

The accompanying notes are an integral part of these consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Creative Medical Technologies Holdings, Inc. (the “Company”) is a commercial stage biotechnology company dedicated to the advancement of regenerative therapies in the fields of immunotherapy, endocrinology, urology, neurology and orthopedics. The Company was incorporated on December 3, 1998, in the State of Nevada under the name Jolley Marketing, Inc. On May 18, 2016, the Company closed a transaction which was accounted for as a recapitalization, reverse merger, under which Creative Medical Technologies, Inc., a Nevada corporation (“CMT”) became the Company’s wholly owned subsidiary, and Creative Medical Health, Inc. (“CMH”), which was CMT’s sole stockholder prior to the merger, became the Company’s principal stockholder. In connection with this merger, the Company changed its name to Creative Medical Technologies Holdings, Inc. to reflect its current business.

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

On September 15, 2025, the Company formed Bionance LLC, a Nevada limited liability company (“Bionance”), for the purpose of making investments in the securities of publicly traded companies (“Investments”). As of December 31, 2025, the Company is the principal member of Bionance and held an 80% interest and has consolidated the operations since inception. See Note 6 for additional information.

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

Non-Controlling Interest - The Company accounts for the non-controlling interest in its subsidiary in accordance with U.S. GAAP topic 805: Business Combinations. The Company has chosen to record the minority interests (“NCI”) in the equity section of the consolidated balance sheets and statements, and on the consolidated statement of operations, the profit or loss attributable to the minority interests will be reported as a separate non-operating line item. The Company measures its NCI’s using the percentage of ownership interest held by the respective NCI’s during the accounting period (for share of income or losses) plus the percentage of ownership of net assets at the beginning of the accounting period. The operations of Bionance were insignificant during the year ended December 31, 2025, thus, NCI has not been presented on the consolidated statements of operations.

Concentration Risks – The Federal Deposit Insurance Corporation insures cash deposits in most general bank accounts for up to $250,000 per institution. The Company maintains its cash balances at three financial institutions. As of December 31, 2025, the Company’s balance exceeded the limit at two institutions.

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

Accounts and Notes Receivable – Accounts and notes receivable are stated at net realizable value. An allowance for credit losses is provided based on prior collection experiences and management’s analysis of specific accounts, as well as current economic conditions and forecasts that affect the collectability of the reported amount. At December 31, 2025, in the opinion of management, no material accounts were considered uncollectible and, accordingly, no allowance was deemed necessary.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of December 31, 2025, and 2024, the Company had no outstanding derivative liabilities.

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

Payments received for which the earnings process is not yet complete are deferred. As of December 31, 2025, the Company had no deferred revenue. In 2024, the Company had $40,000 in deferred revenue.

Research and Development - Research and development will continue to be a significant function of the Company. Research and development costs are expensed as incurred. Expenses in the accompanying financial statements include certain costs which are directly associated with the Company’s two phase I/II clinical trials, research and development of the ImmCelzTM, AlloStem™, and IPSCs™ technology platforms. ImmCelzTM is based upon re-programming T-regulatory cells with cell-free secreted factors. We are conducting laboratory research to validate the core technology and ability to achieve scalable production. These costs, which consist primarily of monies paid for research assets, outsourced research services, laboratory facility expenses, materials and supplies and compensation costs amounted to $2,259,796 for the year ended December 31, 2025. There was $2,400,777 in research costs for the year ended December 31, 2024.

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

Basic and Diluted Income (Loss) Per Share – The Company follows Financial Accounting Standards Board (“FASB”) ASC 260 Earnings per Share to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During loss periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. During the year ended December 31, 2025, the Company had 11,183 options and 6,100,719 warrants to purchase common stock outstanding; however, the effects were anti-dilutive due to the net loss. During the year ended December 31, 2024, the Company had 11,183 options and 3,184,809 warrants to purchase common stock outstanding; however, the effects were anti-dilutive due to the net loss.

On December 19, 2024, following the approval of the Company’s stockholders, we filed an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock from 5,000,000 to 25,000,000.

Recently Adopted Accounting Pronouncements

Beginning in 2024 annual reporting, the Company adopted Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023- 07) that was issued by the Financial Accounting Standards Board (“FASB”). This new standard improves reportable segment disclosures by adding and enhancing interim disclosure requirements, clarifying circumstances in which entities can disclose multiple segment measures of profit or loss, providing new segment disclosure requirements for entities with a single reportable segment, and adding other disclosure requirements. This standard is effective for all entities that are subject to Topic 280, Segment Reporting for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. This standard is applicable to the Company due to the single reportable segment requirement. The Company has included all required disclosures within its Form 10-K for the year ended December 31, 2025. See Note 1 for further information on segment disclosures.

Accounting Pronouncements Not Yet Adopted – The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. On November 4, 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures. This ASU provides guidance to public companies regarding footnote disclosures of natural expense components (such as employee compensation, depreciation, and amortization) included within each relevant income statement expense caption. The guidance is effective for public companies for fiscal years beginning after December 15, 2026. We are assessing the effect of this update on our consolidated financial statement disclosures.

NOTE 2 – LICENSING AGREEMENTS

ED Patent – The Company acquired a patent from CMH, a related company on February 2, 2016, in exchange for 43,112 shares of CMTH restricted common stock valued at $100,000. CMH holds a significant amount of the Company’s common stock. The patent expired in 2025 and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $9,972 was recorded for the years ended December 31, 2025, and 2024. As of December 31, 2025, the carrying value of the patent was $1,042. The Company expects to amortize the remaining $1,042 in 2026 related to the patent costs.

Multipotent Amniotic Fetal Stem Cells License Agreement - On August 25, 2016, CMT entered into a License Agreement dated August 25, 2016, with a university. This license agreement grants to CMT the exclusive right to all products derived from a patent for use of multipotent amniotic fetal stem cells composition of matter throughout the world during the period ending on the expiration date of the longest-lived patent rights under the patent. The license agreement also permits CMT to grant sublicenses. Under the terms of the license agreement, CMT is required to diligently develop, manufacture, and sell any products licensed under the agreement. CMT paid the University an initial license fee within 30 days of entering into the agreement. CMT is also required to pay annual license maintenance fees on each anniversary date of the agreement, which maintenance fees would be credited toward any earned royalties for any given period. The License Agreement provides for payment of various milestone payments and earned royalties on the net sales of licensed products by CMT or any sub licensee. CMT is also required to reimburse the University for any future costs associated with maintaining the patent. CMT may terminate the license agreement for any reason upon 90 days’ written notice and the University may terminate the agreement in the event CMT fails to meet its obligations set forth therein, unless the breach is cured within 30 days of the notice from the University specifying the breach. CMT is also obligated to indemnify the University against claims arising due to the exercise of the license by CMT or any sub licensee. As of December 31, 2025, no amounts are currently due to the University.

The Company estimates that the patent expires in February 2026 and has elected to amortize the patent through the period of expiration on a straight-line basis. Amortization expense of $861 and $1,172 were recorded for the years ended December 31, 2025, and 2024 respectively. As of December 31, 2025, the carrying value of the patent was $0.

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

The patent expires on May 19, 2027, and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $10,861 and $10,000 were recorded for the years ended December 31, 2025, and 2024 respectively. As of December 31, 2025, the carrying value of the initial patent license was $14,139. The Company expects to amortize approximately $10,000 annually through 2027 related to the patent costs.

The Company has elected to amortize the additional $300,000 associated with commercialization over a seven-year period on a straight-line basis. Amortization expense of $46,523 and $45,940 were recorded for the years ended December 31, 2025, and 2024 respectively. As of December 31, 2025, the carrying value of the patent was $17,971. The Company expects to amortize the remaining $17,971 in 2026 related to the patent costs.

The Company has elected to amortize the additional $100,000 associated with filing of the IND over a ten-year period on a straight-line basis. Amortization expenses of $9,989 and $10,016 were recorded for the years ended December 31, 2025 and 2024 respectively. As of December 31, 2025, the carrying value of the patent was $77,495. The Company expects to amortize approximately $10,000 annually through 2033 related to the patent costs.

The Company has elected to amortize the additional $200,000 associated with the dosing of the first patient over a ten-year period on a straight-line basis. Amortization expenses of $19,989 and $5,038 were recorded for the years ended December 31, 2025 and 2024 respectively. As of December 31, 2025, the carrying value of the patent was $171,659. The Company expects to amortize approximately $20,000 annually through 2034 related to the patent costs.

ImmCelz™- On December 28, 2020, ImmCelz, Inc. (“ImmCelz”), a newly formed Nevada corporation and wholly owned subsidiary of the Company, entered into a Patent License Agreement dated December 28, 2020 (the “Agreement”), with Jadi Cell, LLC. (“Jadi”), a company controlled by Dr. Amit Patel, a former director of the Company. The Agreement grants to ImmCelz™ the patent rights under U.S. Patent# 9,803,176 B2, “Methods and compositions for the clinical derivation of an allogenic cell and therapeutic uses”. The contract grants ImmCelz™ access to proprietary process of expanding the master cell bank of Jadi Cell LLC, as currently practiced by Licensor, and as documented in standard operating procedures (SOPs) and other written documentation to augment autologous cells. The terms of the agreement are as follows:

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

The Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expenses of $25,075 and $25,000 were recorded for the years ended December 31, 2025, and 2024 respectively. As of December 31, 2025, the carrying value of the patent was $124,925. The Company expects to amortize approximately $25,000 annually through 2030 related to the patent costs.

As of December 31, 2025, future expected amortization of these assets is as follows:

For the year ended December 31,

2026	$84,777
2027	60,154
2028	55,154
2029	55,154
2030	55,236
Thereafter	96,754
Total	$407,230

The following is a rollforward of the Company’s licensing agreements for the year end December 31, 2025.

	Assets	Accumulated Amortization

Balances at December 31, 2024	$1,060,000	$(529,441)
Addition of new assets	-	-
Amortization	-	(123,327)
Balances at December 31, 2025	$1,060,000	$(652,768)

NOTE 3 – STOCK-BASED COMPENSATION

On September 6, 2021, the Company’s Board of Directors, and holders of a majority of the voting power of the Company’s stockholders approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) and reserved 60,000 shares of common stock for the issuance of awards thereunder. The 2021 Plan provides for the granting to our employees, officers, directors, consultants, and advisors of performance awards payable in shares of common stock, stock options (non-statutory and incentive), restricted stock awards, stock appreciation rights (“SARs”), restricted share units (“RSUs”) and other stock-based awards. The purpose of the 2021 Plan is to secure for the Company and its stockholders the benefits arising from capital stock ownership by eligible participants who are expected to contribute to the Company’s future growth and success. As of December 31, 2025, stock options to purchase 11,183 common shares had been granted under the 2021 Plan.

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

During 2025 and 2024, the fair market value of the options was insignificant to the financial statements.

Since the expected life of the options was greater than the Company’s historical stock information available, the Company determined the expected volatility based on price fluctuations of comparable public companies.

There were no options issued during the years-ended December 31, 2025 and 2024.

Option activity for the years ended December 31, 2025, and 2024 consists of the following:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2023	11,183	$83.96	8.11
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2024	11,183	$83.96	7.11
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2025	11,183	$83.96	6.11
Vested, December 31, 2025	7,735	$83.96	6.11

See Note 2 for discussion related to the issuance of common stock in connection with licensing agreements. See Note 4 for warrants issued in connection with our October 2024, March and October 2025 private offerings.

In February 2022, we granted a total of 11,183 options to Timothy Warbington and Donald Dickerson at an exercise price of $16.90. Stock-based compensation recorded during the years ended December 31, 2025 and 2024 were $3,485 and $36,647 respectively, and recorded within selling, general and administration expenses. The value of the options was determined to be $145,525 based upon the Black-Scholes method, see variables used below. As of December 31, 2025, future estimated stock-based compensation expected to be recorded was estimated is $0.

Inputs Used

Annual dividend yield	$-
Expected life (years)	6.5
Risk-free interest rate	0.81%
Expected volatility	92.95%
Common stock price	$16.90

See Note 2 for discussion related to the issuance of common stock in connection with licensing agreements.

See Note 4 for warrant rollforward

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

On December 19, 2024, our stockholders approved an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock from 5,000,000 to 25,000,000.

Warrant Exercise Inducement Transactions

On March 6, 2025, entered into warrant exercise inducement agreements with holders of existing warrants for the exercise of outstanding warrants to purchase an aggregate of 837,104 shares of common stock of the Company originally issued in October 2024 at the exercise price of $4.42 per share, in exchange for the issuance of new warrants. The aggregate gross proceeds from the exercise of the existing warrants was $3.7 million, before deducting financial advisory fees. The new warrants were exercisable for an aggregate of up to 1,674,208 shares of common stock, at an exercise price of $3.75 per share, for a period of five years following shareholder approval of the exercise price of the warrants that occurred on May 5, 2025. As the Inducement Warrants were considered offering costs, the Company has recorded both an increase and decrease to additional paid-in capital of approximately $3.9 million representing the difference between the fair market value of the Existing Warrants and Inducement Warrants on the date of the transaction. There was no net impact on total equity as a result.

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

On October 29, 2025, we entered into warrant exercise inducement agreements with holders of existing warrants for the exercise of outstanding warrants to purchase an aggregate of 1,116,136 shares of common stock of the Company originally issued in March 2025, at the exercise price of $3.75 per share, in exchange for the issuance of new warrants. The aggregate gross proceeds from the exercise of the existing warrants was approximately $4.2 million, before deducting financial advisory fees. The new warrants are exercisable for an aggregate of up to 2,790,340 shares of common stock, at an exercise price of $2.86 per share. The new warrants are exercisable for a period of five years following shareholder approval of the exercise of the warrants that occurred on December 26, 2025. In addition, in connection with this transaction, the Company agreed to (i) reduce the exercise price of certain warrants issued in May 2022 and December 2021 to $4.73 per share, and (ii) issue warrants to purchase up to 279,036 shares of common stock in the same form as the issued warrants, to an investor that consented to the transaction. As the Inducement Warrants were considered offering costs, the Company has recorded both an increase and decrease to additional paid-in capital of approximately $9.2 million representing the difference between the fair market value of the Existing Warrants and Inducement Warrants on the date of the transaction. There was no net impact on total equity as a result.

The transaction closed on October 29, 2025, resulting in total gross proceeds to the Company of approximately $4.2 million before deducting placement agent fees and other costs of the offering. The net proceeds received by the Company will be used for working capital and general corporate purposes.

Roth acted as the Company’s financial advisor in connection with the transaction described above. Pursuant to a financial advisory agreement with Roth, the Company (i) paid Roth a financial advisory fee equal to 8% of the aggregate gross proceeds received from the exercise of the Existing Warrants, and (ii) reimbursed Roth $40,000 for its legal expenses.

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

Preferred Stock

On May 14, 2024, our CEO and Chairman, Timothy Warbington, purchased one share of Series B Preferred Stock for a purchase price of $100 in cash. The Series B Preferred Stock has no voting rights other than the right to 100,000,000 votes solely with respect to a proposal to increase the Company’s authorized shares of common stock (a “Share Increase Proposal”). The Series B Preferred stock will vote together with the Company’s outstanding shares of common stock, as a single class with respect to any Share Increase Proposal, in the same proportion as shares of common stock are voted on such Share Increase proposal. The outstanding share of Series B Preferred Stock was redeemed by the Company for $100, upon the approval by the stockholders to increase the number of authorized common shares, see below. As of December 31, 2025, the $100 is payable to the CEO and is included within accounts payable.

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

A total of 106,250 shares had been repurchased under this program for a total purchase price of $455,916. 101,250 shares were cancelled in December 2024. The remaining 5,000 shares are pending cancellation.

Warrants

In connection with our October 2024 private offering, we issued warrants to purchase 418,552 shares of common stock and accompanying warrants to purchase 899,886 shares of common stock at a price of $4.42 per share. The warrants were issued in connection with an offering and thus were deemed to be a cost of the offering.

Assumptions used in calculating the fair value of the warrants issued in 2024 were as follows:

Range of Inputs Used
Annual dividend yield	$-
Expected life (years)	5.0
Risk-free interest rate	4.24%
Expected volatility	176.00%
Common stock price	$4.56

In connection with our March 6, 2025 warrant exercise inducement transaction, we issued warrants to purchase 1,799,774 shares of common stock at a price of $3.75 per share. The warrants were issued in connection with an offering and thus were deemed to be a cost of the offering.

Assumptions used in calculating the fair value of the warrants issued on March 6, 2025 were as follows:

Range of Inputs Used
Annual dividend yield	$-
Expected life (years)	5.0
Risk-free interest rate	4.04%
Expected volatility	166.00%
Common stock price	$3.76

In connection with our October 29, 2025 warrant exercise inducement transaction, we issued warrants to purchase 3,069,416 shares of common stock at a price of $2.86 per share. The warrants were issued in connection with an offering and thus were deemed to be a cost of the offering.

Assumptions used in calculating the fair value of the warrants issued on October 29, 2025 were as follows:

Range of Inputs Used
Annual dividend yield	$-
Expected life (years)	5.0
Risk-free interest rate	3.70%
Expected volatility	147.00%
Common stock price	$5.59

As of December 31, 2025, and 2024, warrants to purchase 6,100,719 and 3,184,808 shares of common stock were outstanding respectively.

Warrant activity for the years ended December 31, 2025 and 2024 consists of the following:

	Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2023	2,284,932	$26.59	3.22
Issued	899,886	4.42	4.81
Exercises	-
Anti-Dilution Modifications	-
Forfeiture/Cancellations	(10)
Outstanding, December 31, 2024	3,184,808	$20.30	2.95
Issued	4,869,150	3.75	4.65
Exercises	(1,953,240)	4.12	4.04
Anti-Dilution Modifications	-
Forfeiture/Cancellations
Outstanding, December 31, 2025	6,100,718	$5.06	3.41

See Note 2 for discussion related to the issuance of common stock in connection with licensing agreements.

NOTE 5 – INCOME TAXES

The provision for income tax expense consists for the years ended December 31, 2025, and 2024:

	2025	2024
Income tax provision attributable to:
Federal	$(1,232,321)	$(1,122,740)
State and local	(342,374)	(311,930)
Valuation allowance	1,574,695	1,434,670
Net provision for income tax	$-	$-

Deferred tax assets consist of the following at December 31, 2025, and 2024:

	2025	2024
Deferred tax asset attributable to:
Net operating loss carryover	$9,236,107	$7,661,412
Valuation allowance	(9,236,107)	(7,661,412)
Net deferred tax asset	$-	$-

The primary difference between the statutory federal rate and the Company’s effective tax rate for the years ended December 31, 2025 and 2024 was due to the 100% valuation allowance. The following is a reconciliation of the statutory federal rate and the Company’s effective tax rate for the year ended December 31, 2025, and 2024:

	2025	2024

Tax at federal statutory rate	21.0%	21.0%
State, net of federal benefit	5.7%	5.7%
Change in temporary differences	(0.0)%	(0.0)%
Permanent differences	(0.4)%	(0.4)%
Valuation allowance	(26.3)%	(26.1)%
Provision for taxes	-	-

As of December 31, 2025 the Company had federal and state gross net operating loss carryforwards of approximately $34.4 million. The federal and state net operating losses and tax credits expire in years beginning in 2036. Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. To date, the Company hasn’t experienced “ownership changes” under section 382 of the Code and comparable state tax laws. As of December 31, 2025, the Company estimates that none of the federal and state net operating losses will be limited under Section 382 of the Code.

As of December 31, 2025, and 2024, the Company maintained a full valuation allowance on its net deferred tax assets. The valuation allowance was determined in accordance with the provisions of ASC 740, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. The Company’s history of cumulative losses, along with expected future U.S. losses required that a full valuation allowance be recorded against all net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

The applicable federal and state rates used in calculating the deferred tax provision were 21.0% and 5.7%, respectively.

The Company files income tax returns in the U.S. and Arizona. All years presented remain subject to examination for U.S. federal and state purposes. The Company is not currently under examination in federal or state jurisdictions.

NOTE 6 – NOTE RECEIVABLE

Bionance Initiative

The Company is the principal member of Bionance LLC, a Nevada limited liability company (“Bionance”), formed for the purpose of making investments in the securities of publicly traded companies (“Investments”). On October 1, 2025, following the approval of the Company’s Board of Directors, the Company and Timothy Warbington, the Company’s Chief Executive Officer, entered into Bionance’s Operating Agreement, pursuant to which, among other things, the Company and Mr. Warbington committed to make up to $500,000 and $100,000 of capital contributions, respectively, to Bionance, to fund Investments. The Managing Member of Bionance, Bionance Management LLC, is owned in equal parts by Mr. Warbington, Donald Dickerson, the Company’s Chief Financial Officer, and Dr. Amit Patel, a consultant to the Company. The Managing Member is entitled to 30% of all distributions made by Bionance after Bionance’s other members have received the return of 100% of their capital contributions to Bionance. Bionance has no members other than the Company, Mr. Warbington and Bionance Management LLC. As of December 31, 2025, Mr. Warbington contributed $10,000 to Bionance.

During the year ended December 31, 2025, Bionance purchased a convertible promissory note (the “Note”) issued by a third party (the “Issuer”). The Note has a face principal amount of $60,000 of which $50,500 were the net proceeds to the third party. This included an original issue discount (“OID”) of $6,000 and other costs of $3,500. The Note was issued on November 10, 2025 and matures 12 months from issuance (November 10, 2026). The Note provides for a 12% interest amount that is earned as of issuance and includes default interest of 16% per annum on amounts past due.

The Note is convertible, at the Company’s option, into shares of the Issuer’s common stock. The conversion price is based on a discount to the Issuer’s trading price, defined as 65% of the lowest traded price during the 10 trading days immediately preceding the conversion date. The Note also includes customary protective provisions and remedies, including (i) penalties for failure to timely deliver conversion shares, (ii) limited optional prepayment by the Issuer during the first 181 days after issuance subject to increasing prepayment premiums, and (iii) an accelerated “default amount” payable upon an event of default.

The Company amortizes the premium of $10,000 over the term of the Note using the straight line method due to the short-term nature of the Note. During the year ended December 31, 2025, the Company amortized $1,584 to interest income with a premium of $7,916 remaining as of December 31, 2025.

NOTE 7 – SUBSEQUENT EVENTS

Management has reviewed subsequent events through the date of the filing of this 10-K and concluded that no reportable subsequent events have occurred.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025.

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

Management assessed our internal control over financial reporting as of December 31, 2025, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 2013 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective, as of December 31, 2025, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the annual period ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

45

PART III

Item 10. Directors, Executive Officers Corporate Governance.

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

46

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

4.7

Form of Inducement Warrant dated March 6, 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2025).

4.8

Form of Inducement Warrant dated October 29, 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2025).

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

10.8

Research Tools Purchase Agreement, dated December 15, 2022, between Creative Medical Technology Holdings, Inc and Narkeshyo LLC (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2024)

10.9

Securities Purchase Agreement dated October 22, 2024 between Creative Medical Technology Holdings, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2024)

10.11

Placement Agency Agreement dated October 22, 2024 between Creative Medical Technology Holdings, Inc. and Roth Capital Partners (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2024)

10.12

Form of Inducement Letter dated March 6, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2025).

10.13

Form of Inducement Letter dated October 29, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2025).

21.1	Subsidiaries*
23.1	Consent of Haynie and Company*
31.1	Rule 13a-14(a)/15d-14a(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14a(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certification of Principal Executive Officer *
32.2	Section 1350 Certification of Principal Financial Officer *
97.1

Clawback Policy of Creative Medical Technology Holdings, Inc. (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 4, 2025)

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

47

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

Date: March 20, 2026	By:	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: March 20, 2026	By:	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Timothy Warbington	Director & Chairman	March 20, 2026
Timothy Warbington

/s/ Donald Dickerson	Director	March 20, 2026
Donald Dickerson

/s/ Michael H. Finger	Director	March 20, 2026
Michael H. Finger

/s/ Susan Snow	Director	March 20, 2026
Susan Snow

/s/ Bruce S. Urdang	Director	March 20, 2026
Bruce S. Urdang

48