Form 10-K/A
period 2025-12-31
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2026-04-24
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates was $4,633,334 based on the closing price on The NASDAQ Capital Market of such common stock on such date.

As of March 20, 2026, there were 3,696,668 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

 PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information concerning our directors and executive officers:

Name	Position	Age
Timothy Warbington	President, Chief Executive Officer and Director	64
Donald Dickerson	Chief Financial Officer & Senior Vice-President and Director	61
Michael H. Finger (1)(2)(3)	Director	79
Susan H. Snow (1)(2)(3)	Director	68
Bruce S. Urdang (1)(2)(3)	Director	67

(1) Member of the audit committee.

(2) Member of the corporate governance and nominating committee.

(3) Member of the compensation committee.

Timothy Warbington. Mr. Warbington has served as our director and as Chief Executive Officer since February 2016 and has served as a director, Chief Executive Officer and President of Creative Medical Holdings, Inc. (“CMH”) since October 2011. He has over three decades of executive level management experience. From 1993 through 2007 he owned and operated a multi-million dollar national agricultural (produce) and finance company. Prior to that, he served as chief operating officer of the U.S. subsidiary of a British firm engaged in the international food trade. Mr. Warbington is an investor in the biotechnology industry, building trade contacts and an internationally regarded team of scientists, physicians, institutional investors, investment bankers and healthcare executives that he has assembled over many years. Mr. Warbington received a Bachelor’s Degree in Accounting from Arizona State University in 1984.

Mr. Warbington’s experience as an executive, and in particular with respect to biotechnology companies, well qualify him to serve as one of our directors.

Donald Dickerson. Mr. Dickerson has served as our director and as Chief Financial Officer and Senior Vice-President since February 2016, and has served as a director and as Vice President and Chief Operating Officer of CMH since June 2014. His career encompasses an array of banking, technology, manufacturing, defense and health sciences industry sectors. His management, accounting and financial experience includes service as vice president (finance) for JP Morgan Chase (October 2003 until February 2009), director (finance and operations) for GMT Ventures (March 2009 until May 2014) and chief financial officer of Medistem, Inc., a developer of adult stem therapies (June 2011 until May 2014). Mr. Dickerson received his Master of Business Administration in Finance from the University of Southern California in 1992.

Mr. Dickerson’s experience as an executive, and in particular with respect to public companies, well qualify him to serve as one of our directors.

Michael H. Finger. Mr. Finger has served as a director of ours since December 2021. Mr. Finger is a licensed realtor and the manager and principal member of Alternative Sales Source, LLC, a real estate consulting firm that he founded in 2017. Prior to launching Alternative Sales Source, LLC, Mr. Finger was active as the founder and principal shareholder of Hyland Bay Systems beginning in 2002, for which he also served as chief financial officer, and a related company Hyland Bay Realty, founded in 2008, both of which he sold in 2016. Mr. Finger founded and operated Cardinal Financial Services, Inc., a national commercial real estate mortgage brokerage firm, underwriting properties, performing portfolio analyses and sensitivity studies across the United States, as well as connecting buyers, sellers and investors, until Cardinal’s sale in 2007. Mr. Finger received his MBA in finance from Columbia University in New York and holds a B.A. in biology from Boston University.

Mr. Finger’s business and financial experience and expertise well qualify him to serve as one of our directors.

Susan H. Snow. Ms. Snow has served as a director of ours since December 2021. From January 2018 until January 2022, Ms. Snow served as Senior VP, Operations at Redhorse, a consulting firm specializing in contracts and relationships with U.S. governmental agencies, where she led human resources, talent acquisition, IT administration, finance & accounting, and contracting operations. Previously, from May 2009 until January 2018, she was a principal at Transitional Finance Partners Ms. Snow has also served as a director of publicly traded NeoVolta Inc. (Nasdaq: NEOV) since July 2022. She began her professional career and earned her CPA while at KPMG, where she spent 4 years before leaving to take a Chief Financial Officer role in private industry. Ms. Snow holds an MS degree from Northeastern.

Ms. Snow’s financial and corporate experience and expertise well qualify her to serve as one of our directors.

Bruce S. Urdang. Mr. Urdang has served as a director of ours since December 2021, and has been a licensed attorney, in private practice since 1984, having represented clients in real estate and business transactions, and commercial litigation and transactions, at the Law Offices of Bruce S. Urdang, J.D. Mr. Urdang has also been a professor at Northern Arizona University’s School of Hotel and Restaurant Management, a position he held since 1989. Mr. Urdang received his J.D. from St. John’s School of Law and holds a B.A. in political science from the State University of New York, Oneonta.

Mr. Urdang’s legal and business experience and expertise well qualify him to serve as one of our directors.

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

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees . A copy of our insider trading policy has been filed as Exhibit 19.1 to this Annual Report on Form 10-K/A.

Delinquent Section 16(a) Reports

The were no persons who, at any time during the fiscal year ended December 31, 2025, was a director, executive officer, or beneficial owner of more than 10% of our common stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Item 11. Executive Compensation

The following table contains information concerning the compensation paid during our fiscal years ended December 31, 2025 and 2024 to Timothy Warbington, our Chief Executive Officer, and Donald Dickerson, our Chief Financial Officer, who served as our only executive officers during 2025 and 2024 (collectively, our “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($) (1)	Total ($)

Timothy Warbington	2025	339,720	[170,000]	[223,000]	732,720
Chief Executive Officer	2024	339,000	-0-	247,500	587,220

Donald Dickerson	2025	300,000	[55,000]	205,000	560,000
Chief Financial Officer	2024	300,000	-0-	225,000	525,000

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2025, our Named Executive Officers had outstanding unexercised options as set forth below. Our named Executive Officers did not have any unvested stock awards outstanding at December 31, 2025.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date ($)

Timothy Warbington (1)	5,858	-0-	16.90	February 9, 2032

Donald Dickerson (1)	5,324	-0-	16.90	February 9, 2032
(2)	1,000	-0-	150.00	July 15, 2031
(2)	2,000	-0-	20.00	December 28, 2030

(1)	These options vested 25% on the date of grant and vested 25% on each of the next three anniversaries of the date of grant.

(2)	These are warrants that were fully vested upon issuance.

Employment Agreements

On February 9, 2022, we entered into written Employments Agreements with our Named Executive Officer, Timothy Warbington and Donald Dickerson, the Company’s Chief Financial Officer. The Employment Agreements are identical in all material respects other than with respect to base salary, which is currently $[339,720] per annum for Mr. Warbington, and $300,000 per annum for Mr. Dickerson.

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

Compensation of Directors

The following table shows certain information with respect to the compensation of all of our non-employee directors during our year ended December 31, 2025.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 15, 2026, as adjusted to reflect the sale of common stock offered by us in this offering, for:

•	each person, or group of affiliated persons, who we know to beneficially own more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors and director nominees; and

•	all of our executive officers and directors as a group.

The percentage of beneficial ownership information shown in the table is based on 3,696,668 shares of common stock currently outstanding.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of warrants that are either immediately exercisable or exercisable within 60 days of April 15, 2026. These shares are deemed to be outstanding and beneficially owned by the person holding those warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Names and Address of Individual or Identity of Group(1)	Number of Shares Beneficially Owned		Beneficial Ownership (%)
Officers and Directors
Timothy Warbington	40,762	(2)	1.1%
Donald Dickerson	8,341	(3)	*
Michael H. Finger	351		*
Susan Snow	-0-		*
Bruce S. Urdang	-0-		*
All Directors and Executive Officers as a Group (5 Persons)	49,454	(4)	1.3%

5% Holders
N/A

* Less than one percent.

(1)	Unless otherwise indicated, the business address of each officer and director of the Company is c/o Creative Medical Technology Holdings, Inc., 211 E. Osborn Road, Phoenix, AZ 85012.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since January 1, 2024 to which we have been a party in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets as of December 31, 2025 and 2024, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

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

Investment in SPAC Sponsor

In February 2026, following the approval of the Company’s Board of Directors, the Company contributed $125,000 to the capital of Creative Acquisition Sponsor LLC (the “Sponsor”), as an investment in the Sponsor. The Sponsor is a Delaware limited liability company formed by the Company’s Chief Executive Officer for the purpose of acting as the sponsor of a proposed special purpose acquisition company (the “SPAC”) that would conduct a public offering and thereafter seek to effect a merger or other business combination with an acquisition target. Currently, the Sponsor’s only members are the Company and the Company’s Chief Executive Officer, who has invested $125,000 of his personal funds in the Sponsor. To date, both the SPAC and Sponsor have conducted limited organizing activities, and the funds contributed by the Company to the capital of the Sponsor have not been utilized. It is anticipated that in the event the SPAC does not move forward with its plans to conduct a public offering, the funds contributed by the Company to the Sponsor will be returned to the Company in exchange for the cancellation of the Company’s interest in the Sponsor.

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

Item 14. Principal Accountant Fees and Services

The following table sets forth all fees accrued or paid to Haynie & Company, Salt Lake City, Utah, PCAOB ID 457, for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Audit Fees (1)	$84,000	$82,172
Audit-Related Fees (2)	$6,500	$10,600
Tax Fees	-	-
All Other Fees	-	-
Total	$90,500	$92,772

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

(2)	Audit-Related Fees consist of professional services rendered in connection the filing of Registration Statements on Form S-3.

Pre-approval Policy. Under our audit committee’s policy governing our use of the services of our independent registered public accountants, the audit committee is required to pre-approve all audit and permitted non-audit services performed by our independent registered public accountants in order to ensure that the provision of such services does not impair the public accountants’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits
19.1	Creative Medical Technology Holdings, Inc. Insider Trading Policy
31.1	Rule 13a-14(a)/15d-14a(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14a(a) Certification of Principal Financial Officer*
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

Date: April 24, 2026	By:	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: April 24, 2026	By:	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Timothy Warbington	Director & Chairman	April 24, 2026
Timothy Warbington

/s/ Donald Dickerson	Director	April 24, 2026
Donald Dickerson

/s/ Michael H. Finger	Director	April 24, 2026
Michael H. Finger

/s/ Susan Snow	Director	April 24, 2026
Susan Snow

/s/ Bruce S. Urdang	Director	April 24, 2026
Bruce S. Urdang

