Form 10-Q
period 2026-03-31
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2026-05-08
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, there were 3,696,668 shares of the registrant’s common stock outstanding.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash	$5,723,176	$7,208,126
Investments in related entity	125,000	-
Note receivable, net of premium	105,711	52,084
Prepaids and other current assets	105,032	138,804
Total Current Assets	6,058,919	7,399,014

OTHER ASSETS
Other assets	3,281	3,281
Licenses, net of amortization	378,377	407,230
TOTAL ASSETS	$6,440,577	$7,809,525

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$293,455	$270,686
Advances from related party	14,194	14,194
Total Current Liabilities	307,649	284,880

TOTAL LIABILITIES	307,649	284,880

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized at March 31, 2026 and December 31, 2025	-	-
Common stock, $0.001 par value, 25,000,000 shares authorized; 3,701,668 issued and 3,696,668 outstanding at March 31, 2026 and December 31, 2025, respectively	3,144	3,144
Additional paid-in capital	78,108,422	78,108,422
Accumulated deficit	(71,991,998)	(70,586,921)
Treasury stock, at cost, 5,000 shares as of March 31, 2026 and December 31, 2025.	(10,000)	(10,000)
TOTAL STOCKHOLDERS' EQUITY	6,109,568	7,514,645
Non-controlling interest	23,360	10,000
TOTAL EQUITY ATTRIBUTABLE TO CMTH	6,132,928	7,524,645
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,440,577	$7,809,525

The accompanying notes are an integral part of these condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025

Revenues	$-	$3,000

Cost of revenues	-	1,200

Gross profit	-	1,800

OPERATING EXPENSES
Research and development	541,658	743,304
Selling, general and administrative	888,640	888,397
Amortization of patent costs	28,855	30,577
TOTAL EXPENSES	1,459,153	1,662,278

Operating loss	(1,459,153)	(1,660,478)

OTHER INCOME/(EXPENSE)
Interest income	55,436	22,381
Total other income	55,436	22,381

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,403,717)	(1,638,097)

Provision for income taxes	-	-

NET LOSS	$(1,403,717)	$(1,638,097)

Net income attributable to non-controlling interest	1,360	-

NET LOSS ATTRIBUTABLE TO CMTH	$(1,405,077)	$(1,638,097)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.38)	$(0.83)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	3,701,668	1,980,735

The accompanying notes are an integral part of these condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,405,077)	$(1,638,097)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation	-	3,485
Amortization of intangible assets	28,855	30,577
Amortization of note receivable premium	(3,627)	-
Changes in assets and liabilities:
Inventory	-	1,200
Prepaids and other current assets	33,772	52,557
Accounts payable	22,767	(1,337)
Accrued expenses	-	(39,920)
Net cash used in operating activities	(1,323,310)	(1,591,535)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of note receivable	(50,000)	-
Investment in related entity	(125,000)	-
Net cash used in investing activities	(175,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from minority member	13,360	-
Purchase of treasury stock	-	(10,000)
Proceeds from sale of common stock and warrants, net of issuance costs	-	3,364,000
Net cash provided in financing activities	13,360	3,354,000

NET CHANGE IN CASH	(1,484,950)	1,762,465
BEGINNING CASH BALANCE	7,208,126	5,940,402
ENDING CASH BALANCE	$5,723,176	$7,702,867

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$-	$-
Cash payments for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders'	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity	Interest	Equity
December 31, 2025	3,701,668	$3,144	$78,108,422	$(70,586,921)	$(10,000)	$7,514,645	$10,000	$7,524,645

Contribution by minority member	-	-	-	-	-	-	12,000	12,000
Net loss	-	-	-	(1,405,077)	-	(1,405,077)	1,360	(1,403,717)

March 31, 2026	3,701,668	$3,144	$78,108,422	$(71,991,998)	$(10,000)	$6,109,568	$23,360	$6,132,928

	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity
December 31, 2024	1,748,428	$1,749	$70,931,663	$(64,591,913)	$-	$6,341,499

Proceeds from exercise of warrants	837,104	837	3,699,163	-	-	3,700,000
Offering costs	-	-	(336,000)	-	-	(336,000)
Purchase of treasury shares	-	-	-	-	(10,000)	(10,000)
Stock-based compensation	-	-	3,485	-	-	3,485
Net loss	-	-	-	(1,638,097)	-	(1,638,097)

March 31, 2025	2,585,532	$2,586	$74,298,311	$(66,230,010)	$(10,000)	$8,060,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

On September 15, 2025, the Company formed Bionance LLC, a Nevada limited liability company (“Bionance”), for the purpose of making investments in the securities of publicly traded companies. As of December 31, 2025, the Company is the principal member of Bionance and held an 80% interest and has consolidated the operations since inception. See Note 6 for additional information.

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

Non-Controlling Interest - The Company accounts for the non-controlling interest in its subsidiary in accordance with U.S. GAAP topic 805: Business Combinations. The Company has chosen to record the minority interests (“NCI”) in the equity section of the consolidated balance sheets and statements, and on the consolidated statements of operations, the profit or loss attributable to the minority interests will be reported as a separate non-operating line item. The Company measures its NCI’s using the percentage of ownership interest held by the respective NCI’s during the accounting period (for share of income or losses) plus the percentage of ownership of net assets at the beginning of the accounting period. The operations of Bionance were insignificant during the three-months ended March 31, 2026, thus, NCI has not been presented on the consolidated statements of operations.

Concentration Risks – The Federal Deposit Insurance Corporation insures cash deposits in most general bank accounts for up to $250,000 per institution. The Company maintains its cash balances at three financial institutions. As of March 31, 2026, the Company’s balance exceeded the limit at two institutions.

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

Accounts and Notes Receivable – Accounts and notes receivable are stated at net realizable value. An allowance for credit losses is provided based on prior collection experiences and management’s analysis of specific accounts, as well as current economic conditions and forecasts that affect the collectability of the reported amount. At March 31, 2026, in the opinion of management, no material accounts were considered uncollectible and, accordingly, no allowance was deemed necessary.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of March 31, 2026, and 2025, the Company had no outstanding derivative liabilities.

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

Payments received for which the earnings process is not yet complete are deferred. As of March 31, 2026 and December 31, 2025, the Company had no deferred revenue.

Research and Development - Research and development will continue to be a significant function of the Company. Research and development costs are expensed as incurred. Expenses in the accompanying financial statements include certain costs which are directly associated with the Company’s two phase I/II clinical trials, research and development of the ImmCelzTM, AlloStem™, and IPSCs™ technology platforms. ImmCelzTM is based upon re-programming T-regulatory cells with cell-free secreted factors. We are conducting laboratory research to validate the core technology and ability to achieve scalable production. These costs, which consist primarily of monies paid for research assets, outsourced research services, laboratory facility expenses, materials and supplies and compensation costs amounted to $541,658 for the three-months ended March 31, 2026. There was $743,304 in research costs for the three-months ended March 31, 2025.

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

Basic and Diluted Income (Loss) Per Share – The Company follows Financial Accounting Standards Board (“FASB”) ASC 260 Earnings per Share to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During loss periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. During the three-months ended March 31, 2026, the Company had options to purchase 11,183 shares of common stock and warrants to purchase 6,100,719 shares of common stock; however, the effects were anti-dilutive due to the net loss. During the three-months ended March 31, 2025, the Company had options to purchase 11,183 shares of common stock and warrants to purchase 4,147,478 shares of common stock; however, the effects were anti-dilutive due to the net loss.

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

NOTE 2 – LICENSING AGREEMENTS

ED Patent – The Company acquired a patent from CMH, a related company on February 2, 2016, in exchange for 43,112 shares of CMTH common stock valued at $100,000. The patent expires in 2025 and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $1,042 and $2,493 were recorded for the three-months ended March 31, 2026, and 2025, respectively. As of March 31, 2026, the carrying value of the patent was $0. The Company has expensed all expenses related to the patent costs.

Multipotent Amniotic Fetal Stem Cells License Agreement - On August 25, 2016, CMT entered into a License Agreement dated August 25, 2016, with a university. This license agreement grants to CMT the exclusive right to all products derived from a patent for use of multipotent amniotic fetal stem cells composition of matter throughout the world during the period ending on the expiration date of the longest-lived patent rights under the patent. The license agreement also permits CMT to grant sublicenses. Under the terms of the license agreement, CMT is required to diligently develop, manufacture, and sell any products licensed under the agreement. CMT paid the University an initial license fee within 30 days of entering into the agreement. CMT is also required to pay annual license maintenance fees on each anniversary date of the agreement, which maintenance fees would be credited toward any earned royalties for any given period. The License Agreement provides for payment of various milestone payments and earned royalties on the net sales of licensed products by CMT or any sub licensee. CMT is also required to reimburse the University for any future costs associated with maintaining the patent. CMT may terminate the license agreement for any reason upon 90 days’ written notice and the University may terminate the agreement in the event CMT fails to meet its obligations set forth therein, unless the breach is cured within 30 days of the notice from the University specifying the breach. CMT is also obligated to indemnify the University against claims arising due to the exercise of the license by CMT or any sub licensee. As of March 31, 2026, no amounts are currently due to the University.

The Company estimates that the patent expires in February 2026 and has elected to amortize the patent through the period of expiration on a straight-line basis. Amortization expense of $0 and $293 were recorded for the three-months ended March 31, 2026, and 2025 respectively. As of March 31, 2026, the carrying value of the patent was $0. The Company has expensed all expenses related to the patent costs.

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

The patent expires on May 19, 2027, and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $2,736 and $2,500 were recorded for the three-months ended March 31, 2026 and 2025 respectively. As of March 31, 2026, the carrying value of the initial patent license was $11,402. The Company expects to amortize the remaining $11,402 through 2026 related to the patent costs.

The Company has elected to amortize the additional $300,000 associated with the patent over a ten-year period on a straight-line basis. Amortization expense of $11,524 and $11,485 were recorded for the three-months ended March 31, 2026, and 2025 respectively. As of March 31, 2026, the carrying value of the patent was $6,447. The Company expects to amortize the remaining $6,447 through 2026 related to the patent costs.

The Company has elected to amortize the additional $100,000 associated with the filing of the IND with the FDA over a ten-year period on a straight-line basis. Amortization expense of $2,463 was recorded for the three-months ended March 31, 2026 and 2025 respectively. As of March 31, 2026, the carrying value of the patent was $75,031. The Company expects to amortize approximately $10,000 annually through 2033 related to the patent costs.

The Company has elected to amortize the additional $200,000 associated with the dosing of the first patient over a ten-year period on a straight-line basis. Amortization expense of $4,929 was recorded for the three-months ended March 31, 2026 and 2025 respectively. As of March 31, 2026, the carrying value of the patent was $166,730. The Company expects to amortize approximately $20,000 annually through 2034 related to the patent costs.

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

The Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expenses of $6,161 and $6,250 were recorded for the three-months ended March 31, 2026, and 2025, respectively. As of March 31, 2026, the carrying value of the patent was $118,764. The Company expects to amortize approximately $25,000 annually through 2030 related to the patent costs.

The following is a roll forward of the Company’s licensing agreements for the three-months ended March 31, 2026.

	Assets	Accumulated Amortization

Balances at December 31, 2025	$1,060,000	$(652,768)
Addition of new assets	-	-
Amortization	-	(28,885)
Balances at March 31, 2026	$1,060,000	$(681,653)

NOTE 3 – STOCK-BASED COMPENSATION

On September 6, 2021, the Company’s Board of Directors, and holders of a majority of the voting power of the Company’s stockholders approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) and reserved 60,000 shares of common stock for the issuance of awards thereunder. The 2021 Plan provides for the granting to our employees, officers, directors, consultants, and advisors of performance awards payable in shares of common stock, stock options (non-statutory and incentive), restricted stock awards, stock appreciation rights (“SARs”), restricted share units (“RSUs”) and other stock-based awards. The purpose of the 2021 Plan is to secure for the Company and its stockholders the benefits arising from capital stock ownership by eligible participants who are expected to contribute to the Company’s future growth and success. As of March 31, 2026, stock options to purchase 11,183 common shares had been granted under the 2021 Plan.

During the three-months ended March 31, 2026 and 2025, the fair market value of the options was insignificant to the financial statements.

Since the expected life of the options was greater than the Company’s historical stock information available, the Company determined the expected volatility based on price fluctuations of comparable public companies.

There were no options issued during the three-months ended March 31, 2026 and 2025.

Option activity for the three-months ended March 31, 2026, consists of the following:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2025	11,183	$83.96	7.11
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, March 31, 2026	11,183	$83.96	5.86
Vested, March 31, 2026	11,183	$83.96	5.86

In February 2022, we granted a total of 11,183 options to Timothy Warbington and Donald Dickerson at an exercise price of $16.90. The value of the options was determined to be $145,525 based upon the Black-Scholes method, see variables used below. During the three-month periods ended March 31, 2026 and 2025, the Company recorded $0 and $3,485 in stock-based compensation respectively. As of March 31, 2026, all stock-based compensation has been expensed.

NOTE 4 – STOCKHOLDERS’ EQUITY

Warrant Exercise Inducement Transactions

On March 6, 2025, the Company entered into warrant exercise inducement agreements with holders of existing warrants for the exercise of outstanding warrants to purchase an aggregate of 837,104 shares of common stock of the Company originally issued in October 2024 at the exercise price of $4.42 per share, in exchange for the issuance of new warrants. The aggregate gross proceeds from the exercise of the existing warrants was $3.7 million, before deducting financial advisory fees. The new warrants were exercisable for an aggregate of up to 1,674,208 shares of common stock, at an exercise price of $3.75 per share, for a period of five years following shareholder approval of the exercise price of the warrants that occurred on May 5, 2025. As the Inducement Warrants were considered offering costs, the Company has recorded both an increase and decrease to additional paid-in capital of approximately $3.9 million representing the difference between the fair market value of the Existing Warrants and Inducement Warrants on the date of the transaction. There was no net impact on total equity as a result.

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

On October 29, 2025, the Company entered into warrant exercise inducement agreements with holders of existing warrants for the exercise of outstanding warrants to purchase an aggregate of 1,116,136 shares of common stock of the Company originally issued in March 2025, at the exercise price of $3.75 per share, in exchange for the issuance of new warrants. The aggregate gross proceeds from the exercise of the existing warrants was approximately $4.2 million, before deducting financial advisory fees. The new warrants are exercisable for an aggregate of up to 2,790,340 shares of common stock, at an exercise price of $2.86 per share. The new warrants are exercisable for a period of five years following shareholder approval of the exercise of the warrants that occurred on December 26, 2025. In addition, in connection with this transaction, the Company agreed to (i) reduce the exercise price of certain warrants issued in May 2022 and December 2021 to $4.73 per share, and (ii) issue warrants to purchase up to 279,036 shares of common stock in the same form as the issued warrants, to an investor that consented to the transaction. As the Inducement Warrants were considered offering costs, the Company has recorded both an increase and decrease to additional paid-in capital of approximately $9.2 million representing the difference between the fair market value of the Existing Warrants and Inducement Warrants on the date of the transaction. There was no net impact on total equity as a result.

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

The Company did not repurchase any shares under this program during the three-months ended March 31, 2026, the Company repurchased 5,000 shares under the program during the three-months ended March 31, 2025.

Warrants

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

Assumptions used in calculating the fair value of the warrants issued on October 29, 2025 were as follows:

Range of Inputs Used
Annual dividend yield	$-
Expected life (years)	5.0
Risk-free interest rate	3.70%
Expected volatility	147.00%
Common stock price	$5.59

As of March 31, 2026, and 2025, warrants to purchase 6,100,719 and 4,147,478 shares of common stock were outstanding respectively.

Warrant activity, for the three-months ended March 31, 2026 consists of the following:

	Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2025	6,100,718	$5.06	3.41
Issuances	-	-	-
Exercises	-	-	-
Outstanding, March 31, 2026	6,100,718	$5.06	3.16

NOTE 5 – NOTES RECEIVABLE

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

Note #1

During the year ended December 31, 2025, Bionance purchased a convertible promissory note (the “Note”) issued by a third party (the “Issuer”). The Note has a face principal amount of $60,000 of which $50,500 represents the net proceeds to the third party. The balance of the principal amount reflects an original issue discount (“OID”) of $6,000 and other costs of $3,500. The Note was issued on November 10, 2025 and matures 12 months from issuance (November 10, 2026). The Note provides for a 12% interest amount that is earned as of issuance and includes default interest of 16% per annum on amounts past due.

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

The Company amortizes the premium of $10,000 over the term of the Note using the straight line method due to the short-term nature of the Note. During the three months ended March 31, 2026, the Company amortized $2,376 to interest income with a premium of $5,540 remaining as of March 31, 2026.

Note #2

In January 2026, the Company purchased a convertible promissory note (the "Note") issued by a third party. The Note has a face principal amount of $55,000, of which $50,000 were the net proceeds to the Issuer, which includes an original issue discount ("OID") of $5,000. The Note was issued on January 13, 2026 and matures 12 months from issuance (January 13, 2027). The Note provides for a one-time interest charge on the principal amount at a rate of 10%, totaling $5,500, which is guaranteed and earned in full as of the issue date. Default interest accrues at 18% per annum on any amounts past due. The Note requires scheduled cash amortization payments commencing July 13, 2026 through January 13, 2027. Specifically, the Issuer is required to make three equal payments of $15,125 on July 13, August 13, and September 13, 2026, followed by a payment of $10,000 on October 13, 2026, and two payments of $2,500 on November 13 and December 13, 2026, with all remaining outstanding amounts due on the maturity date of January 13, 2027.

The Note is convertible, at the Company's option, into shares of the Issuer's common stock. The conversion price is based on a discount to the Issuer's trading price, defined as 75% of the average of the five lowest volume-weighted average prices ("VWAPs") of the Issuer's common stock during the 10 trading days immediately preceding the applicable conversion date. The Note also includes customary protective provisions and remedies, including (i) penalties for failure to timely deliver conversion shares, (ii) a prohibition on optional prepayment except upon five trading days' prior written notice before an event of default occurs, and (iii) an accelerated "default amount" equal to 135% of the then-outstanding principal and accrued interest payable upon an event of default.

As additional consideration for the purchase of the Note, the Issuer issued 62,500 shares of its restricted common stock (the "Commitment Shares") to the Company, which were earned in full as of the closing date. At the date of issuance the fair market value of the common stock was insignificant.

The Company amortizes the premium of $5,000 over the term of the Note using the straight line method due to the short-term nature of the Note. During the three months ended March 31, 2026, the Company amortized $1,251 to interest income with a premium of $3,749 remaining as of March 31, 2026.

NOTE 6 – RELATED PARTY INVESTMENT

In January 2026, the Company advanced $125,000 to an entity that is controlled by the Company's Chief Executive Officer (the "Related Entity"). The Related Entity has not yet been formally organized and intends to establish a special purpose acquisition company ("SPAC"). The advance was made without a formal written instrument and is carried at cost. As of March 31, 2026, the carrying value of the investment was $125,000 and no impairment has been recorded.

NOTE 7 – SUBSEQUENT EVENTS

Management has reviewed subsequent events through the date of the filing of this 10-Q and concluded that no reportable subsequent events have occurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of operations. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025, and accompanying notes to these financial statements included in this report. All amounts are in U.S. dollars.

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

Overview

We are a commercial stage biotechnology company dedicated to the advancement of regenerative therapeutics in the fields of immunotherapy, endocrinology, urology, neurology and orthopedics. Our platforms, therapies and products include the following:

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

On March 6, 2025 we entered into warrant exercise inducement agreements with holders of existing warrants for the exercise of outstanding warrants to purchase an aggregate of 837,104 shares of common stock of the Company originally issued in October 2024 at the exercise price of $4.42 per share. The aggregate gross proceeds from the exercise of the existing warrants was $3.7 million, before deducting financial advisory fees. The new warrants are exercisable for an aggregate of up to 1,674,208 shares of common stock, at an exercise price of $3.75 per share, for a period of five years following shareholder approval of the exercise price of the warrants that occurred on May 5, 2025.

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

Our principal executive offices are located at 211 E Osborn Road, Phoenix, AZ 85012.

Results of Operations – For the Three-month Periods Ended March 31, 2026, and 2025

Gross Revenue. There were $0 and $3,000 revenues generated for the three-month periods ended March 31, 2026 and 2025 respectively.

Cost of Goods Sold. There were $0 and $1,200 cost of goods sold for the three-month periods ended March 31, 2026 and 2025 respectively.

Gross Profit/(Loss). There were $0 and $1,800 in gross profits for the three-month periods ended March 31, 2026 and 2025.

Selling, General and Administrative Expenses. General and administrative expenses for the three-months ended March 31, 2026, totaled $888,640, in comparison with $888,397 for the comparable period a year ago. The increase of $243, or 0% is primarily due to increases of $76,727 in compensation due to timing of bonus payouts, $30,978 in public company related expenses, and $23,016 in legal fees, offset by decreases of $70,617 in marketing, and $50,512 due to timing of liability insurance payments.

Amortization Expenses. Amortization expenses for the three-months ended March 31, 2026 totaled $28,855 in comparison with $30,577 for the comparable period a year ago.

Research and Development Expenses. Research and development expenses for the three-months ended March 31, 2026, totaled $541,658 in comparison to $743,304 for the comparable period a year ago. The decrease of $201,646, or 27% was primarily due to a decrease of $230,328 in general research and development, offset by an increase of $25,682 associated with the AlloStemSpine® Chronic Lower Back Pain (CELZ-201 ADAPT) trial.

Operating Loss. For the reasons stated above, our operating loss for the three-months ended March 31, 2026, was $1,459,153 in comparison with $1,660,478 for the comparable period a year ago.

Other Income. Other income for the three-months ended March 31, 2026, totaled $55,436 in comparison with $22,381 for the comparable period a year ago. The increased income of $33,055 is primarily due to higher short-term investment balances.

Net Income/Loss. For the reasons stated above, our net loss for the three-months ended March 31, 2026, was $1,403,717 in comparison with a net loss of $1,638,097 for the comparable period a year ago.

Liquidity and Capital Resources

As of March 31, 2026, we had $5,723,176 of available cash and US Treasuries and positive working capital of approximately $5,751,270. In comparison, as of December 31, 2025, we had $7,208,126 of available cash, certificates of deposit and US Treasuries and positive working capital of $7,114,134.

Cash Flows

Net Cash used in Operating Activities. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was $1,323,310 for the three-months ended March 31, 2026, in comparison to $1,591,535 for the comparable period a year ago, a decrease of $268,225 or 17%. The decrease in cash used in operations was primarily related to reduced research and development investments.

Net Cash used in Investing Activities. We used $175,000 in cash in investing activities during the three-months ended March 31, 2026, in comparison to no cash used for the comparable period a year ago. The increase in cash used in investing activities was related to a $125,000 investment in a related entity and a $50,000 investment in a note receivable.

Net Cash from Financing Activities.

Cash received in financing activities for the three-months ended March 31, 2026 was $13,360 in proceeds from the contributions of a minority member to Bionance, a majority-owned subsidiary, in comparison to $3,354,000 in net cash received primarily from the March 2025 warrant inducement transaction.

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

Creative Medical Technology Holdings, Inc.

Date: May 8, 2026	By	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2026	By	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial Officer)

