Form 10-Q
period 2026-06-30
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2026-08-07
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 7, 2026, there were 6,592,557 shares of the registrant’s common stock outstanding.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash	$8,714,115	$7,208,126
Investments in related entity	125,000	-
Note receivable, net of premium	109,338	52,084
Prepaids and other current assets	70,460	138,804
Total Current Assets	9,018,913	7,399,014

OTHER ASSETS
Other assets	3,281	3,281
Licenses, net of amortization	355,459	407,230
TOTAL ASSETS	$9,377,653	$7,809,525

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$684,401	$270,686
Advances from related party	14,194	14,194
Total Current Liabilities	698,595	284,880

TOTAL LIABILITIES	698,595	284,880

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized at June 30, 2026 and December 31, 2025	-	-
Common stock, $0.001 par value, 25,000,000 shares authorized; 6,497,008 and 3,701,668 issued; 6,492,008 and 3,696,668 outstanding at June 30, 2026 and December 31, 2025, respectively	6,491	3,144
Additional paid-in capital	82,162,455	78,108,422
Accumulated deficit	(73,503,974)	(70,586,921)
Treasury stock, at cost, 5,000 shares as of June 30, 2026 and December 31, 2025	(10,000)	(10,000)
TOTAL STOCKHOLDERS' EQUITY	8,654,972	7,514,645
Non-controlling interest	24,086	10,000
TOTAL EQUITY ATTRIBUTABLE TO CMTH	8,679,058	7,524,645
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,377,653	$7,809,525

The accompanying notes are an integral part of these condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025

Revenues	$-	$-	$-	$3,000

Cost of revenues	-	-	-	1,200

Gross profit	-	-	-	1,800

OPERATING EXPENSES
Research and development	459,200	501,261	1,000,858	1,244,565
Selling, general and administrative	1,080,045	731,517	1,968,685	1,619,914
Amortization of patent costs	22,918	30,742	51,773	61,319
TOTAL EXPENSES	1,562,163	1,263,520	3,021,316	2,925,798

Operating loss	(1,562,163)	(1,263,520)	(3,021,316)	(2,923,998)

OTHER INCOME/(EXPENSE)
Interest income	50,913	30,217	106,349	52,598
Total other income (expense)	50,913	30,217	106,349	52,598

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,511,250)	(1,233,303)	(2,914,967)	(2,871,400)

Provision for income taxes	-	-	-	-

NET LOSS	$(1,511,250)	$(1,233,303)	$(2,914,967)	$(2,871,400)

Net income attributable to non-controlling interest	$726	$-	$2,086	$-

NET LOSS ATTRIBUTABLE TO CMTH	$(1,511,976)	$(1,233,303)	$(2,917,053)	$(2,871,400)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.41)	$(0.48)	$(0.79)	$(1.26)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	3,701,668	2,580,532	3,701,668	2,282,290

The accompanying notes are an integral part of these condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,914,967)	$(2,871,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	3,485
Amortization of intangible assets	51,773	61,319
Amortization of note receivable premium	(7,254)	-
Changes in assets and liabilities:
Inventory	-	1,200
Prepaids and other current assets	68,344	105,114
Accounts payable	6,549	(10,080)
Accrued expenses	-	(39,920)
Net cash used in operating activities	(2,795,555)	(2,750,282)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of note receivable	(50,000)	-
Investment in related entity	(125,000)	-
Net cash used in investing activities	(175,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from minority member	12,000	-
Purchase of treasury stock	-	(10,000)
Proceeds from exercise of warrants, net of issuance costs	4,464,544	3,364,000
Net cash provided by financing activities	4,476,544	3,354,000

NET CHANGE IN CASH	1,505,989	603,718
BEGINNING CASH BALANCE	7,208,126	5,940,402
ENDING CASH BALANCE	$8,714,115	$6,554,120

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$-	$-
Cash payments for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Offering costs in accounts payable	$407,164	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

			Additional			Sub-Total	Non-	Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'	Controlling	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity	Interest	Equity
December 31, 2025	3,701,668	$3,144	$78,108,422	$(70,586,921)	$(10,000)	$7,514,645	$10,000	$7,524,645

Contribution by minority member	-	-	-	-	-	-	12,000	12,000
Proceeds from warrant exercise	2,790,340	2,790	4,461,754	-	-	4,464,544	-	4,464,544
Offering costs	-	-	(407,164)	-	-	(407,164)	-	(407,164)
Correction to par value	-	557	(557)	-	-	-	-	-
Net loss	-	-	-	(2,917,053)	-	(2,917,053)	2,086	(2,914,967)

June 30, 2026	6,492,008	$6,491	$82,162,455	$(73,503,974)	$(10,000)	$8,654,972	$24,086	$8,679,058

			Additional			Sub-Total	Non-	Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'	Controlling	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity	Interest	Equity
March 31, 2026	3,701,668	$3,144	$78,108,422	$(71,991,998)	$(10,000)	$6,109,568	$23,360	$6,132,928

Proceeds from warrant exercise	2,790,340	2,790	4,461,754	-	-	4,464,544	-	4,464,544
Offering costs	-	-	(407,164)	-	-	(407,164)	-	(407,164)
Correction to par value	-	557	(557)	-	-	-	-	-
Net loss	-	-	-	(1,511,976)	-	(1,511,976)	726	(1,511,250)

June 30, 2026	6,492,008	$6,491	$82,162,455	$(73,503,974)	$(10,000)	$8,654,972	$24,086	$8,679,058

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
December 31, 2024	1,748,428	$1,749	$70,931,663	$(64,591,913)	$-	$6,341,499

Proceeds from exercise of warrants	837,104	837	3,699,163	-	-	3,700,000
Offering costs	-	-	(336,000)	-	-	(336,000)
Purchase of treasury shares	-	-	-	-	(10,000)	(10,000)
Stock-based compensation	-	-	3,485	-	-	3,485
Net loss	-	-	-	(2,871,400)	-	(2,871,400)

June 30, 2025	2,585,532	$2,586	74,298,311	$(67,463,313)	$(10,000)	$6,827,584

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
March 31, 2025	2,585,532	$2,586	$74,298,311	$(66,230,010)	$(10,000)	$8,060,887

Net loss	-	-	-	(1,233,303)	-	(1,233,303)

June 30, 2025	2,585,532	$2,586	74,298,311	$(67,463,313)	$(10,000)	$6,827,584

The accompanying notes are an integral part of these condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

On September 15, 2025, the Company formed Bionance LLC, a Nevada limited liability company (“Bionance”), for the purpose of making investments in the securities of publicly traded companies. The Company is the principal member of Bionance and held an 80% interest and has consolidated the operations since inception. See Note 5 for additional information.

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

Non-Controlling Interest – The Company accounts for the non-controlling interest in its subsidiary in accordance with U.S. GAAP topic 805: Business Combinations. The Company has chosen to record the minority interests (“NCI”) in the equity section of the consolidated balance sheets and statements, and on the consolidated statements of operations, the profit or loss attributable to the minority interests will be reported as a separate non-operating line item. The Company measures its NCI’s using the percentage of ownership interest held by the respective NCI’s during the accounting period (for share of income or losses) plus the percentage of ownership of net assets at the beginning of the accounting period. The operations of Bionance were insignificant during the six-months ended June 30, 2026, thus, NCI has not been presented on the consolidated statements of operations.

Concentration Risks – The Federal Deposit Insurance Corporation insures cash deposits in most general bank accounts for up to $250,000 per institution. The Company maintains its cash balances at three financial institutions. As of June 30, 2026, the Company’s balance exceeded the limit at two institutions.

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

Accounts and Notes Receivable – Accounts and notes receivable are stated at net realizable value. An allowance for credit losses is provided based on prior collection experiences and management’s analysis of specific accounts, as well as current economic conditions and forecasts that affect the collectability of the reported amount. At June 30, 2026, in the opinion of management, no material accounts were considered uncollectible and, accordingly, no allowance was deemed necessary.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of June 30, 2026, and 2025, the Company had no outstanding derivative liabilities.

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

Revenue – The Company recognizes revenues in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from contracts with customers”. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Deferred revenue represents amounts which still have yet to be earned.

The Company generates revenue from the sale of disposable stem cell concentration kits. Revenues are recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services, which is generally on delivery to the customer.

Payments received for which the earnings process is not yet complete are deferred. As of June 30, 2026 and December 31, 2025, the Company had no deferred revenue.

Research and Development – Research and development will continue to be a significant function of the Company. Research and development costs are expensed as incurred. Expenses in the accompanying financial statements include certain costs which are directly associated with the Company’s two phase I/II clinical trials, and research and development of the ImmCelzTM, AlloStem™, and IPSCs™ technology platforms. These costs, which consist primarily of monies paid for research assets, outsourced research services, laboratory facility expenses, materials and supplies and compensation costs amounted to $1,000,858 for the six-months ended June 30, 2026. There was $1,244,565 in research costs for the six-months ended June 30, 2025.

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

Basic and Diluted Income (Loss) Per Share – The Company follows Financial Accounting Standards Board (“FASB”) ASC 260 Earnings per Share to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During loss periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. During the six-months ended June 30, 2026, the Company had options to purchase 11,183 shares of common stock and warrants to purchase 8,888,256 shares of common stock; however, the effects were anti-dilutive due to the net loss. During the six-months ended June 30, 2025, the Company had options to purchase 11,183 shares of common stock and warrants to purchase 4,147,478 shares of common stock; however, the effects were anti-dilutive due to the net loss.

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

NOTE 2 – LICENSING AGREEMENTS

ED Patent – The Company acquired a patent from CMH, a related company on February 2, 2016, in exchange for 43,112 shares of CMTH common stock valued at $100,000. The patent expires in 2025 and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $1,044 and $4,986 were recorded for the six-months ended June 30, 2026, and 2025, respectively. As of June 30, 2026, the carrying value of the patent was $0. The Company has expensed all expenses related to the patent costs.

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

The patent expires on May 19, 2027, and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $5,503 and $5,267 were recorded for the six-months ended June 30, 2026 and 2025 respectively. As of June 30, 2026, the carrying value of the initial patent license was $8,636. The Company expects to amortize the remaining $8,636 through 2026 related to the patent costs.

The Company has elected to amortize the additional $300,000 associated with the patent over a seven-year period on a straight-line basis. Amortization expense of $17,971 and $22,970 were recorded for the six-months ended June 30, 2026, and 2025 respectively. As of June 30, 2026, the carrying value of the patent was $0. The Company has amortized all $300,000 related to the patent costs.

The Company has elected to amortize the additional $100,000 associated with the filing of the IND with the FDA over a ten-year period on a straight-line basis. Amortization expense of $4,981 was recorded for the six-months ended June 30, 2026 and 2025 respectively. As of June 30, 2026, the carrying value of the patent was $72,541. The Company expects to amortize approximately $10,000 annually through 2033 related to the patent costs.

The Company has elected to amortize the additional $200,000 associated with the dosing of the first patient over a ten-year period on a straight-line basis. Amortization expense of $9,912 was recorded for the six-months ended June 30, 2026 and 2025 respectively. As of June 30, 2026, the carrying value of the patent was $161,746. The Company expects to amortize approximately $20,000 annually through 2034 related to the patent costs.

ImmCelz™ – On December 28, 2020, ImmCelz, Inc. (“ImmCelz”), a newly formed Nevada corporation and wholly owned subsidiary of the Company, entered into a Patent License Agreement dated December 28, 2020 (the “Agreement”), with Jadi Cell, LLC. (“Jadi”), a company controlled by Dr. Amit Patel, a former director of the Company. The Agreement grants to ImmCelz™ the patent rights under U.S. Patent #9,803,176 B2, “Methods and compositions for the clinical derivation of an allogenic cell and therapeutic uses”. The contract grants ImmCelz™ access to proprietary process of expanding the master cell bank of Jadi Cell LLC, as currently practiced by Licensor, and as documented in standard operating procedures (SOPs) and other written documentation to augment autologous cells.

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

The Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expenses of $12,390 and $12,479 were recorded for the six-months ended June 30, 2026, and 2025, respectively. As of June 30, 2026, the carrying value of the patent was $112,534. The Company expects to amortize approximately $25,000 annually through 2030 related to the patent costs.

The following is a roll forward of the Company’s licensing agreements for the six-months ended June 30, 2026.

	Assets	Accumulated Amortization

Balances at December 31, 2025	$1,060,000	$(652,768)
Addition of new assets	-	-
Amortization	-	(51,773)
Balances at June 30, 2026	$1,060,000	$(704,541)

NOTE 3 – STOCK-BASED COMPENSATION

On September 6, 2021, the Company’s Board of Directors, and holders of a majority of the voting power of the Company’s stockholders approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) and reserved 60,000 shares of common stock for the issuance of awards thereunder. The 2021 Plan provides for the granting to our employees, officers, directors, consultants, and advisors of performance awards payable in shares of common stock, stock options (non-statutory and incentive), restricted stock awards, stock appreciation rights (“SARs”), restricted share units (“RSUs”) and other stock-based awards. The purpose of the 2021 Plan is to secure for the Company and its stockholders the benefits arising from capital stock ownership by eligible participants who are expected to contribute to the Company’s future growth and success. As of June 30, 2026, stock options to purchase 11,183 common shares had been granted under the 2021 Plan.

During the six-months ended June 30, 2026 and 2025, the fair market value of the options was insignificant to the financial statements.

Since the expected life of the options was greater than the Company’s historical stock information available, the Company determined the expected volatility based on price fluctuations of comparable public companies.

There were no options issued during the six-months ended June 30, 2026 and 2025.

Option activity for the six-months ended June 30, 2026, consists of the following:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2025	11,183	$83.96	7.11
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, June 30, 2026	11,183	$83.96	5.61
Vested, June 30, 2026	11,183	$83.96	5.61

In February 2022, we granted a total of 11,183 options to Timothy Warbington and Donald Dickerson at an exercise price of $16.90. The value of the options was determined to be $145,525 based upon the Black-Scholes method, see variables used below. During the six-month periods ended June 30, 2026 and 2025, the Company recorded $0 and $3,485 in stock-based compensation respectively. As of June 30, 2026, all stock-based compensation has been expensed.

NOTE 4 – STOCKHOLDERS’ EQUITY

Warrant Exercise Inducement Transactions

March 2025

On March 6, 2025, the Company entered into warrant exercise inducement agreements with holders of existing warrants for the exercise of outstanding warrants to purchase an aggregate of 837,104 shares of common stock of the Company originally issued in October 2024 at the exercise price of $4.42 per share, in exchange for the issuance of new warrants. The aggregate gross proceeds from the exercise of the existing warrants was $3.7 million, before deducting financial advisory fees. The new warrants were exercisable for an aggregate of up to 1,674,208 shares of common stock, at an exercise price of $3.75 per share, for a period of five years following shareholder approval of the exercise price of the warrants that occurred on May 5, 2025. As the new warrants were considered offering costs, the Company has recorded both an increase and decrease to additional paid-in capital of approximately $3.9 million representing the difference between the fair market value of the existing warrants and new warrants on the date of the transaction. There was no net impact on total equity as a result.

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

October 2025

On October 29, 2025, the Company entered into warrant exercise inducement agreements with holders of existing warrants for the exercise of outstanding warrants to purchase an aggregate of 1,116,136 shares of common stock of the Company originally issued in March 2025, at the exercise price of $3.75 per share, in exchange for the issuance of new warrants. The aggregate gross proceeds from the exercise of the existing warrants was approximately $4.2 million, before deducting financial advisory fees. The new warrants are exercisable for an aggregate of up to 2,790,340 shares of common stock, at an exercise price of $2.86 per share. The new warrants are exercisable for a period of five years following shareholder approval of the exercise of the warrants that occurred on December 26, 2025. In addition, in connection with this transaction, the Company agreed to (i) reduce the exercise price of certain warrants issued in May 2022 and December 2021 to $4.73 per share, and (ii) issue warrants to purchase up to 279,036 shares of common stock in the same form as the issued warrants, to an investor that consented to the transaction. As the new warrants were considered offering costs, the Company has recorded both an increase and decrease to additional paid-in capital of approximately $9.2 million representing the difference between the fair market value of the existing warrants and new warrants on the date of the transaction. There was no net impact on total equity as a result.

Roth acted as the Company’s financial advisor in connection with the transaction described above. Pursuant to a financial advisory agreement with Roth, the Company (i) paid Roth a financial advisory fee equal to 8% of the aggregate gross proceeds received from the exercise of the Existing Warrants, and (ii) reimbursed Roth $40,000 for its legal expenses.

June 2026

On June 30, 2026, the Company entered into warrant exercise inducement agreements with holders of existing warrants for the exercise of outstanding warrants to purchase an aggregate of 2,790,340 shares of common stock of the Company originally issued in October 2025, at the exercise price of $1.60 per share, in exchange for the Company’s agreement to reduce the exercise price of the existing warrants from $2.86 per share, and the issuance of new warrants. The aggregate gross proceeds from the exercise of the existing warrants was approximately $4.5 million, before deducting financial advisory fees. The new warrants are exercisable for an aggregate of up to 5,580,680 shares of common stock, at an exercise price of $1.60 per share. The new warrants are exercisable for a period of five years following shareholder approval of the exercise of the warrants. As part of the transaction, the Company has agreed to file a resale registration statement on Form S-3 with the SEC within thirty days of the closing to register the resale of the shares of common stock issuable upon exercise of the Inducement Warrants. As the new warrants were considered offering costs, the Company has recorded both an increase and decrease to additional paid-in capital of approximately $9.2 million representing the difference between the fair market value of the existing warrants and new warrants on the date of the transaction. There was no net impact on total equity as a result.

Roth acted as the Company’s financial advisor in connection with the transaction described above. Pursuant to a financial advisory agreement with Roth, the Company (i) paid Roth a financial advisory fee equal to 8% of the aggregate gross proceeds received from the exercise of the Existing Warrants, and (ii) reimbursed Roth $50,000 for its legal expenses that were paid in July 2026.

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

The Company did not repurchase any shares under this program during the six-months ended June 30, 2026, the Company repurchased 5,000 shares under the program during the six-months ended June 30, 2025.

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

In connection with our June 30, 2026 warrant exercise inducement transaction, we issued warrants to purchase 5,580,680 shares of common stock at a price of $1.60 per share. The warrants were issued in connection with an offering and thus were deemed to be a cost of the offering.

Assumptions used in calculating the fair value of the warrants issued on June 30, 2026 were as follows:

Range of Inputs Used
Annual dividend yield	$-
Expected life (years)	5.0
Risk-free interest rate	3.98%
Expected volatility	106.00%
Common stock price	$1.45

As of June 30, 2026, and 2025, warrants to purchase 8,888,256 and 4,147,478 shares of common stock were outstanding respectively.

Warrant activity, for the six-months ended June 30, 2026 consists of the following:

	Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2025	6,100,718	$5.06	3.41
Issuances	5,580,680	1.60	5.00
Exercises	(2,790,340)	4.33	2.86
Expirations	(2,802)	149.99	0.00
Outstanding, June 30, 2026	8,888,256	$2.22	3.78

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

The Company amortizes the premium of $10,000 over the term of the Note using the straight line method due to the short-term nature of the Note. During the six-months ended June 30, 2026, the Company amortized $4,752 to interest income with a premium of $3,164 remaining as of June 30, 2026.

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

The Company amortizes the premium of $5,000 over the term of the Note using the straight line method due to the short-term nature of the Note. During the six-months ended June 30, 2026, the Company amortized $2,502 to interest income with a premium of $2,498 remaining as of June 30, 2026.

NOTE 6 – RELATED PARTY INVESTMENT

In January 2026, the Company advanced $125,000 to an entity that is controlled by the Company's Chief Executive Officer (the “SPAC Sponsor") that was organized in connection with the proposed organization and launch of The Related Entity has not yet been formally organized and intends to establish a special purpose acquisition company ("SPAC"). by affiliates of the Company. To date, the SPAC and SPAC Sponsor have engaged in only preliminary activities, and it is uncertain when, if ever, the SPAC will be launched. The advance was made without a formal written instrument and is carried at cost. As of June 30, 2026, the carrying value of the investment was $125,000 and no impairment has been recorded.

NOTE 7 – SUBSEQUENT EVENTS

On July 1, 2026, in consideration for the successful warrant exercise inducement transaction, our Compensation Committee of the Board of Directors approved the payment of a bonus to Timothy Warbington, the Company’s Chief Executive Officer, in the amount of $100,000.

On July 2, 2026, the holder of a warrant issued on October 29, 2025 to purchase 279,036 common shares exercised such warrant on a cashless basis resulting in the issuance of 105,549 shares of common stock.

Management has reviewed subsequent events through the date of the filing of this 10-Q and concluded that no additional reportable subsequent events have occurred.

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

Overview

We are clinical-stage biotechnology company focused on developing regenerative medicine therapies derived from adult and perinatal stem cell technologies. We employ scalable, cGMP manufacturing that enables efficient, cost effective production as programs advance. Supported by a clinical, intellectual property and technological foundation, we are advancing from proof of concept into clinical development in pursuit of regenerative stem cell therapies across multiple indications, with a pipeline targeting addressable markets in orthopedics, immunotherapy, endocrinology, urology and gynecology. Out platforms and therapies include the following:

Regenerative medicine refers to approaches that seek to repair, replace or restore damaged cells, tissues and organs rather than solely managing symptoms. These approaches are intended to harness or stimulate the body’s own healing processes. The goal is to regenerate functional tissue, such as rebuilding cartilage in an arthritic joint, improving heart muscle after a heart attack or restoring nerve function after injury, which may allow patients to recover more fully and potentially avoid or delay certain surgical interventions and long term drug therapy.

The Company utilizes three proprietary cell platforms – AlloStem™, ImmCelz™ and iPScelz™ – to pursue multiple therapeutic areas, which we believe broadens our market opportunity while diversifying development risk.

We have two U.S. Food and Drug Administration (FDA) cleared clinical trials in progress:

•	CELZ 201 DDT (ADAPT trial), OlastrocelTM, for chronic lower back pain due to degenerative disc disease is a randomized Phase 1/2 study with FDA Fast Track designation.
•	CELZ 201 (CREATE 1 trial) for new onset Type 1 diabetes, currently in Phase 1/2.

In addition, we have initiated the CELZ Biodefense Platform, a proprietary, artificial intelligence (AI) driven data and discovery initiative focused on evaluating, modelling and developing potential regenerative countermeasures for conditions associated with toxic environmental exposures, such as military burn pits.

We integrate AI, where applicable, into our drug development activities to analyse biological and clinical datasets, prioritize targets and candidates and support efforts to enhance efficiencies, shorten development timelines and increase the probability of success for our programs.

We operate with a lean, cross functional team and a network of strategic partners to advance our programs, including third-party manufacturers. We seek to allocate capital toward programs that we believe have clearer paths to differentiation, regulatory advancement and commercial or partnering potential.

Our lead clinical asset is CELZ 201 (Olastrocel™), which we are advancing toward Phase 3 development as a potential therapy for chronic lower back pain associated with degenerative disc disease. CELZ 201 also serves as the foundation for additional platform programs that we are currently pursuing.

Our cellular platforms are comprised of the following:

•	AlloStem™: Our FDA cleared, off the shelf, donor derived perinatal tissue technology used in our regenerative programs. We have manufactured clinical grade cells under current Good Manufacturing Practice (cGMP) and believe AlloStem can be scaled across multiple indications. Our AlloStem line includes a Master Cell Bank and a Drug Master File, which helps de risk scale up and commercialization by supporting product consistency, safeguarding our IP, and streamlining future regulatory submissions for programs built on this platform.
•

ImmCelz™: A personalized immunotherapy approach that reprograms a patient’s own immune cells with optimized free cell factors. These supercharged cells are then re-injected into the patient from whom they were extracted. This program is being evaluated for its potential to support regenerative and anti-immunomodulatroy effects. Our ImmCelz line is serving as the platform to develop therapies for heart disease and diabetes.

•	iPScelz™: Our induced pluripotent stem cell (iPSC) platform, derived from AlloStem, intended to provide a renewable source for creating replacement cell types across a spectrum of degenerative diseases while evading immune rejection.

Regenerative Medicine Programs

Based on third party industry analyses, we believe the combined market opportunity for our targeted indications is approximately $10 billion. These analyses indicate potential long term growth driven by new therapies, expanded diagnostic rates and broader patient access. We may refine these estimates by indication as additional data become available.

Olastrocel (CELZ 201) -

Olastrocel, also referred to as CELZ 201, is the Company’s lead allogeneic cell therapy candidate developed on the AlloStem™ platform.

In December 2025, the World Health Organization approved “Olastrocel” as the International Non Proprietary Name for the active cellular substance in CELZ 201. The INN is the globally standardized scientific name used by regulators, clinicians, researchers, and markets to identify a therapeutic substance across development and commercialization. This designation is a key global milestone, typically granted as a program moves into later regulatory stages and requires a unified international identity.

We are currently evaluating Olastrocel™ in our FDA-cleared ADAPT clinical trial for the treatment of chronic lower back associated with degenerative disc disease. This randomized Phase 1/2 study received FDA Fast Track designation in August 2025.

Previously reported interim blinded data showed improvements in disability and pain and did not identify serious adverse events or treatment related safety signals, as confirmed by an independent Data Safety Monitoring Board. In June 2026, the FDA cleared an expansion of the ADAPT trial to enroll an additional cohort of patients receiving less than 90 mg per day in morphine equivalents in order to further characterize safety and efficacy in individuals with ongoing opioid use.

Our near term priorities for Olastrocel™ include completing enrolment of the expanded ADAPT cohort, generating longer term follow up data, continuing regulatory interactions related to Phase 3 planning and evaluating potential strategic and partnering opportunities as the clinical dataset matures.

CELZ-201 is also being used in pre-clinical studies for managing abnormal glucose tolerance and preventing Type I Diabetes in high-risk individuals. This personalized medicine approach is believed to be a first in medical history.

Ultrasome™

Ultrasome™ is our proprietary cell free regenerative therapy program for osteoarthritis of the knee along with other indications and is derived from the CELZ 201 platform. We have reported pilot stage clinical data for Ultrasome™ that achieved the primary endpoint and demonstrated improvements in mobility and pain reduction without serious adverse events.

We believe Ultrasome™ may represent a regenerative approach for osteoarthritis in a large market where currently available therapies may provide only temporary relief. The Company’s near term priorities for the program include designing and initiating the next stage of clinical development, generating multi-center controlled data and evaluating regional, indication specific or broader strategic partnership opportunities intended to support development and commercial planning while seeking to limit dilutive capital needs.

CELZ Biodefense Platform: Project PHOENIX and Toxic Exposure Atlas™

Our CELZ Biodefense platform includes Project PHOENIX and the Toxic Exposure Atlas. The platform is designed to integrate exposure histories, clinical outcomes, multi omics datasets, cell response information and disease biology into a unified framework intended to support AI driven discovery and identification of potential regenerative countermeasures.

During 2026, the BioDefense Inc. Burn Pit Initiative received regulatory approval to proceed nationally. The program is being implemented through existing strategic alliances, infrastructure and vendor relationships. and is intended to operate without the need for new capital raises. In June 2026, Project PHOENIX advanced into a nationwide virtual data collection phase that is intended to scale to at least 1,000 veterans through a mobile app registry and field capable logistics.

The Company’s near term priorities for the biodefense platform include completing initial enrollment and data ingestion for the first 1,000 veterans in the burn pit registry, advancing AI based modeling to identify exposure linked molecular signatures and potential regenerative countermeasures using the Company’s stem cell and induced pluripotent stem cell platforms and pursuing government and strategic collaborations intended to expand the potential utility of the Toxic Exposure Atlas across broader military and civilian populations.

Results of Operations – For the Three-month Periods Ended June 30, 2026, and 2025

Gross Revenue. No revenues were generated during the three-month periods ended June 30, 2026 and 2025.

Selling, General and Administrative Expenses. General and administrative expenses for the three-months ended June 30, 2026, totaled $1,080,045, in comparison with $731,517 for the comparable period a year ago. The increase of $348,528, or 48% is primarily due to increases of $206,642 in marketing due to a Company-level marketing campaign, $50,513 due to timing of a general liability payment, $38,244 increased salaries from an additional hire and $32,642 in additional travel expenses.

Amortization Expenses. Amortization expenses for the three-months ended June 30, 2026 totaled $22,918 in comparison with $30,742 for the comparable period a year ago.

Research and Development Expenses. Research and development expenses for the three-months ended June 30, 2026, totaled $459,200 in comparison to $501,261 for the comparable period a year ago. The decrease of $42,061, or 8% was primarily due to a decrease of $114,794 associated with the AlloStemSpine® Chronic Lower Back Pain (CELZ-201 ADAPT) trial as trial proceeds to the follow-up stage, offset by an $66,733 increase in general research and development associated with investments in our other platforms and programs.

Operating Loss. For the reasons stated above, our operating loss for the three-months ended June 30, 2026, was $1,562,163 in comparison with $1,263,520 for the comparable period a year ago.

Other Income. Other income for the three-months ended June 30, 2026, totaled $50,913 in comparison with $30,217 for the comparable period a year ago. The increased income of $20,696 is primarily due to higher short-term investment balances.

Net Income/Loss. For the reasons stated above, our net loss for the three-months ended June 30, 2026, was $1,511,250 in comparison with a net loss of $1,233,303 for the comparable period a year ago.

Results of Operations – For the Six-month Periods Ended June 30, 2026, and 2025

Gross Revenue. There were $0 and $3,000 revenues generated for the six-month periods ended June 30, 2026 and 2025 respectively.

Cost of Goods Sold. There were $0 and $1,200 cost of goods sold for the six-month periods ended June 30, 2026 and 2025 respectively.

Gross Profit/(Loss). There were $0 and $1,800 in gross profits for the six-month periods ended June 30, 2026 and 2025.

Selling, General and Administrative Expenses. General and administrative expenses for the six-months ended June 30, 2026, totaled $1,968,685, in comparison with $1,619,914 for the comparable period a year ago. The increase of $348,771, or 22% is primarily due to increases of $136,025 in marketing from a nation-wide, company-level marketing campaign, $114,971 in salaries due to an additional staff member and bonus payout timing, $51,000 in legal and accounting due to increased public filing activities, $30,214 in travel, and $26,923 in computer and internet expenses.

Amortization Expenses. Amortization expenses for the six-months ended June 30, 2026 totaled $51,773 in comparison with $61,319 for the comparable period a year ago.

Research and Development Expenses. Research and development expenses for the six-months ended June 30, 2026, totaled $1,000,858 in comparison to $1,244,565 for the comparable period a year ago. The decrease of $243,707, or 20% was primarily due to a decrease of $163,594 in general research and development, and $89,112 associated with the AlloStemSpine® Chronic Lower Back Pain (CELZ-201 ADAPT) trial and it moves from subject recruitment/dosing to follow-up.

Operating Loss. For the reasons stated above, our operating loss for the six-months ended June 30, 2026, was $3,021,316 in comparison with $2,923,998 for the comparable period a year ago.

Other Income. Other income for the six-months ended June 30, 2026, totaled $106,349 in comparison with $52,598 for the comparable period a year ago. The increased income of $53,571 is primarily due to higher short-term investment balances.

Net Income/Loss. For the reasons stated above, our net loss for the six-months ended June 30, 2026, was $2,914,967 in comparison with a net loss of $2,871,400 for the comparable period a year ago.

Liquidity and Capital Resources

As of June 30, 2026, we had $8,714,115 of available cash and US Treasuries and positive working capital of approximately $8,320,318. In comparison, as of December 31, 2025, we had $7,208,126 of available cash, certificates of deposit and US Treasuries and positive working capital of $7,114,134.

Cash Flows

Net Cash used in Operating Activities. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was $2,795,555 for the six-months ended June 30, 2026, in comparison to $2,750,282 for the comparable period a year ago, an increase of $1,459 of 0.05%.

Net Cash used in Investing Activities. We used $175,000 in cash in investing activities during the six-months ended June 30, 2026, in comparison to no cash used for the comparable period a year ago. The increase in cash used in investing activities was related to a $125,000 investment in a related entity and a $50,000 investment in a note receivable.

Net Cash from Financing Activities.

Cash received in financing activities for the six-months ended June 30, 2026 was $4,476,544 in proceeds primarily from the June 30, 2026 warrant inducement transaction, in comparison to $3,354,000 in net cash received for the comparable period a year ago, primarily from the March 2025 warrant inducement transaction.

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

Creative Medical Technology Holdings, Inc.

Date: August 7, 2026	By	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2026	By	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial Officer)

