Form 10-Q
period 2026-09-30
CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
filed 2026-11-06
CIK 1187953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 6, 2026, there were 7,597,557 shares of the registrant’s common stock outstanding.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash	$6,845,741	$7,208,126
Note receivable, net of premium	59,212	52,084
Prepaids and other current assets	31,766	138,804
Total Current Assets	6,936,719	7,399,014

OTHER ASSETS
Other assets	3,281	3,281
Licenses, net of amortization	338,806	407,230
TOTAL ASSETS	$7,278,806	$7,809,525

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$279,032	$270,686
Advances from related party	14,194	14,194
Total Current Liabilities	293,226	284,880

TOTAL LIABILITIES	293,226	284,880

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized; 7,602,557 and 3,701,668 issued; 7,597,557 and 3,696,668 outstanding at September 30, 2026 and December 31, 2025, respectively	7,597	3,144
Additional paid-in capital	83,131,349	78,108,422
Accumulated deficit	(76,174,050)	(70,586,921)
Treasury stock, at cost, 5,000 and 5,000 shares as of September 30, 2026 and December 31, 2025, respectively	(10,000)	(10,000)
TOTAL STOCKHOLDERS' EQUITY	6,954,896	7,514,645
Non-controlling interest	30,684	10,000
TOTAL EQUITY ATTRIBUTABLE TO CMTH	6,985,580	7,524,645
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,278,806	$7,809,525

The accompanying notes are an integral part of these condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025

Revenues	$-	$-	$-	$3,000

Cost of revenues	-	-	-	1,200

Gross profit	-	-	-	1,800

OPERATING EXPENSES
Research and development	1,601,688	465,154	2,602,546	1,709,719
Selling, general and administrative	1,107,611	776,821	3,076,296	2,396,735
Amortization of patent costs	16,653	31,059	68,426	92,378
TOTAL EXPENSES	2,725,952	1,273,034	5,747,268	4,198,832

Operating loss	(2,725,952)	(1,273,034)	(5,747,268)	(4,197,032)

OTHER INCOME/(EXPENSE)
Interest income	62,474	37,100	168,823	89,698
Total other income (expense)	62,474	37,100	168,823	89,698

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,663,478)	(1,235,934)	(5,578,445)	(4,107,334)

Provision for income taxes	-	-	-	-

NET LOSS	$(2,663,478)	$(1,235,934)	$(5,578,445)	$(4,107,334)

Net income attributable to non-controlling interest	$6,598	$-	$8,684	$-

NET LOSS ATTRIBUTABLE TO CMTH	$(2,670,076)	$(1,235,934)	$(5,587,129)	$(4,107,334)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.40)	$(0.48)	$(1.19)	$(1.72)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	6,661,627	2,580,532	4,699,163	2,382,797

The accompanying notes are an integral part of these condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,578,445)	$(4,107,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based expense	970,000	3,485
Amortization of intangible assets	68,426	92,378
Amortization of note receivable premium	(12,128)	-
Gain on note receivable	(23,140)	-
Changes in assets and liabilities:
Inventory	-	1,200
Prepaids and other current assets	107,038	157,671
Accounts payable	8,344	(26,371)
Accrued expenses	-	(39,920)
Net cash used in operating activities	(4,459,905)	(3,918,891)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of note receivable	(50,000)	-
Proceeds from note receivable	78,140	-
Investment in related entity	(125,000)	-
Return of investment in related entity	125,000	-
Net cash provided by investing activities	28,140	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from minority member	12,000	-
Purchase of treasury stock	-	(10,000)
Proceeds from sale of common stock and exercise of warrants, net of issuance costs	4,057,380	3,364,000
Net cash provided by financing activities	4,069,380	3,354,000

NET CHANGE IN CASH	(362,385)	(564,891)
BEGINNING CASH BALANCE	7,208,126	5,940,402
ENDING CASH BALANCE	$6,845,741	$5,375,511

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$-	$-
Cash payments for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
						Sub-
			Additional			Total	Non-	Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'	Controlling	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity	Interest	Equity
December 31, 2025	3,701,668	$3,144	$78,108,422	$(70,586,921)	$(10,000)	$7,514,645	$10,000	$7,524,645

Contribution by minority member	-	-	-	-	-	-	12,000	12,000
Cashless Warrant Exercise	105,549	106	(106)	-	-	-	-	-
Proceeds from warrant exercise	2,790,340	2,790	4,461,754	-	-	4,464,544	-	4,464,544
Offering costs	-	-	(407,164)	-	-	(407,164)	-	(407,164)
Correction to par value	-	557	(557)	-	-	-	-	-
Stock-based expense	1,000,000	1,000	969,000	-	-	970,000	-	970,000
Net loss	-	-	-	(5,587,129)	-	(5,587,129)	8,684	(5,578,445)

September 30, 2026	7,597,557	$7,597	$83,131,349	$(76,174,050)	$(10,000)	$6,954,896	$30,684	$6,985,580

						Sub-
			Additional			Total	Non-	Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'	Controlling	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity	Interest	Equity
June 30, 2026	6,492,008	$6,491	$82,162,455	$(73,503,974)	$(10,000)	$8,654,972	$24,086	$8,679,058

Cashless Warrant Exercise	105,549	106	(106)	-	-	-	-	-
Stock-based expense	1,000,000	1,000	969,000	-	-	970,000	-	970,000
Net loss	-	-	-	(2,670,076)	-	(2,670,076)	6,598	(2,663,478)

September 30, 2026	7,597,557	$7,597	$83,131,349	$(76,174,050)	$(10,000)	$6,954,896	$30,684	$6,985,580

	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
December 31, 2024	1,748,428	$1,749	$70,931,663	$(64,591,913)	$-	$6,341,499

Proceeds from exercise of warrants	837,104	837	3,699,163	-	-	3,700,000
Offering costs	-	-	(336,000)	-	-	(336,000)
Purchase of treasury shares	-	-	-	-	(10,000)	(10,000)
Stock-based expense	-	-	3,485	-	-	3,485
Net loss	-	-	-	(4,107,334)	-	(4,107,334)

September 30, 2025	2,585,532	$2,586	$74,298,311	$(68,699,247)	$(10,000)	$5,591,650

	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
June 30, 2025	2,585,532	$2,586	$74,298,311	$(67,463,313)	$(10,000)	$6,827,584

Purchase of treasury stock	-	-	-	-	-	-
Stock-based expense	-	-	-	-	-	-
Issuance of Series B preferred stock	-	-	-	-	-	-
Net loss	-	-	-	(1,235,934)	-	(1,235,934)

September 30, 2025	2,585,532	$2,586	$74,298,311	$(68,699,247)	$(10,000)	$5,591,650

The accompanying notes are an integral part of these condensed consolidated financial statements

CREATIVE MEDICAL TECHNOLOGY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Operating Segments and Related Disclosures

We manage our company as one reportable operating segment, The segment information aligns with how the Company’s Chief Operating Decision Maker (“CODM”) reviews and manages our business. The Company’s CODM is the Company’s Chief Executive Officer. Financial information and annual operating plans and forecasts are prepared and reviewed by the CODM at a consolidated level. The CODM assesses performance for the company and decides how to better allocate resources based on consolidated net income that is reported on the Condensed Consolidated Statements of Operations. Our objective in making resource allocation decisions is to optimize the consolidated financial results. The accounting policies of our operations segment are the same as those described in the summary of significant accounting policies herein.

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

Basis of Presentation – The consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. These interim financial statements are condensed and should be read in conjunction with the Company’s latest annual financial statements and that interim disclosures generally do not repeat those in the annual statements.

Non-Controlling Interest – The Company accounts for the non-controlling interest in its subsidiary in accordance with U.S. GAAP topic 805: Business Combinations. The Company has chosen to record the minority interests (“NCI”) in the equity section of the consolidated balance sheets, and on the consolidated statements of operations, the profit or loss attributable to the minority interests will be reported as a separate non-operating line item. The Company measures its NCI’s using the percentage of ownership interest held by the respective NCI’s during the accounting period (for share of income or losses) plus the percentage of ownership of net assets at the beginning of the accounting period. The operations of Biodefense were insignificant during the nine-months ended September 30, 2026, thus, NCI has not been presented on the condensed consolidated statements of operations. The non-controlling interest portion of the Bionance have been reflected and been presented on the condensed consolidated statements of operations.

Concentration Risks – The Federal Deposit Insurance Corporation insures cash deposits in most general bank accounts for up to $250,000 per institution. The Company maintains its cash balances at three financial institutions. As of September 30, 2026, the Company’s balance exceeded the limit at two institutions.

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

Accounts and Notes Receivable – Accounts and notes receivable are stated at net realizable value. An allowance for credit losses is provided based on prior collection experiences and management’s analysis of specific accounts, as well as current economic conditions and forecasts that affect the collectability of the reported amount. At September 30, 2026, in the opinion of management, no material accounts were considered uncollectible and, accordingly, no allowance was deemed necessary.

Inventories – Inventories are valued at the lower of cost or net realizable value. The cost of inventories is determined on a first-in, first-out basis.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of September 30, 2026, and December 31, 2025, the Company had no Level 1, 2, or 3 assets or liabilities.

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

Payments received for which the earnings process is not yet complete are deferred. As of September 30, 2026 and December 31, 2025, the Company had no deferred revenue.

Research and Development – Research and development will continue to be a significant function of the Company. Research and development costs are expensed as incurred. Expenses in the accompanying financial statements include certain costs which are directly associated with the Company’s two phase I/II clinical trials, and research and development of the ImmCelzTM, AlloStem™, and IPSCs™ technology platforms. These costs, which consist primarily of monies paid for research assets, outsourced research services, laboratory facility expenses, materials and supplies and compensation costs amounted to $2,602,546 for the nine-months ended September 30, 2026. There was $1,709,719 in research costs for the nine-months ended September 30, 2025.

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

Basic and Diluted Income (Loss) Per Share – The Company follows Financial Accounting Standards Board (“FASB”) ASC 260 Earnings per Share to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During loss periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. During the nine-months ended September 30, 2026, the Company had options to purchase 11,183 shares of common stock and warrants to purchase 8,477,685 shares of common stock; however, the effects were anti-dilutive due to the net loss. During the nine-months ended September 30, 2025, the Company had options to purchase 11,183 shares of common stock and warrants to purchase 4,147,478 shares of common stock; however, the effects were anti-dilutive due to the net loss.

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

NOTE 2 – LICENSING AGREEMENTS

ED Patent – The Company acquired a patent from CMH, a related company on February 2, 2016, in exchange for 43,112 shares of CMTH common stock valued at $100,000. The patent expired in 2025 and the Company has fully amortized the $100,000 expense. Amortization expense of $1,043 and $7,507 were recorded for the nine-months ended September 30, 2026, and 2025, respectively. As of September 30, 2026, the carrying value of the patent was $0.

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

The patent expires on May 19, 2027, and the Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expense of $8,300 and $8,064 were recorded for the nine-months ended September 30, 2026 and 2025 respectively. As of September 30, 2026, the carrying value of the initial patent license was $5,838. The Company expects to amortize the remaining $5,838 through 2026 related to the patent costs.

The Company has elected to amortize the additional $300,000 associated with the patent over a seven-year period on a straight-line basis. Amortization expense of $17,971 and $34,746 were recorded for the nine-months ended September 30, 2026, and 2025 respectively. As of September 30, 2026, the carrying value of the patent was $0. The Company has amortized all $300,000 related to the patent costs.

The Company has elected to amortize the additional $100,000 associated with the filing of the IND with the FDA over a ten-year period on a straight-line basis. Amortization expense of $7,471 was recorded for the nine-months ended September 30, 2026 and 2025 respectively. As of September 30, 2026, the carrying value of the patent was $70,023. The Company expects to amortize approximately $10,000 annually through 2033 related to the patent costs.

The Company has elected to amortize the additional $200,000 associated with the dosing of the first patient over a ten-year period on a straight-line basis. Amortization expense of $14,951 was recorded for the nine-months ended September 30, 2026 and 2025 respectively. As of September 30, 2026, the carrying value of the patent was $156,708. The Company expects to amortize approximately $20,000 annually through 2034 related to the patent costs.

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

The Company has elected to amortize the patent over a ten-year period on a straight-line basis. Amortization expenses of $18,688 and $18,777 were recorded for the nine-months ended September 30, 2026, and 2025, respectively. As of September 30, 2026, the carrying value of the patent was $106,236. The Company expects to amortize approximately $25,000 annually through 2030 related to the patent costs.

The following is a roll forward of the Company’s licensing agreements for the nine-months ended September 30, 2026.

	Assets	Accumulated Amortization

Balances at December 31, 2025	$1,060,000	$(652,768)
Addition of new assets	-	-
Amortization	-	(68,426)
Balances at September 30, 2026	$1,060,000	$(721,194)

NOTE 3 – STOCK-BASED COMPENSATION

On September 6, 2021, the Company’s Board of Directors, and holders of a majority of the voting power of the Company’s stockholders approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) and reserved 60,000 shares of common stock for the issuance of awards thereunder. The 2021 Plan provides for the granting to our employees, officers, directors, consultants, and advisors of performance awards payable in shares of common stock, stock options (non-statutory and incentive), restricted stock awards, stock appreciation rights (“SARs”), restricted share units (“RSUs”) and other stock-based awards. The purpose of the 2021 Plan is to secure for the Company and its stockholders the benefits arising from capital stock ownership by eligible participants who are expected to contribute to the Company’s future growth and success. As of September 30, 2026, stock options to purchase 11,183 common shares had been granted under the 2021 Plan.

During the nine-months ended September 30, 2026 and 2025, the fair market value of the options was insignificant to the financial statements.

Since the expected life of the options was greater than the Company’s historical stock information available, the Company determined the expected volatility based on price fluctuations of comparable public companies.

There were no options issued during the nine-months ended September 30, 2026 and 2025.

Option activity for the nine-months ended September 30, 2026, consists of the following:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2025	11,183	$83.96	6.11
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, September 30, 2026	11,183	$83.96	5.36
Vested, September 30, 2026	11,183	$83.96	5.36

In February 2022, we granted a total of 11,183 options to Timothy Warbington and Donald Dickerson at an exercise price of $16.90. The value of the options was determined to be $145,525 based upon the Black-Scholes method, see variables used below. During the nine-month periods ended September 30, 2026 and 2025, the Company recorded $0 and $3,485 in stock-based compensation respectively. As of September 30, 2026, all stock-based compensation has been expensed.

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

Roth Capital Partners, LLC (“Roth”) acted as the Company’s financial advisor in connection with the transaction described above. Pursuant to a financial advisory agreement with Roth, the Company (i) paid Roth a financial advisory fee equal to 8% of the aggregate gross proceeds received from the exercise of the Existing Warrants, (ii) reimbursed Roth $40,000 for its legal expenses and (iii) issued Roth a warrant (the “Advisor Warrant”) to purchase 125,566 shares of common stock (being equal to 5.0% of the aggregate number of shares of common stock issuable upon exercise of the existing warrants and the new warrants). The Advisor Warrant has the same terms as the new warrants.

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

June 2026

On June 30, 2026, the Company entered into warrant exercise inducement agreements with holders of existing warrants for the exercise of outstanding warrants to purchase an aggregate of 2,790,340 shares of common stock of the Company originally issued in October 2025, at the exercise price of $1.60 per share, in exchange for the Company’s agreement to reduce the exercise price of the existing warrants from $2.86 per share, and the issuance of new warrants. The aggregate gross proceeds from the exercise of the existing warrants was approximately $4.5 million, before deducting financial advisory fees. The new warrants are exercisable for an aggregate of up to 5,580,680 shares of common stock, at an exercise price of $1.60 per share. The new warrants are exercisable for a period of five years following shareholder approval of the exercise of the warrants. As part of the transaction, the Company agreed to and filed a resale registration statement on Form S-3 with the SEC on July 24, 2026 to register the resale of the shares of common stock issuable upon exercise of the new warrants. As the new warrants were considered offering costs, the Company has recorded both an increase and decrease to additional paid-in capital of approximately $9.2 million representing the difference between the fair market value of the existing warrants and new warrants on the date of the transaction. There was no net impact on total equity as a result.

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

The Company did not repurchase any shares under this program during the nine-months ended September 30, 2026, and repurchased 5,000 shares under the program during the nine-months ended September 30, 2025.

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

Cashless Warrant Exercise

On July 1, a holder of common stock purchase warrants exercised 279,036 warrants on a cashless (net-issue) basis. Pursuant to the terms of the warrant agreement, the company did not receive cash proceeds from these exercises. Instead, the company withheld 279,036 underlying shares of common stock as payment for the aggregate exercise price and issued a net balance of 105,549 shares of common stock to the warrant holder

As of September 30, 2026, and 2025, warrants to purchase 8,888,256 and 4,147,478 shares of common stock were outstanding respectively.

Warrant activity, for the nine-months ended September 30, 2026 consists of the following:

	Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2025	6,100,718	$5.06	3.41
Issuances	5,580,680	1.60	5.00
Exercises	(3,069,376)	4.33	2.86
Expirations	(134,338)	149.99	0.00
Outstanding, September 30, 2026	8,477,684	$2.65	3.58

Authorized Share Increase

On August 28, 2026, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 25,000,000 to 100,000,000.

BioDefense Acquisition

On September 24, 2026, the Company purchased 4,000,000 shares of common stock of BioDefense, Inc. from Creative Acquisition Corp. (“CAC”) for an aggregate purchase price consisting of $200,000 in cash and 1,000,000 shares of the Company’s common stock. Timothy Warbington is the Chairman and Chief Executive Officer of CAC and indirectly owns all of its outstanding shares of capital stock. After the transaction, the Company owns 16,000,000 shares of BioDefense, Inc. common stock, constituting 80% of the outstanding shares of common stock of BioDefense, and CAC owns 4,000,000 shares of BioDefense common stock, constituting 20% of the outstanding shares of common stock of BioDefense Inc.

NOTE 5 – NOTES RECEIVABLE

Bionance Initiative

The Company is the principal member of Bionance LLC, a Nevada limited liability company (“Bionance”), formed for the purpose of making investments in the securities of publicly traded companies (“Investments”). On October 1, 2025, following the approval of the Company’s Board of Directors, the Company and Timothy Warbington, the Company’s Chief Executive Officer, entered into Bionance’s Operating Agreement, pursuant to which, among other things, the Company and Mr. Warbington committed to make up to $500,000 and $100,000 of capital contributions, respectively, to Bionance, to fund Investments. The Managing Member of Bionance, Bionance Management LLC, is owned in equal parts by Mr. Warbington, Donald Dickerson, the Company’s Chief Financial Officer, and Dr. Amit Patel, a consultant to the Company. The Managing Member is entitled to 30% of all distributions made by Bionance after Bionance’s other members have received the return of 100% of their capital contributions to Bionance. Bionance has no members other than the Company, Mr. Warbington, and Bionance Management LLC. As of December 31, 2025, Mr. Warbington contributed $10,000 to Bionance.

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

The Company amortizes the premium of $10,000 over the term of the Note using the straight line method due to the short-term nature of the Note. During the nine-months ended September 30, 2026, the Company amortized $7,128 to interest income with a premium of $788 remaining as of September 30, 2026.

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

On August 3, 2026, the Company exchanged the Note with the Issuer for new convertible promissory note (the “New Note”) with a principal amount of $80,887.50 and otherwise in substantially the same form as the Note. Thereafter, the Company sold the New Note to a third party in August 2026 for a purchase price of $80,887.50. As a result there are no principal or interest balances for the Note or New Note as of September 30, 2026.

Prior to the exchange of the New Note for the Note and sale of the New Note to the third party, the Company amortized the premium of $5,000 over the term of the Note using the straight-line method due to the short-term nature of the Note. Prior to the exchange, the Company had amortized $2,502 under the Note to interest income. The remaining $2,498 of the $5,000 premium was recognized as interest income on the date of the sale.

NOTE 6 – RELATED PARTY INVESTMENT

In February, 2026, following the approval of the Company’s Board of Directors, the Company contributed $125,000 to the capital of Creative Acquisition Sponsor LLC (the “Sponsor”), as an investment in the Sponsor. The Sponsor is a Delaware limited liability company formed by the Company’s Chief Executive Officer for the purpose of acting as the sponsor of a proposed special purpose acquisition company (the “SPAC”) that would conduct a public offering and thereafter seek to effect a merger or other business combination with an acquisition target. Following its formation, the Sponsor’s only members were the Company and the Company’s Chief Executive Officer, who has invested $125,000 of his personal funds in the Sponsor. Both the SPAC and Sponsor have conducted limited organizing activities, and the SPAC is no longer pursuing an initial public offering. Accordingly, in September 2026, the Sponsor returned the $125,000 capital contribution to the Company in exchange for the cancellation of the Company’s interest in the Sponsor. As of September 30, 2026, there is zero investment balance.

On September 24, 2026, the Company purchased 4,000,000 shares of common stock of BioDefense, Inc. from Creative Acquisition Corp. (“CAC”) for an aggregate purchase price consisting of $200,000 in cash and 1,000,000 shares of the Company’s common stock. Timothy Warbington is the Chairman and Chief Executive Officer of CAC and indirectly owns all of its outstanding shares of capital stock. After the transaction, the Company owns 16,000,000 shares of BioDefense, Inc. common stock, constituting 80% of the outstanding shares of common stock of BioDefense, and CAC owns 4,000,000 shares of BioDefense common stock, constituting 20% of the outstanding shares of common stock of BioDefense Inc.

NOTE 7 – SUBSEQUENT EVENTS

On October 23, 2026, Timothy Warbington, the Company’s Chief Executive Officer, purchased the Company’s 80% interest in Bionance for a purchase price of $44,000 in a transaction that was approved by the Company’s Board of Directors.

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

Overview

We are clinical-stage biotechnology company focused on developing regenerative medicine therapies derived from adult and perinatal stem cell technologies. We employ scalable, cGMP manufacturing that enables efficient, cost-effective production as programs advance. Supported by a clinical, intellectual property and technological foundation, we are advancing from proof of concept into clinical development in pursuit of regenerative stem cell therapies across multiple indications, with a pipeline targeting addressable markets in orthopedics, immunotherapy, endocrinology, urology and gynecology. Our platforms and therapies include the following:

19

Regenerative medicine refers to approaches that seek to repair, replace or restore damaged cells, tissues and organs rather than solely managing symptoms. These approaches are intended to harness or stimulate the body’s own healing processes. The goal is to regenerate functional tissue, such as rebuilding cartilage in an arthritic joint, improving heart muscle after a heart attack or restoring nerve function after injury, which may allow patients to recover more fully and potentially avoid or delay certain surgical interventions and long-term drug therapy.

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

We integrate AI, where applicable, into our drug development activities to analyze biological and clinical datasets, prioritize targets and candidates and support efforts to enhance efficiencies, shorten development timelines and increase the probability of success for our programs.

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

•

ImmCelz™: A personalized immunotherapy approach that reprograms a patient’s own immune cells with optimized free cell factors. These supercharged cells are then re-injected into the patient from whom they were extracted. This program is being evaluated for its potential to support regenerative and anti-immunomodulatory effects. Our ImmCelz line is serving as the platform to develop therapies for heart disease and diabetes.

•

iPScelz™: Our induced pluripotent stem cell (iPSC) platform, derived from AlloStem, intended to provide a renewable source for creating replacement cell types across a spectrum of degenerative diseases while evading immune rejection.

Regenerative Medicine Programs

Based on third party industry analyses, we believe the combined market opportunity for our targeted indications is approximately $10 billion. These analyses indicate potential long-term growth driven by new therapies, expanded diagnostic rates and broader patient access. We may refine these estimates by indication as additional data become available.

Olastrocel (CELZ 201) -

Olastrocel, also referred to as CELZ 201, is the Company’s lead allogeneic cell therapy candidate developed on the AlloStem™ platform.

In December 2025, the World Health Organization approved “Olastrocel” as the International Non-Proprietary Name for the active cellular substance in CELZ 201. The INN is the globally standardized scientific name used by regulators, clinicians, researchers, and markets to identify a therapeutic substance across development and commercialization. This designation is a key global milestone, typically granted as a program moves into later regulatory stages and requires a unified international identity.

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

Our near-term priorities for Olastrocel™ include completing enrolment of the expanded ADAPT cohort, generating longer term follow up data, continuing regulatory interactions related to Phase 3 planning and evaluating potential strategic and partnering opportunities as the clinical dataset matures.

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

We believe Ultrasome™ may represent a regenerative approach for osteoarthritis in a large market where currently available therapies may provide only temporary relief. The Company’s near-term priorities for the program include designing and initiating the next stage of clinical development, generating multi-center, controlled data and evaluating regional, indication specific or broader strategic partnership opportunities intended to support development and commercial planning while seeking to limit dilutive capital needs.

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

The Company’s near term priorities for the biodefense platform include completing initial enrolment and data ingestion for the first 1,000 veterans in the burn pit registry, advancing AI based modelling to identify exposure linked molecular signatures and potential regenerative countermeasures using the Company’s stem cell and induced pluripotent stem cell platforms and pursuing government and strategic collaborations intended to expand the potential utility of the Toxic Exposure Atlas across broader military and civilian populations.

Results of Operations – For the three-month Periods Ended September 30, 2026, and 2025

Gross Revenue. No revenues were generated during the three-month periods ended September 30, 2026 and 2025.

Selling, General and Administrative Expenses. General and administrative expenses for the three-months ended September 30, 2026, totaled $1,107,611, in comparison with $776,821 for the comparable period a year ago. The increase of $330,790, or 43% is primarily due to increases of, $144,374 in additional employee compensation, and $95,128 in legal fees, offset by a reduction of $60,637 in marketing.

Amortization Expenses. Amortization expenses for the three-months ended September 30, 2026 totaled $16,653 in comparison with $31,059 for the comparable period a year ago.

Research and Development Expenses. Research and development expenses for the three-months ended September 30, 2026, totaled $1,601,688 in comparison to $465,154 for the comparable period a year ago. The increase of $1,136,534, or 244% was primarily due to $1,170,000 in stock-based expense associated with the investment in BioDefense Inc, (See Note 4) and a $116,455 increase in general research and development associated with investments in our other platforms and programs, offset by a decrease of $150,601 associated with the AlloStemSpine® Chronic Lower Back Pain (CELZ-201 ADAPT) trial as it moves from recruitment/dosing to follow-up.

Operating Loss. For the reasons stated above, our operating loss for the three-months ended September 30, 2026, was $2,725,952 in comparison with $1,273,034 for the comparable period a year ago.

Other Income. Other income for the three-months ended September 30, 2026, totaled $62,474 in comparison with $37,100 for the comparable period a year ago. The increased income of $25,374 is primarily due to a gain on the sale of the Bionance note #2 (See Note 5).

Net Income/Loss. For the reasons stated above, our net loss for the three-months ended September 30, 2026, was $2,663,478 in comparison with a net loss of $1,235,934 for the comparable period a year ago.

Results of Operations – For the nine-month Periods Ended September 30, 2026, and 2025

Gross Revenue. There were $0 and $3,000 revenues generated for the nine-month periods ended September 30, 2026 and 2025 respectively.

Cost of Goods Sold. There were $0 and $1,200 cost of goods sold for the nine-month periods ended September 30, 2026 and 2025 respectively.

Gross Profit/(Loss). There were $0 and $1,800 in gross profits for the nine-month periods ended September 30, 2026 and 2025.

Selling, General and Administrative Expenses. General and administrative expenses for the nine-months ended September 30, 2026, totaled $3,076,296, in comparison with $2,396,735 for the comparable period a year ago. The increase of $679,561, or 28% is primarily due to increases of $259,345 in compensation due to an additional staff member and bonus payout timing, $172,628 in legal and accounting due to increased public filing activities, $150,000 in Board of Directors member payment timing, and $75,388 in marketing from a nation-wide, company-level marketing campaign, offset by a reduction of $44,433 in director and officer insurance expense.

Amortization Expenses. Amortization expenses for the nine-months ended September 30, 2026 totaled $68,426 in comparison with $92,378 for the comparable period a year ago.

Research and Development Expenses. Research and development expenses for the nine-months ended September 30, 2026, totaled $2,602,546 in comparison to $1,709,719 for the comparable period a year ago. The increase of $892,827, or 52% was primarily due to $1,166,515 in stock-based expense associated with the investment in Biodefense Inc, (See Note 4), offset by a decrease of $47,459 in general research and development, and $238,713 associated with the AlloStemSpine® Chronic Lower Back Pain (CELZ-201 ADAPT) trial as it moves from subject recruitment/dosing to follow-up.

Operating Loss. For the reasons stated above, our operating loss for the nine-months ended September 30, 2026, was $5,747,268 in comparison with $4,197,032 for the comparable period a year ago.

Other Income. Other income for the nine-months ended September 30, 2026, totaled $168,823 in comparison with $89,698 for the comparable period a year ago. The increased income of $79,125 is primarily due to a gain on the sale of the Bionance note #2 (See Note 5), and higher short-term investment balances.

Net Income/Loss. For the reasons stated above, our net loss for the nine-months ended September 30, 2026, was $5,578,445 in comparison with a net loss of $4,107,334 for the comparable period a year ago.

Liquidity and Capital Resources

As of September 30, 2026, we had $6,845,741 of available cash and US Treasuries and positive working capital of approximately $6,643,493. In comparison, as of December 31, 2025, we had $7,208,126 of available cash, certificates of deposit and US Treasuries and positive working capital of $7,114,134.

Cash Flows

Net Cash Used in Operating Activities. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was $4,459,905 for the nine-months ended September 30, 2026, in comparison to $3,918,891 for the comparable period a year ago, an increase of $541,014 or 14%.

Net Cash from Investing Activities. We generated $28,140 in cash in investing activities during the nine-months ended September 30, 2026, in comparison to no cash used or generated for the comparable period a year ago. The increase in cash used in investing activities was related to a gain on investment on the retired Bionance note #2 (See Note 5)

Net Cash from Financing Activities.

Cash received in financing activities for the nine-months ended September 30, 2026 was $4,069,380 in proceeds primarily from the June 30, 2026 warrant inducement transaction, in comparison to $3,354,000 in net cash received for the comparable period a year ago, primarily from the March 2025 warrant inducement transaction.

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

3.1.3

Certificate of Amendment to Articles of Incorporation of Creative Medical Technology Holdings, Inc., as filed with the Secretary of State of the State of Nevada on August 28, 2026 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2026).

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

Creative Medical Technology Holdings, Inc.

Date: November 6, 2026	By	/s/ Timothy Warbington
Timothy Warbington, Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2026	By	/s/ Donald Dickerson
Donald Dickerson, Chief Financial Officer
(Principal Financial Officer)

